Form 10-K
period 2021-12-31
Planet 13 Holdings Inc.
filed 2022-03-28
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-56374

PLANET 13 HOLDINGS INC.
(Exact name of Registrant as specified in its Charter)

British Columbia	83-2787199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2548 West Desert Inn Road, Suite 100 Las Vegas, Nevada 89109	89109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 206-1313

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the Common Shares held by non-affiliates on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these shares on the Canadian Securities Exchange, converted to USD using the exchange rate posted by the Bank of Canada on June 30, 2021 of USD$1.00= CAD$1.2565) was $793,664,247.

The aggregate market value of the Common Shares held by non-affiliates on December 31, 2021 (based on the closing price of these shares on the Canadian Securities Exchange, converted to USD using the exchange rate posted by the Bank of Canada on December 31, 2021, of USD$1.00= CAD$1.2678) was $339,189,441.

As of March 25, 2022, there were 220,048,952 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

USE OF NAMES AND CURRENCY

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” or “Planet 13” refer to Planet 13 Holdings Inc. together with its wholly-owned subsidiaries.

Unless otherwise indicated, all references to “$,” “US$” or “USD” in this Annual Report on Form 10-K refer to United States dollars, and all references to “C$” or “CAD” refer to Canadian dollars.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

As a company with less than $1.07 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we may take advantage of specified reduced disclosure and other exemptions from requirements that are otherwise applicable to public companies that are not emerging growth companies. These provisions include:

•	Reduced disclosure about our executive compensation arrangements;
•	Exemptions from non-binding shareholder advisory votes on executive compensation or golden parachute; and
•	Exemption from auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large-accelerated filer under the rules of the Securities and Exchange Commission or if we issue more than $1.0 billion of non-convertible debt over a three-year period.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking information” and “forward-looking statements” within the meaning of applicable Canadian securities laws and United States securities laws. All information, other than statements of historical facts, included in this Annual Report on Form 10-K that addresses activities, events or developments that we expect or anticipate will or may occur in the future is forward-looking information. Forward-looking information is often identified by the words “may,” “would,” “could,” “should,” “will,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “expect” or similar expressions and includes, among others, information regarding: information concerning the timing and completion of the integration of the operations of Next Green Wave Holdings Inc.(“NGW”); the anticipated benefits of the acquisition of NGW, including the corporate, operational and financial benefits, our strategic plans and expansion and expectations regarding the growth of the California cannabis market; expectations for the effects of the Business Combination (defined herein);statements relating to the business and future activities of, and developments related to, us after the date of this Annual Report on Form 10-K, including such things as future business strategy, competitive strengths, goals, expansion and growth of our business, operations and plans, new revenue streams, the completion by us of contemplated acquisitions of additional real estate, cultivation and licensing assets, the roll out of new dispensaries, the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for, the expansion of existing cultivation and production facilities, the completion of cultivation and production facilities that are under construction, the construction of additional cultivation and production facilities, the expansion into additional U.S. markets, any potential future legalization of adult-use and/or medical cannabis under U.S. federal law; expectations of market size and growth in the United States and the states in which we operate or contemplate future operations; expectations for other economic, business, regulatory and/or competitive factors related to us or the cannabis industry generally; and other events or conditions that may occur in the future.

Readers are cautioned that forward-looking information and statements are not based on historical facts but instead are based on reasonable assumptions and estimates of our management at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements. Such factors include, among others our actual financial position and results of operations differing from management’s expectations; our business model; a lack of business diversification; increasing competition in the industry; public opinion and perception of the cannabis industry; expected significant costs and obligations; current reliance on limited jurisdictions; development of our business; access to capital; risks relating to the management of growth; risks inherent in an agricultural business; risks relating to energy costs; risks related to research and market development; risks related to breaches of security at our facilities; reliance on suppliers; risks relating to the concentrated voting control of the Company; risks related to our being a holding company; risks related to service providers withdrawing or suspending services under threat of prosecution; risks related to proprietary intellectual property and potential infringement by third parties; risks of litigation relating to intellectual property; negative clinical trial results; insurance related risks; risk of litigation generally; risks associated with cannabis products manufactured for human consumption, including potential product recalls; risks relating to being unable to attract and retain key personnel; risks relating to obtaining and retaining relevant licenses; risks relating to integration of acquired businesses; risks related to quantifying our target market; risks related to industry growth and consolidation; fraudulent activity by employees, contractors and consultants; cyber-security risks; conflicts of interest; risks related to reputational damage in certain circumstances; leased premises risks; risks related to the COVID-19 pandemic; U.S. regulatory landscape and enforcement related to cannabis, including political risks; heightened scrutiny by Canadian regulatory authorities; risks related to capital raising due to heightened regulatory scrutiny; risks related to tax liabilities; risks related to U.S. state and local law regulations; risks related to access to banks and credit card payment processors; risks related to potential violation of laws by banks and other financial institutions; ability and constraints on marketing products; risks related to lack of U.S. federal trademark and patent protection; risks related to the enforceability of contracts; the limited market for our securities; difficulty for U.S. holders of Common Shares to resell over the CSE (as defined herein); price volatility of Common Shares; uncertainty regarding legal and regulatory status and changes; risks related to legislation and cannabis regulation in the states in which we operate or contemplate future operations; future sales by shareholders; no guarantee regarding use of available funds; currency fluctuations; risks related to entry into the U.S; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in this Annual Report on Form 10-K.

Readers are cautioned that the foregoing list is not exhaustive of all factors and assumptions which may have been used. Although we have attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such forward-looking information and statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such information and statements. Accordingly, readers should not place undue reliance on forward-looking information and statements. The forward-looking information and statements contained herein are presented for the purposes of assisting readers in understanding our expected financial and operating performance and our plans and objectives and may not be appropriate for other purposes.

The forward-looking information and statements contained in this Annual Report on Form 10-K represent our views and expectations as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update such forward-looking information and statements at a future time, we have no current intention of doing so except to the extent required by applicable law.

PART I

Item 1. Business.

Overview

We are a vertically integrated cultivator and provider of cannabis and cannabis-infused products in the State of Nevada, and following March 2, 2022, also in the State of California. Through our subsidiaries in Nevada, we hold six licenses for cultivation (three medical licenses and three recreational licenses), six licenses for production (three medical licenses and three recreational licenses), three dispensary licenses (one medical license and two recreational licenses) and two distribution licenses (one active and one conditional). Additionally, in California, through Newtonian Principles, Inc. (“Newtonian”), a wholly-owned subsidiary of ours located in Santa Ana, California, we hold one dispensary license and one distribution license. On March 2, 2022, we acquired, through a plan of arrangement, and then amalgamated with, Next Green Wave Holdings Inc. (“NGW”). NGW was a Canadian-based, North American seed to sale cannabis company, which provided products and services to the cannabis industry in the State of California. See “2022 Acquisition of Next Green Wave Holdings Inc.” Through our California subsidiaries obtained following our acquisition of NGW, we hold two licenses for adult-use cultivation, one cultivation adult-use nursery license, one cultivation medical license, one adult-use and medical distribution license, one manufacturer Type P license, and have a local permit approval with a pending California state application for a cultivation processor license.

Our common shares are listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “PLTH” and quoted on the OTCQX in the United States under the symbol “PLNHF.”

We currently sell over 123 different strains of cannabis (more than 35 of which are grown in house) and have a customer-loyalty database of over 45,000 customers. We own and manufacture cannabis products under the following brands: HaHa (gummies and beverages), Dreamland (chocolates), TRENDI (vapes and concentrates), Medizin (flower, vapes, concentrates), Leaf and Vine (vapes).

We operate our Nevada cultivation licenses at three separate facilities, each location operating jointly under a medical and adult-use cultivation license. Two of our cultivation licenses operate out of Clark County, Nevada (Las Vegas) and include indoor cultivation and perpetual harvest cycles. One is located in an approximately 16,100 square foot facility, and the other operates out of a 25,000 square foot facility and is in construction to expand to a total of 45,000 square feet. The third cultivation license is located near the town of Beatty in Nye County, Nevada. The Beatty cultivation facility currently houses approximately 500 square feet of research and development and genetics testing with the potential to expand to over 2,300,000 square feet of greenhouse production capacity on 80 acres of owned land that includes municipal water and abundant electrical power already at the edge of the property. Following the March 2, 2022 NGW acquisition, we hold two adult-use and one medical cultivation licenses, a cultivation nursery license, a distributor license, and a cultivation processor license which operates out of our California indoor cultivation out of the 35,875 square foot facility in Coalinga, California. California cultivation wholesale products are primarily distributed through a California licensed third-party distributor.

Our six Nevada production licenses operate at three licensed production facilities, each location operating jointly under a medical and adult-use cultivation license. One production facility is a 18,500 square foot customer facing production facility that opened inside our cannabis entertainment complex adjacent to the Las Vegas Strip (the “Planet 13 Las Vegas Superstore”). This facility incorporates butane hash oil extraction (BHO extraction), distillation equipment and microwave assisted extraction equipment as well as a state-of-the-art bottling and infused beverage line and an edibles line able to produce infused chocolates, infused gummies and other edible products. The second production facility is co-located at the Beatty facility, and the third facility is co-located in a 25,000 square foot cultivation facility located in Las Vegas. Manufactured products and Trendi-branded third-party flower are distributed through Nevada under our Nevada distribution license. Following the March 2, 2022 acquisition of NGW, we hold an adult-use and medical processing license, Type P in California which we operate out of our 4,000 square foot facility in Coalinga, California.

We operate two dispensaries in Nevada under two adult-use and one medical licenses. Since 2018, two licenses (one medical and one adult-use) jointly operate out of the Planet 13 Las Vegas Superstore and occupy approximately 24,000 square feet of retail space adjacent to the Las Vegas Strip. Prior to relocating to the Planet 13 Las Vegas Superstore, the licenses operated out of a 2,300 square foot facility located approximately six miles off the Las Vegas Strip (the “Medizin Facility”). In September 2020, we received an unincorporated Clark County recreational license for the Medizin Facility dispensary which had closed when its dispensary licenses were transferred to the Planet 13 Las Vegas Superstore and re-opened the Medizin Facility on November 30, 2020.

We operate one dispensary in California and occupy approximately 25,600 square feet of retail space on Warner Boulevard in the City of Santa Ana located in Orange County (the “Planet 13 OC Superstore”). We have a licensed 6,300 square feet distribution facility adjacent to the Planet 13 OC Superstore, and launched a distribution and delivery service in Orange County to augment our retail location and deliver product to customers and local California state residents throughout Orange County and the surrounding area.

On August 5, 2021, our subsidiary, Planet 13 Illinois LLC (“Planet 13 Illinois”), which is owned 49% by us and 51% by Frank Cowan, a resident of Illinois, was a lottery winner for a Social-Equity Justice Involved Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region from the Department of Financial and Professional Regulation in the State of Illinois. We intend to open a dispensary in the downtown Chicago area and anticipate that it will be operational in late 2022. On October 5, 2021, we formed Planet 13 Chicago, LLC as a 100% owned leasing entity to support future operations in Illinois.

On October 1, 2021, our wholly owned subsidiary, Planet 13 Florida Inc. (“Planet 13 Florida”), completed the acquisition of a license from a subsidiary of Harvest Health & Recreation Inc. (the “Seller”) pursuant to which Planet 13 Florida purchased from the Seller a license to operate as a Medical Marijuana Treatment Center issued by the Florida Department of Health for $55,000,000 in cash. No other assets or liabilities were acquired. Licensed Medical Marijuana Treatment Centers (“MMTCs”) are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of December 31, 2021, there were 22 companies with MMTC licenses in Florida. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate. As part of our Florida expansion, as of the date of this report, we have entered into one lease for a dispensary location in Florida located in Orange Park.

The following table presents the inter-corporate relationships between us and our subsidiaries as at the date hereof.

Subsidiaries of Company	Ownership and control	Description
MM Development Company, Inc.	100%	Licensed Nevada cannabis operations
BLC Management Company, LLC	100%	Management / Holding Entity
LBC CBD, LLC	100%	CBD products / sales company
BLC NV Food, LLC	100%	Holding company for By The Slice, LLC
By The Slice, LLC	100%	Subsidiary of BLC NV Food, LLC, holdings restaurant and retail operations
Newtonian Principles, Inc.	100%	Licensed California cannabis operations
Planet 13 Illinois, LLC	49%	Applicant entity for Illinois dispensary license in Chicago region
Planet 13 Florida, Inc.	100%	Holding company for Florida cannabis license
Planet 13 Chicago, LLC	100%	Holding entity for prospective Illinois lease(s)
MM Development MI, Inc.	100%	Inactive shelf corporation
MM Development CA, Inc.	100%	Inactive shelf corporation

Additional Subsidiaries of Company Acquired March 2, 2022 from Next Green Wave Holdings Inc.	Ownership and control	Description
Crossgate Capital U.S. Holdings Corp.	100%	Holding company for NGWB, LLC and Next Green Wave, LLC
NGWB, LLC	100%	Subsidiary of Crossgate Capital U.S. Holdings Corp., holding entity for City of Coalinga, California land-use permits
Next Green Wave, LLC	100%	Subsidiary of Crossgate Capital U.S. Holdings Corp., licensed California cannabis operations

Our registered office is located at 10th floor, 595 Howe St., Vancouver, BC V6C 2T5, and our head office is located at 2548 West Desert Inn Road, Suite 100, Las Vegas, Nevada 89109.

History of the Company

We were incorporated under the Canada Business Corporations Act (“CBCA”) on April 26, 2002 under the name “High Income Preferred Shares Corporation.” On October 18, 2010, Wombat Investment Trust acquired control of us and on January 1, 2011, we changed our name to “Carpincho Capital Corp.” (“Carpincho”).

MM Development Company, Inc. (“MMDC”), now one of our wholly owned subsidiaries, was formed on March 20, 2014 as a Nevada limited liability company under the name MM Development Company, LLC (“MMDC LLC”) with the mission to provide compassionate, dignified and affordable access to cannabis, cannabis concentrates and cannabis-infused products to approved customers in the State of Nevada. MMDC LLC underwent a statutory conversion to a Nevada corporation and became MMDC on March 14, 2018. On June 11, 2018, MMDC completed a reverse-take-over (“RTO” or “Business Combination”) transaction of Carpincho and filed Articles of Amendment to effect (i) a consolidation of its share capital on a 0.875 (new) for one (1) old basis; (ii) a name change from “Carpincho Capital Corp.” to “Planet 13 Holdings Inc.”; and (iii) the creation of a new class of convertible, class A restricted voting shares (the “Restricted Voting Shares”). The Restricted Voting Shares were convertible into common shares of the Company (the “Common Shares”) at the option of the holders on a share-for-share basis.

On May 31, 2018, the Nevada State Department of Taxation (“DOT”), the agency which regulated cannabis operations in Nevada, approved the transfer of MMDC’s cultivation production and dispensary licenses to us.

On June 26, 2019, we continued out of the jurisdiction of Canada under the CBCA into the jurisdiction of the Province of British Columbia under the Business Corporations Act (British Columbia) (“BCBCA”). On August 12, 2019, our wholly owned subsidiary 10653918 Canada Inc. (“Finco”) was continued out of the jurisdiction of Canada under the CBCA into the jurisdiction of the Province of British Columbia under the BCBCA and on September 24, 2019, we completed a short-form vertical amalgamation with Finco (the “Short Form Amalgamation”). The Short Form Amalgamation was undertaken to simplify our corporate structure and to obtain certain administrative and financial reporting efficiencies. No securities were issued in connection with the Short Form Amalgamation.

Prior to the completion of the Business Combination, the only active business operations of Carpincho was to carry on activities as a venture capital company seeking assets or businesses with good growth potential to merge with or acquire. Following the Business Combination, we have continued the business of MMDC.

2018 Financings

Prior to 2018, MMDC was largely financed by its founders Robert Groesbeck and Larry Scheffler, and companies controlled by them, through a combination of cash contributions classified as debt with accrued interest exceeding US$6,600,000 and reinvestment of operating proceeds.

On January 1, 2018, Messrs. Groesbeck and Scheffler converted an aggregate of US$3,334,304 of their controlled entity debts to equity in MMDC and Chris Wren, Vice President of Operations of MMDC, contributed valuable intellectual property, including genetic strains, cultivation processes, and manufacturing processes, to MMDC in return for a 6% interest in MMDC. The foregoing resulted in MMDC issuing to such persons, in the aggregate, 25,300 class A common voting shares of MMDC and 49,700,000 class B common non-voting shares of MMDC which were subsequently converted into 25,300,000 Common Shares and 49,700,000 Restricted Voting Shares, respectively, on closing of the Business Combination.

On June 20, 2018, Messrs. Groesbeck and Scheffler, through controlled companies, converted an aggregate of approximately US$3,400,000 principal amount and accrued interest of unsecured promissory notes of the Company held by them into an aggregate of 5,532,940 Restricted Voting Shares, or 2,766,470 Restricted Voting Shares each, at a conversion price of C$0.80 per Restricted Voting Share.

On October 15, 2015, an original member of MMDC LLC, Ollehea, LLC, requested that MMDC LLC repurchase its interest as allowed under an operating agreement then in effect. Consequently, the remaining members of MMDC LLC at the time agreed to issue promissory notes to Ollehea on behalf of the MMDC LLC in the amount of US$101,997 each to satisfy the repurchase requirement. The notes were repaid by us on July 9, 2018.

2018 Subscription Receipt Offering

Over the course of three tranches on April 26, May 18 and May 23, 2018, Finco completed private placements of subscription receipts (the “Subscription Receipts”) at a price of C$0.80 per Subscription Receipt for aggregate gross proceeds of approximately C$25,100,000 (the “Subscription Receipt Offering”), the brokered portion of which was conducted by a syndicate of agents co-led by Beacon Securities Limited and Canaccord Genuity Corp. and including Haywood Securities Inc. (collectively, the “Agents”). The proceeds from the Subscription Receipt Offering, less certain expenses, were placed into escrow on completion of the Subscription Receipt Offering. In connection with the completion of the Business Combination, the Subscription Receipts were converted on a one-for-one basis into a total of 31,458,300 common shares of Finco and 15,729,150 common share purchase warrants of Finco, which upon completion of the acquisition of Finco by us were exchanged for an equal number of Common Shares and Common Share purchase warrants (the “Common Share Warrants”), respectively, and the escrowed proceeds from the Subscription Receipt Offering, less the commission of the Agents and certain fees and expenses, were released from escrow to us. Each Common Share Warrant may be exercised for one Common Share at an exercise price of C$1.40 for a period of 24 months from the date of issue. In consideration for services rendered, the Agents were paid a cash commission equal to 6% of the gross proceeds of the Subscription Receipt Offering and issued 1,485,645 compensation warrants (the “Compensation Warrants”). Each Compensation Warrant entitled the holder thereof to purchase one Common Share at an exercise price of C$0.80 until June 11, 2020.

2018 Bought Deal Offering

On December 4, 2018, we issued 8,735,250 units (each, a “Unit”) at a price of C$3.00 per Unit and 425,000 Common Share Warrants (the “Over-Allotment Warrants”) for a price of C$0.44 per Over-Allotment Warrant for aggregate gross proceeds of C$26,392,750 pursuant to a bought deal offering (the “2018 Bought Deal Offering”). The 2018 Bought Deal Offering was led by Beacon Securities Limited and included Canaccord Genuity Corp and Cormark Securities Inc. (collectively, the “2018 Bought Deal Underwriters”). Each Unit was comprised of one Common Share and one-half of one Common Share purchase warrant (each whole warrant, a “Unit Warrant” and, together with the Over-Allotment Warrants, the “2018 Bought Deal Warrants”). Each 2018 Bought Deal Warrant entitled the holder to purchase one Common Share at an exercise price of C$3.75 for a period of 36 months following the closing of the 2018 Bought Deal Offering unless earlier accelerated by us pursuant to the terms thereof. On December 23, 2020, we announced that we had elected to accelerate the expiry date of the outstanding 2018 Bought Deal Warrants to January 28, 2021.

As consideration for services rendered, the 2018 Bought Deal Underwriters were paid a cash commission equal to 6.0% of the gross proceeds of the 2018 Bought Deal Offering and issued compensation options equal to 6% of the number of Units and Over-Allotment Warrants sold (the “Compensation Options”). Each Compensation Option entitled the holder thereof to purchase one Common Share at an exercise price of C$3.00 for a period of 24 months following the closing of the 2018 Bought Deal Offering. We recorded share issuance costs of C$1,536,302.

2019 Formation of Non-Operational Entities

In 2019, we formed MM Development MI, Inc. and Planet 13 Illinois, LLC for the purpose of state and local cannabis applications, and LBC CBD, LLC for the purpose of marketing and selling our cannabidiol (“CBD”) line of products. We also formed BLC NV Food, LLC in January 2020, for the purpose of potential lounge, restaurant, and catering opportunities, and submitted restricted license applications to local jurisdictions in Nevada. These projects are non-operational as at the date hereof, and as material information develops related to each entity, it will be disclosed at the appropriate time and manner by us.

2020 Acquisitions and Financing, Re-Opening Medizin Dispensary

Santa Ana Acquisition

On May 20, 2020, we acquired all of the issued and outstanding common stock (the “Newtonian Shares”) of Newtonian Principles Inc. (“Newtonian”) (the “Santa Ana Acquisition ”), resulting in our acquiring a provisional cannabis retail license, adult use issued by the State of California Bureau of Cannabis Control (the “California License”) and a regulatory safety permit issued by the City of Santa Ana (the “Santa Ana Permit”), which were both held by Newtonian, and a 30-year lease for a dispensary in Santa Ana, California (the “Santa Ana Premises”) along with certain other assets (collectively, the “Warner Assets”) from Warner Management Group, LLC (“Warner”). Newtonian had no operations at the time of the Santa Ana Acquisition. We issued 3,940,932 Restricted Voting Shares (the “Santa Ana Consideration Shares”), representing an agreed value of US$4,000,000, to certain vendors in consideration for the Newtonian Shares, and paid Warner US$1,000,000 in cash and cancelled an interim buildout loan to Warner in consideration for the Warner Assets.

The Santa Ana Consideration Shares were subject to a four-month and one day hold period under Canadian securities laws and were subject to a lock-up whereby 1/8 of the Santa Ana Consideration Shares were released from lock-up each month beginning on September 22, 2020.

On September 25, 2020, Newtonian received a Regulatory Safety Permit Phase 1 approval from the City of Santa Ana for distribution activities at the Santa Ana Premises. On June 18, 2021, Newtonian received both a Commercial Cannabis Adult-Use Retail Sales and a Commercial Cannabis Distribution Regulatory Safety Permit Phase 2 approval from the City of Santa Ana, and on June 21, 2021, received a California Adult-Use and Medicinal - Distributor License.

In mid-June 2021, we completed the build-out of the Planet 13 OC Superstore dispensary and distribution facility, and opened the facility for California State and the City of Santa Ana licensed cannabis sales and distribution starting July 1, 2021.

WCDN Acquisition

On July 17, 2020, we entered into an asset purchase agreement (the “WCDN Asset Acquisition Agreement”) with West Coast Development Nevada, LLC (“WCDN”), W The Brand, LLC, and R. Scott Coffman, pursuant to which we, through MMDC, acquired cannabis inventory, equipment and tenant improvements located in a 25,000 square feet facility at 4801 West Bell Drive, Las Vegas, Nevada 89118 (the “WCDN Acquisition Facility”), which has the ability to expand to 45,000 square feet (the “WCDN Acquisition”). The purchase price for the asset purchase was US$4.1 million and consisted of US$1,156,000 in cash for the inventory and US$3,000,000 million (US$500,000 cash and US$2,500,000 of Common Shares, resulting in the issuance of 1,374,833 Common Shares (the “WCDN Consideration Shares”) based on a 10-day volume weighted average price of the Common Shares as of the close of trading on July 16, 2020) for the operating assets and licenses. The WCDN Consideration Shares were held in escrow until the Second Closing (as defined herein). The WCDN Acquisition allowed us to solidify our vertical integration in Nevada. The privileged licenses included medical and adult-use cultivation and production licenses in unincorporated Clark County, and these licenses were transferred to our existing Nevada subsidiary, MMDC, to be operated on the same terms and subject to the same oversight provided at MMDC’s current production and cultivation operations in unincorporated Clark County, Nevada.

The transaction was scheduled to close in two parts, the first closing being cash transferred for the equipment and cannabis inventory which occurred on July 17, 2020, and the second closing (the “Second Closing”) being contingent on the approval to transfer the license and receipt of the cultivation and production licenses from the State of Nevada’s Cannabis Compliance Board (the “CCB”). On August 25, 2020, the CCB conditionally approved the transfer of the cultivation and production licenses to MMDC, and on September 3, 2020, MMDC received the cultivation and production licenses pursuant to a letter from the CCB and certificates issued on November 3, 2020. By way of an October 12, 2020 letter from the CCB, MMDC received a conditional distribution license from WCDN. The CCB later revisited that letter, claimed it was issued unintentionally or in error, and by CCB public hearing approved the transfer of the conditional distribution license from WCDN to MMDC on December 18, 2020. The approval of the conditional distribution license was confirmed in a letter from the CCB dated January 4, 2021. This is a conditional permit, and no certificate will be available until receipt of a final inspection by the CCB on or prior to February 5, 2023.

On September 11, 2020, we mutually agreed with WCDN that the receipt by MMDC of a business license issued by unincorporated Clark County which would permit us to conduct business in Clark County (the “Clark County Business License”) was a necessary condition precedent to the Second Closing. MMDC received the Clark County Business License and subsequently completed the Second Closing on November 27, 2020, at which time WCDN Consideration Shares were released from escrow to WCDN.

Concurrent with the first closing of the WCDN Acquisition, RX Land, LLC (“RX Land”), an entity owned by Robert Groesbeck and Larry Scheffler (our co-chief executive officers, collectively the “Co-CEOs” and each a “Co-CEO”), acquired the WCDN Acquisition Facility for US$3.3 million and entered into a lease agreement with WCDN in respect of such facility (the “Initial West Bell Lease”). In accordance with the terms of the WCDN Asset Acquisition Agreement and approvals by our independent directors, WCDN assigned the Initial West Bell Lease to MMDC on November 25, 2020, and MMDC subsequently entered into an amending agreement with RX Land on November 27, 2020, to amend certain terms of such lease agreement including increasing the lease payments, extending the duration of the lease and, if desired, allowing for second floor installation by MMDC without a corresponding lease rate increase due to an increase in facility size.

July 2020 Bought Deal Offering

On July 3, 2020, we completed bought deal financing for aggregate gross proceeds of C$11,521,850 (the “July 2020 Bought Deal”) pursuant to which an aggregate of 5,359,000 units (each, a “July 2020 Bought Deal Unit”) of the Company were sold at a price of C$2.15 per July 2020 Bought Deal Unit. Each July 2020 Bought Unit consisted of one Common Share and one-half (1/2) of one Common Share purchase warrant (each whole warrant, a “July 2020 Bought Deal Warrant”). Each July 2020 Bought Deal Warrant entitles the holder thereof to acquire one Common Share at an exercise price of C$2.85 per Common Share until July 3, 2022.

The underwriters received a cash commission equal to 6.0% of the gross proceeds from the sale of the July 2020 Bought Deal Units. The underwriters also received compensation options (each a “July 2020 Bought Deal Compensation Option”) equal to 6.0% of the number of July 2020 Bought Deal Units sold. Each July 2020 Bought Deal Compensation Option entitles the underwriters to purchase one Common Share at a price of C$2.15 until July 3, 2022.

September 2020 Bought Deal Offering

On September 10, 2020, we completed our previously announced bought deal financing for aggregate gross proceeds of C$23,019,550 (the “September 2020 Bought Deal”) pursuant to which an aggregate of 6,221,500 units (each, a “September 2020 Bought Deal Unit”) of the Company were sold at a price of C$3.70 per September 2020 Bought Deal Unit. Each September 2020 Bought Unit consisted of one Common Share and one-half (1/2) of one Common Share purchase warrant (each whole warrant, a “September 2020 Bought Deal Warrant”). Each September 2020 Bought Deal Warrant entitles the holder thereof to acquire one Common Share at an exercise price of C$5.00 per Common Share until September 10, 2022.

The underwriters received a cash commission equal to 6.0% of the gross proceeds from the sale of the September 2020 Bought Deal Units. The underwriters also received compensation options (each a “September 2020 Bought Deal Compensation Option”) equal to 6.0% of the number of September 2020 Bought Deal Units sold. Each September 2020 Bought Deal Compensation Option entitles the underwriters to purchase one Common Share at a price of C$3.70 until September 10, 2022.

November 2020 Bought Deal Offering

On November 5, 2020, we completed our previously announced bought deal financing for aggregate gross proceeds of C$28,604,625 (the “November 2020 Bought Deal”) pursuant to which an aggregate of 6,698,750 units (each, a “November 2020 Bought Deal Unit”) of the Company were sold at a price of C$4.30 per November 2020 Bought Deal Unit. Each November 2020 Bought Unit consisted of one Common Share and one-half (1/2) of one Common Share purchase warrant (each whole warrant, a “November 2020 Bought Deal Warrant”). Each November 2020 Bought Deal Warrant entitles the holder thereof to acquire one Common Share at an exercise price of C$5.80 per Common Share until November 5, 2022.

The underwriters received a cash commission equal to 6.0% of the gross proceeds from the sale of the November 2020 Bought Deal Units. The underwriters also received compensation options (each a “November 2020 Bought Deal Compensation Option”) equal to 6.0% of the number of November 2020 Bought Deal Units sold. Each November 2020 Bought Deal Compensation Option entitles the underwriters to purchase one Common Share at a price of C$4.30 until November 5, 2022.

Medizin Re-opening

MMDC applied for dispensary licenses in Nevada pursuant to a competitive application process in September 2018, and was notified that no licenses were awarded in December 2018. On information known at that time, MMDC filed a lawsuit against the State of Nevada, along with a significant majority of similarly denied applicants. After the first week of trial in July 2020 concerning that litigation pending from December 2018, MMDC entered into a settlement agreement with the State of Nevada, and defendants in intervention to receive a license in unincorporated Clark County to reopen the Medizin location (the “Nevada License Settlement”). On July 31, 2020, the Nevada Tax Commission convened and approved the signed Nevada License Settlement and requested that the CCB, which had authority over Nevada-licensed cannabis businesses as of July 1, 2020, also convene and approve the settlement. On August 7, 2020, the CCB convened and approved the Nevada License Settlement. Pursuant to the Nevada License Settlement, our subsidiary MMDC agreed to a release and waiver of its claims against the State of Nevada and the defendants in intervention, in return for MMDC receiving the provisional unincorporated Clark County adult-use dispensary license originally received by Nevada Organic Remedies in December 2018. Pursuant to a letter dated September 3, 2020, the CCB transferred the conditional Clark County dispensary license to MMDC. On November 20, 2020, we opened the Medizin store location, having received CCB final inspection approvals and a Clark County business license.

2021 Bought Deal Offering, Opening of Planet 13 OC Superstore, Illinois Conditional License Award, Florida License Purchase Agreement

                February 2021 Bought Deal Offering

On February 2, 2021, we completed a bought deal financing for aggregate gross proceeds of C$69,028,750 (the “February 2021 Bought Deal”) pursuant to which an aggregate of 9,861,250 units (each, a “February 2021 Bought Deal Unit”) of the Company were sold at a price of C$7.00 per February 2021 Bought Deal Unit. Each February 2021 Bought Unit consisted of one Common Share and one-half (1/2) of one Common Share purchase warrant (each whole warrant, a “February 2021 Bought Deal Warrant”). Each February 2021 Bought Deal Warrant entitles the holder thereof to acquire one Common Share at an exercise price of C$9.00 per Common Share until February 2, 2023.

The underwriters received a cash commission equal to 6.0% of the gross proceeds from the sale of the February 2021 Bought Deal Units. The underwriters also received compensation options (each a “February 2021 Bought Deal Compensation Option”) equal to 6.0% of the number of February 2021 Bought Deal Units sold. Each February 2021 Bought Deal Compensation Option entitles the underwriters to purchase one Common Share at a price of C$7.00 until February 2, 2023.

                July 2021 Opening of First California Dispensary

Following completion of tenant improvement construction in the first and second quarters of 2021, on July 1, 2021 our subsidiary, Newtonian, opened the Planet 13 OC Superstore, a California licensed and City of Santa Ana permitted cannabis dispensary and distribution facilities, at 25,600 and 6,300 square feet, respectively.

                August 2021 Illinois Dispensing License Lottery Win

On August 5, 2021, our subsidiary, Planet 13 Illinois, which is owned 49% by us and 51% by Frank Cowan, a resident of Illinois, was a lottery winner for a Social-Equity Justice Involved Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region from the Department of Financial and Professional Regulation in the State of Illinois. We intend to launch a dispensary in the downtown Chicago area and anticipate that it will be operational in late 2022.

                October 2021 Florida License Acquisition from Harvest Health & Recreation Inc. Subsidiary

On October 1, 2021, Planet 13 Florida completed the acquisition of a license from the Seller pursuant to which Planet 13 Florida purchased from the Seller a license to operate as a MMTC issued by the Florida Department of Health for $55,000,000 in cash.

2022 Acquisition of Next Green Wave Holdings Inc.

On March 2, 2022 (the “Closing Date”), we completed our acquisition of NGW. We entered into an arrangement agreement (the “Arrangement Agreement”) with NGW on December 20, 2021 pursuant to which we agreed to acquire (the “Arrangement”) all of the issued and outstanding common shares of NGW (the “NGW Shares”) pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia). The Arrangement was approved by the holders of NGW Shares (the “NGW Shareholders”) at a special meeting of NGW Shareholders held on February 25, 2022 and approved by the Supreme Court of British Columbia on March 1, 2022.

Pursuant to the Plan of Arrangement, at 12:01 a.m. (Vancouver time) (the “Effective Time”) on the Closing Date, we acquired all of the NGW Shares for a total consideration of approximately C$71,791,700 (based on the closing price of our Common Shares (the “Planet 13 Shares”) on the Canadian Securities Exchange on February 28, 2022), and NGW then amalgamated with us. The NGW Shareholders received 0.1145 of one Planet 13 Share (the “Exchange Ratio”) and a nominal cash payment of C$0.0001 for each NGW Share held immediately prior to the Effective Time. As a result, 21,361,002 Planet 13 Shares and C$18,656 in cash were issued in exchange for the NGW Shares. In addition, the number of Planet 13 Shares issued to any person pursuant to the Arrangement was rounded down to the nearest whole Planet 13 Share, with a cash consideration paid in lieu of the issuance of such fractional Planet 13 Share of C$3.379 per share, resulting in an aggregate cash-in-lieu consideration of C$77.61.

Based upon the Exchange Ratio, all NGW options to acquire NGW Shares that were outstanding immediately prior to the Effective Time were also exchanged for our options that will entitle the holders to receive, upon exercise thereof, Planet 13 Shares. As a result, we issued 1,106,925 options in exchange for the NGW options.

Overview of the Company’s Cannabis Business

Introduction

On November 1, 2018, we opened the Planet 13 Las Vegas Superstore, less than 500 feet from the Trump Tower and less than 2,500 feet from the Wynn hotel. MMDC entered into an arm’s length agreement to lease a 100,000 square foot building to house its Planet 13 Las Vegas Superstore dispensary and corporate office space in a Phase I build-out of the location. In October 2019, we opened a 4,500-square-foot coffee shop and pizzeria in the Planet 13 Las Vegas Superstore. In 2020, the coffee shop and pizzeria was renamed as the Trece Eatery + Spirits restaurant, owned and operated by us through our subsidiaries. Future plans include the opening of a possible consumption lounge and a non-cannabis retail facility. The Planet 13 Las Vegas Superstore lease has a seven-year term with two seven-year renewal options and we have a right-of-first-refusal on any sale of the building. Prior to opening the Planet 13 Las Vegas Superstore, we sold both medical and recreational products from our then existing facilities. On April 1, 2019, we entered into a lease and sub-license agreement for an additional 4.17 acres of land directly adjacent to the Planet 13 Las Vegas Superstore for additional parking. The term of the April 1, 2019 lease and sub-license runs concurrent with the Planet 13 Las Vegas Superstore lease.

We may in the future build a 100,000 square foot greenhouse for cultivation and an approximately 43,000 square foot processing/production facility located in Beatty, Nevada, approximately 120 miles north-west of Las Vegas. The Beatty location is licensed and zoned for up to three million square feet of greenhouse space for the cultivation of cannabis. The site, which is owned by us, has been permitted and is ready for construction to begin. We are evaluating the timing of construction based on a current excess of supply of wholesale cannabis product in the State of Nevada and in the event of future federal legalization. We expect to revisit our expansion plans for the Beatty facility once the wholesale market in Nevada stabilizes.

Cultivation

In Nevada we, through MMDC, cultivate our cannabis products at: (i) a 16,100 square foot leased facility with a perpetual harvest cycle located in Las Vegas (Clark County); (ii) a 500 square foot facility in Nye County where we conduct product research and development and genetics testing, and (iii) a 25,000 square foot leased facility, which is currently undergoing a 20,000 square foot expansion that will bring the total size of the facility to 45,000 square feet, that houses both cultivation and production facilities located in Las Vegas (Clark County).

Following the Arrangement which closed on March 2, 2022, in California we, through our wholly-owned subsidiary, Next Green Wave, LLC (“NGW, LLC”), which is licensed by the State of California to produce, distribute and sell products throughout the State, cultivate and process our cannabis products at our 35,000 square foot facility on one of the four properties owned by us and zoned for cannabis cultivation in the City of Coalinga, California (“Facility A”). Facility A enables us to cultivate medicinal and recreational cannabis and distribute cannabis products in accordance with the requirements under the Medicinal and Adult Use Cannabis Regulation and Safety Act, throughout the State of California.

Production

Since October 2019, we produce our cannabis products in (i) a 14,000 square foot leased facility in Las Vegas (Clark County) co-located at the Planet 13 Las Vegas Superstore, expanded in Q3 2021 to 18,500 square feet, and separate from the 16,100 square foot cultivation and distribution facility in Las Vegas (Clark County); (ii) a facility in Nye County owned by us and co-located with cultivation operations, and (iii) a 25,000 square foot leased facility, currently undergoing an expansion to add an additional 20,000 square feet to the facility for cultivation and production located in Las Vegas (Clark County). From prior to opening the 18,500 square foot production facility that is co-located in the Planet 13 Las Vegas Superstore complex and up to the end of October 2019, we produced our cannabis products at a separate 4,750 square foot facility leased in Las Vegas (Clark County). All cannabis production licenses held by us in the State of Nevada have been issued to MMDC.

Following the Arrangement which closed on March 2, 2022, in California, we, through our wholly-owned subsidiary, NGW, LLC, which is licensed by the State of California to produce, distribute and sell products throughout the State, process and package our cannabis products at our 4,000 square foot facility on one of the four properties owned by us and zoned for cannabis cultivation in the City of Coalinga, California (“Facility C”). Facility C enables us to process and package medicinal and recreational cannabis and distribute cannabis products in accordance with the requirements under the Medicinal and Adult Use Cannabis Regulation and Safety Act, throughout the State of California.

Distribution

We currently operate Nevada distribution activities, primarily for the transport of our products between our cultivation, production, and dispensing operations, out of our 16,100 square foot cultivation facility located in Las Vegas (Clark County). In addition to self-distribution services, the distribution license is used for the delivery of our wholesale products to licensed Nevada-state cannabis retailers. All distribution licenses held by us in the State of Nevada have been issued to MMDC.

We currently operate California distribution activities at our licensed facility in Santa Ana, California to receive cannabis products purchased from our vendors prior to placement in the Planet 13 OC Superstore.

Following the Arrangement which closed on March 2, 2022, in California, we, through our wholly-owned subsidiary, NGW, LLC, which is licensed by the State of California to produce, distribute and sell products throughout the State, distribute our cannabis products from Facilities A and C to California-licensed wholesale customers.

Dispensing

We have three Nevada dispensary licenses, one for medical and two for the sale of adult-use product, and an adult-use California dispensary license. The Planet 13 Las Vegas Superstore, approximately 23,000 square feet of retail space located adjacent to the Las Vegas Strip, houses one medical and one adult-use license. The other adult-use license operates out of the Medizin-branded store in Clark County, a 2,300 square foot retail facility. The Planet 13 Las Vegas Superstore has the capacity to serve between 3,000 to 5,000 customers per day through its new, enhanced dispensary. We intend to build out the balance of the Planet 13 Las Vegas Superstore location with ancillary services such as a potential cannabis lounge in a segregated area of the facility where patrons will be able to consume products that have been purchased at the dispensary. Lounge facility build-out and operation are pending state and county regulation and ordinance drafting and subsequent licensing of the facility. The Planet 13 Las Vegas Superstore also houses our corporate offices. The Planet 13 OC Superstore, with approximately 15,000 square feet of retail space is located in Santa Ana.

In March 2020, per executive order of Nevada’s Governor Steve Sisolak in response to the public health crisis arising from the novel strain of the coronavirus known as SARS-CoV-2 which is responsible for the coronavirus disease known as COVID-19, all Nevada dispensaries were mandated as an essential service but were restricted to delivery only, with no curb- side pickup or in-store sales permitted until such delivery-only order was lifted on May 30, 2020, when the Planet 13 Las Vegas Superstore re-opened with no more than ten customers allowed in the store at any given time. During the delivery-only restricted operational period, we increased our delivery vehicle fleet to 29 vehicles, and upon the re-opening of the Planet 13 Las Vegas Superstore, we were able to meet the increased home-delivery requests by keeping 20 of those vehicles in constant operation. On June 4, 2020, the State of Nevada increased the allowed occupancy of all businesses in Nevada to a maximum of 50% of the fire rated capacity of the location. We are currently adhering to the guidelines set by the State of Nevada and are able to serve 268 customers in the Planet 13 Las Vegas Superstore at one time under the revised capacity limits set out as of June 4, 2020. On November 24, 2020, Governor Sisolak instituted a Nevada state-wide “pause”, which limited certain industries such as gaming and restaurants, to 25% capacity, but did not further restrict the 50% fire rated capacity limits imposed on cannabis establishments. On December 4, 2020, Nevada announced a COVID-19 vaccine allocation plan, and on December 14, 2020, the first shipment of vaccines was received in Nevada and began distribution under the Nevada allocation plan. The Nevada state-wide “pause” was extended on December 13, 2020, and again for an additional 30-days on January 11, 2021. On March 4, 2021, Nevada announced a “Roadmap to Recovery” relaxing the restrictions in phases and a release from State-level oversight to local jurisdictions in May 2021. As of June 1, 2021, businesses have been allowed to operate at 100% capacity so long as they adhere to both state and local COVID-19 operating protocols, which, included maintaining social distancing and the requirement to wear masks while indoors. As of February 10, 2022, the State of Nevada removed COVID-19 operating protocols requiring masks, regardless of vaccination status.

We have identified that regulatory permits, applications, and submittals are taking longer for Nevada and California regulators to process, as those jurisdictions at the state and local levels have redesignated resources towards COVID-19 response, furloughed regulatory employees, or maintained limited office hours for submissions. As of the date hereof, we do not yet know the duration or magnitude of the COVID-19 pandemic but will continue to operate our core business of dispensing cannabis to adult-use and medical customers in accordance with the federal and state guidelines and restrictions. As of February 16, 2022, the State of California removed COVID-19 operating protocols which required masks for vaccinated individuals. California mask use was revised on March 1, 2022 to a strong recommendation for unvaccinated individuals to wear a mask, as opposed to the February 16, 2022 mask requirement.

On July 31, 2020, the Nevada Tax Commission convened and approved the Nevada License Settlement, we and other plaintiffs, and intervening defendants in connection with the DOT License Matter (as defined herein). While the Nevada Tax Commission approved the settlement, it also requested that the CCB, which had authority over Nevada-licensed cannabis businesses as of July 1, 2020, also convene and approve of the settlement. On August 7, 2020, the CCB convened and approved the Nevada License Settlement. Pursuant to the Nevada License Settlement, our subsidiary MMDC agreed to a release and waiver of its claims against the State of Nevada and the defendants in intervention, in return for MMDC receiving the provisional unincorporated Clark County adult-use dispensary license originally received by Nevada Organic Remedies in December 2018. As a further condition of the settlement, many of the enjoined parties were re-categorized by the State of Nevada, and thus no longer subject to a preliminary injunction. In a letter dated September 3, 2020, the CCB transferred the conditional Clark County dispensary license to MMDC. On November 20, 2020, we opened the Medizin store location, having received CCB final inspection approvals and the Clark County Business License.

Licenses

We are licensed to operate in the State of Nevada as a Retail and Medical Cultivator, a Retail and Medical Product Manufacturer and a Retail and Medical Dispensary. In the State of Nevada, “Retail” refers to the recreational cannabis market. Please see Table 1 below for a list of the licenses issued to us in respect of our operations in Nevada. Under applicable laws, the licenses permit us to cultivate, manufacture, process, package, sell, and purchase marijuana pursuant to the terms of the licenses, which were formerly issued by the DOT under the provisions of Nevada Revised Statutes section 453A through June 30, 2020 and issued by the CCB under NRS 678A, B and D starting July 1, 2020. All licenses are independently issued for each approved activity for use at our facilities and retail locations in Nevada.

All Nevada marijuana establishments must register with the CCB. If applications contain all required information and after vetting by officers, establishments are issued a marijuana establishment registration certificate. In a local governmental jurisdiction that issues business licenses, the issuance by the CCB of a marijuana establishment registration certificate is considered provisional until the local government has issued a business license for operation and the establishment is in compliance with all applicable local governmental ordinances. Final registration certificates are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. It is important to note conditional licenses do not permit the operation of any commercial or medical cannabis activity. Only after a conditional licensee has gone through necessary state and local inspections, if applicable, and has received a final registration certificate from the CCB may an entity engage in cannabis business operation. The CCB limits application for all licenses.

On May 20, 2020, pursuant to the Santa Ana Acquisition, we acquired a 100% interest in Newtonian which holds the California License, permitting us to sell cannabis goods to customers at the Santa Ana Premises. Newtonian also holds the Santa Ana Regulatory Permit for Commercial Cannabis Adult-use Sales for the Santa Ana Premises. We opened the Planet 13 OC Superstore dispensary on July 1, 2021 and commenced retail sales operations under the California License and also launched distribution activities at the Santa Ana Premises under the California State distribution license. Both licenses were active but were not used in operations until completion of tenant improvements and are now in operation since July 1, 2021.

On August 5, 2021, our subsidiary, Planet 13 Illinois, which is owned 49% by us and 51% by Frank Cowan, a resident of Illinois, was a lottery winner for a Social-Equity Justice Involved Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region from the Department of Financial and Professional Regulation in the State of Illinois (“IDFPR”). As of the date of this Annual Report on Form 10-K, the license has not been issued by the IDFPR. We intend to launch a superstore dispensary in the Chicago-Naperville-Elgin region of Illinois.

On October 1, 2021, through our subsidiary Planet 13 Florida, we acquired a license from Harvest Health & Recreation Inc. issued by the Florida Department of Health to operate as a MMTC in the State of Florida for US$55 million in cash. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of December 31, 2021, there were 22 companies with MMTC licenses across Florida. License holders are not subject to restrictions in the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate.

Table 1: Licenses

Holding Entity	Permit/License	Jurisdiction	Expiration/Renewal Date	Description
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2022	Dispensary
MMDC	Adult-Use	Clark County, NV	November 30, 2022	Dispensary
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2022	Cultivation
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2022	Production
MMDC	Medical/Adult-Use	Nye County, NV	June 30, 2022	Cultivation
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2022	Cultivation
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2022	Production
MMDC	Medical	Nye County, NV	June 30, 2022	Production
MMDC	Adult-Use	Nye County, NV	December 31, 2022	Production
MMDC	Distribution	Clark County, NV	March 31, 2023	Distribution
MMDC	Distribution	Clark County, NV	February 5, 2023	Distribution(1)
Newtonian	Adult-Use Retailer	Santa Ana, CA	April 17, 2022	Dispensary
Newtonian	Medical / Adult-Use Distribution	Santa Ana, CA	June 11, 2022	Distribution
Planet 13 Florida	MMTC	Florida	October 25, 2022	MMTC
Planet 13 Illinois	Adult-Use Dispensing	Chicago-Naperville-Elgin	TBD	Dispensary(2)

Notes:

(1)

Transferred from WCDN to MMDC as being associated with the former WCDN cultivation and production facility, approved by CCB hearing on December 18, 2020, as confirmed in the CCB letter dated January 4, 2021. This is a conditional permit, and no certificate will be available until receipt of a final inspection by the CCB on or prior to February 5, 2023.

(2)	As of the date of this Annual Report on Form 10-K, the conditional license has not been issued by the IDFPR.

Table 2: NGW Licenses Acquired on March 2, 2022

Holding Entity	Permit/License	Jurisdiction	Expiration/Renewal Date	Description
NGW, LLC	Adult-Use	Coalinga, CA	8/21/2022	Cultivation, Small Indoor
NGW, LLC	Adult-Use	Coalinga, CA	8/21/2022	Cultivation, Specialty Indoor
NGW, LLC	Medical	Coalinga, CA	8/21/2022	Cultivation, Specialty Indoor
NGW, LLC	Adult-Use	Coalinga, CA	8/21/2022	Nursery
NGW, LLC	Medical/Adult-Use	Coalinga, CA	6/20/2022	Distribution
NGW, LLC	Medical/Adult-Use	Coalinga, CA	10/26/2022	Manufacturer Type P(1)
NGW, LLC	Adult-Use	Coalinga, CA	TBD	Cultivation, Processor(2)

_______________

(1)	License application pending at State of California to enhance this Manufacturer Type P license to Type 6 after March 10, 2022 submittal to authorize solventless extraction.

(2)	License application pending at State of California after receiving administrative review clearance from the California Department of Cannabis Control on February 8, 2022.

Uses of Cannabis

Cannabis can be vaporized, smoked or ingested to alleviate pain and other ailments. Since 2014, we have been cultivating and selling cannabis in Nevada within the price range from US$6.00 to US$21.00 per gram, depending on the strain. Typically, growth time and strain yield will determine whether a strain is low or high priced. Very particular strains may be priced higher than the given range, but this would be the exception.

We offer our customers a diverse range of products, including cannabis flowers, cannabis concentrates and cannabis-infused products. In total, we currently offer over 100 cannabis strains at our dispensaries, up to 20 of which are proprietary strains grown in-house in Nevada and up to 15 strains grown at the recently acquired Next Green Wave cultivation facility in California, covering the entire cannabis spectrum. We believe that carrying a popular variety of strains of medical and recreational cannabis is essential to long-term success. Each strain of medical cannabis is different. Some of the factors that impact whether a particular strain may be right for a customer include levels of THC and/or CBD and whether the plant strain is a Sativa, Indica or Hybrid genetic variant.

We believe that we can gain a competitive advantage by growing high yielding strains which are good extractors and which mature in a short growing cycle while still providing the desired THC profile. Further, finding the right product for a customer’s condition or needs may require sampling a variety of strains, as every person is different. The U.S. Food and Drug Administration (“FDA”) has not recognized or approved cannabis as safe or effective for any indication.

Our cultivation, production, distribution and marketing business is currently focused on the medical and recreational segments, with product offerings sold through our own licensed retail dispensaries as well as third party dispensaries in both California and Nevada.

Principal Products

We currently operate the Planet 13 Las Vegas Superstore, a 24,000 square foot licensed cannabis dispensary located near the Las Vegas Strip, from which we: (i) dispense medical (Medizin) and retail (Planet 13) product lines and provides customer experiences through entertainment features; (ii) provide the consultation, education and convenience services described below; and (iii) own and operate Trece Eatery + Spirits as well as operate a non-cannabis retail merchandise store and event space. Our principal products are cannabis and cannabis-infused items sold to consumers in the medical and retail cannabis markets in the State of Nevada. We sell more than 123 strains of cannabis, up to 35 of which are grown in-house by us.

Co-located with the Planet 13 Las Vegas Superstore complex, we operate a customer-viewable production facility manufacturing wholesale edible and concentrate products, include the TRENDI line, the Leaf & Vine line Dreamland Chocolates, HaHa gummies and sparkling beverages. These products are sold in-store and wholesale to 57 other dispensaries in Nevada.

We also operate the Medizin dispensary, reopened in November 2020 and operate the Planet 13 OC Superstore dispensary in Santa Ana, California on July 1, 2021.

Competition

With respect to retail operations, we compete with other retail license holders across Nevada and California. In addition to physical dispensaries, we also compete with third-party delivery services which provide direct-to-consumer delivery services in Nevada and California. In terms of cultivation and production, we compete with other licensed cultivators and operators in Nevada, California, and other states in which we may operate in the future.

Other than the Nevada state cap on licenses and California local jurisdictional caps on licenses, the retail markets in Nevada and California have fewer barriers to entry and more closely reflect free market dynamics typically seen in mature retail and manufacturing industries. The growth of these markets poses a risk of increased competition. However, given that we have entered the Nevada and California cannabis market at an early stage, management views our market share as less at risk than operators without a current operating footprint.

Management also believes that there are a number of illegally operating dispensaries and cultivators in Nevada and California which serve as competition to us. We expect, however, that the majority of these illegal dispensaries and cultivators will be forced to cease operations in the near-term. See “Risk Factors.”

Components

The main raw materials and components used in the production of our products are cannabis seeds and clones, water, plant nutrients, and electricity.

Water for our Clark County operations is obtained from the municipal water system in Las Vegas, Nevada. The price of water is determined by the City of Las Vegas. Our Nye County operations are similarly part of the municipal water and waste disposal system.

Raw materials include soil, nutrients, organic integrated pest and disease management, environmental supplementation, disposable supplies, and other miscellaneous inputs, all of which are readily available from multiple sources at wholesale or lower prices.

Cycles

There have been potential seasonal fluctuations observed in the first few years of operations at the Planet 13 Las Vegas Superstore, reflective of the Las Vegas market specifically, as well as industry-wide cannabis-themed holidays and events. These potential seasonal fluctuations have been interrupted by the COVID-19 pandemic, which have presented the industry and the Planet 13 Las Vegas Superstore with a unique set of opportunities and challenges. As at the date hereof, we do not know the long-term impact that the COVID-19 pandemic will have on the previously observed trends. Our Planet 13 OC Superstore location opened July 1, 2021 and has a limited operating history. We are continuing to monitor the seasonal fluctuations at this location.

Intellectual Property

We have applied for trademarks at Nevada state and federal level, some of which are currently pending for Medizin, Planet 13, TRENDI, Leaf & Vine, HaHa, and Dreamland. In California, we have registrations for Planet 13 and Planet M. These trademarks were applied for and are designed for use on clothing, wearables, and other non-cannabis products with the intent of creating a valuable brand. We intend to file for additional intellectual property rights in the future.

Environmental

We do not anticipate that environmental protection requirements will have a material financial or operational effect on our capital expenditures, earnings, and competitive position in the current financial year or in future years.

Human Capital

As of December 31, 2021, we employed approximately 575 full-time and 75 part-time employees, and anticipate that number will increase as we expand our operations in California, Florida, Illinois, and Nevada. Full time employees are distributed among several departments, including sales, management and administration, security, cultivation, operations, marketing, facilities, human resources, finance, accounting and legal. In order to ensure that the motivation, integrity and culture of our team stays strong, our Board of Directors (the “Board”) and executive team put significant focus on our human capital resources.

We are committed to diversity and to providing equal employment opportunities to all employees and applicants. This commitment extends to all of our employment practices including recruiting, hiring, training, promotions, and benefits.

Our goal is to use the highest standards in attracting and training the best talent. Our recruiting practices and decisions on whom to hire are among our most important activities. We utilize professional services, industry groups, social media, local job fairs, and educational organizations across the country to find diverse, motivated, and responsible employees. It is a requirement that all of our employees pass background checks and drug screening. To support the advancement of our employees, we offer training and development programs encouraging advancement from within. These programs include employee mentoring and one-on-one quality and regulatory training sessions overseen by our Human Resources Department and Regulatory Compliance team.

The main objective of our compensation program is to attract, retain, motivate, and reward superior employees who must operate in a quick-paced and patient-focused environment. To accomplish this, we offer a package of company-sponsored benefits to our employees. Eligibility depends on each employee’s full-time or part-time status, location, and other factors, and benefits include medical and dental plans, paid and unpaid leaves, and flexible time-off. We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location. Additionally, we believe in aligned incentives and utilize share unit and stock option plans as well as annual bonuses to align the long-term compensation of eligible directors, employees, officers and contractors with our shareholders’ interests for a competitive total rewards program.

Legal and Regulatory Matters

United States Federal Law Overview

At the federal level, cannabis currently remains a Schedule I controlled substance under the U.S. Controlled Substance Act of 1970 (the “CSA”). Despite this federal prohibition, 48 states and the District of Columbia have either decriminalized or legalized adult-use and/or medical cannabis, and of the two states that have not yet decriminalized or authorized cannabis, Nebraska has decriminalized the first offense. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the drug under medical supervision. As such, the manufacture, importation, possession, use or distribution of cannabis remains illegal under U.S. federal law. This has created a dichotomy between state and federal law, whereby many states have elected to regulate and remove state-level penalties regarding a substance that is still illegal at the federal level.

While technically illegal, the U.S. federal government’s approach to enforcement of such laws has, at least until recently, trended toward non-enforcement. On August 29, 2013, the U.S. Department of Justice (“DOJ”) issued a memorandum known as the “Cole Memorandum” to all U.S. Attorneys’ offices (federal prosecutors). The Cole Memorandum generally directed U.S. Attorneys not to prioritize the enforcement of federal marijuana laws against individuals and businesses that rigorously comply with state regulatory provisions in states with strictly-regulated medical or adult-use cannabis programs. The Cole Memorandum, while not legally binding, assisted in managing the tension between state and federal laws concerning state-regulated marijuana businesses.

However, on January 4, 2018, the Cole Memorandum was revoked by then Attorney General Jeff Sessions. While this did not create a change in federal law - as the Cole Memorandum was not itself law - the revocation added to the uncertainty of U.S. federal enforcement of the CSA in states where cannabis use is regulated. Sessions also issued an one-page memorandum known as the “Sessions Memorandum”. This confirmed the rescission of the Cole Memorandum and explained that the Cole Memorandum was “unnecessary” due to existing general enforcement guidance as set forth in the U.S. Attorney’s Manual (the “USAM”). The USAM enforcement priorities, like those of the Cole Memorandum, are also based on the federal government’s limited resources, and include “law enforcement priorities set by the Attorney General,” the “seriousness” of the alleged crimes, the “deterrent effect of criminal prosecution,” and “the cumulative impact of particular crimes on the community.”

While the Sessions Memorandum does emphasize that marijuana is a Schedule I controlled substance and states the statutory view that it is a “dangerous drug and that marijuana activity is a serious crime,” it does not otherwise guide U.S. Attorneys that the prosecution of marijuana-related offenses is now a DOJ priority. Furthermore, the Sessions Memorandum explicitly describes itself as a guide to prosecutorial discretion. Such discretion is firmly in the hands of U.S. Attorneys in deciding whether to prosecute marijuana-related offenses. U.S. Attorneys could individually continue to exercise their discretion in a manner similar to that displayed under the Cole Memorandum’s guidance. Dozens of U.S. Attorneys across the country have affirmed their commitment to proceeding in this manner, or otherwise affirming that their view of federal enforcement priorities has not changed, although a few have displayed greater ambivalence. On November 7, 2018, Mr. Sessions tendered his resignation as Attorney General at the request of President Donald Trump. Following Mr. Sessions’ resignation, and Matthew Whitaker serving as Acting United States Attorney General, William Barr was appointed as US Attorney General on January 15, 2019. Mr. Barr stated at his confirmation hearing to the Senate Judiciary Committee that he would “not go after companies” that had relied upon the Obama-era guidance (the Cole Memorandum) that former Attorney General Jeff Sessions had rescinded in states where cannabis has been legalized. The Department of Justice under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis.

On January 21, 2021, Joseph Biden, Jr. was sworn in as President of the United States. President Biden’s Attorney General, Merrick Garland, was confirmed by the United States Senate on March 10, 2021. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. Mr. Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a good use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole memorandum, enforcement priorities are determined by respective United States Attorneys.

While it is too soon to determine what prosecutorial effects will be created by the rescission of the Cole Memorandum under the Trump administration and the appointment of Mr. Garland under the current administration, a nationwide “crackdown” on regulated marijuana business is unlikely. The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale enforcement operation would more than likely create unwanted political backlash for the DOJ and the current administration. It is also possible that the rescission of the Cole Memorandum could motivate Congress to reconcile federal and state laws. Regardless, marijuana remains a Schedule I controlled substance at the federal level, and the federal government of the U.S. continues to reserve the right to enforce federal law in regard to the sale and disbursement of medical or adult-use marijuana, even where state law sanctioned such sale and disbursement. From a purely legal perspective, the criminal risk today remains identical to the risk on January 3, 2018, prior to the Cole Memorandum being rescinded. It remains unclear whether the risk of enforcement has been altered.

Additionally, under U.S. federal law, it may potentially be a violation of federal anti-money laundering statutes for financial institutions to take any proceeds from the sale of marijuana or any other Schedule I controlled substance. Canadian banks are likewise hesitant to deal with cannabis companies, due to the uncertain legal and regulatory framework of the industry. Banks and other financial institutions, particularly those that are federally chartered in the U.S., could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses.

Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to bank state-sanctioned marijuana businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all marijuana-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These marijuana-related SARs are divided into three categories - marijuana limited, marijuana priority, and marijuana terminated - based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. On the same day as the FinCEN Memorandum was published, the DOJ issued a memorandum (the “2014 DOJ Memorandum”) directing prosecutors to apply the enforcement priorities of the Cole Memorandum in determining whether to charge individuals or institutions with crimes related to financial transactions involving the proceeds of marijuana-related conduct. The 2014 DOJ Memorandum has been rescinded as of January 4, 2018, along with the Cole Memorandum, removing guidance that enforcement of applicable financial crimes against state-compliant actors was not a DOJ priority.

However, former Attorney General Sessions’ revocation of the Cole Memorandum and the 2014 DOJ Memorandum has not affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself. Though it was originally intended for the 2014 DOJ Memorandum and the FinCEN Memorandum to work in tandem, the FinCEN Memorandum appears to be a standalone document which explicitly lists the eight enforcement priorities originally cited in the Cole Memorandum. As such, the FinCEN Memorandum remains intact, indicating that the Department of the Treasury and FinCEN intend to continue abiding by its guidance. However, in the United States, it is difficult for cannabis-based businesses to open and maintain a bank account with any bank or other financial institution.

In the U.S., the SAFE Banking Act of 2019, H.R. 1595 (“SAFE Banking Act”), was first introduced on March 7, 2019 and passed a vote on September 25, 2019 by the Committee of the Whole Congress, but failed to receive the support needed to pass the U.S. Senate. Generally, the act would let banks offer services to cannabis-related businesses. They could also offer services to those businesses’ employees. In both Canada and the U.S., transactions involving banks and other financial institutions are both difficult and unpredictable under the current legal and regulatory landscape. Legislative changes could help to reduce or eliminate these challenges for companies in the cannabis space and would improve the efficiency of both significant and minor financial transactions. The SAFE Banking Act re-emerged in March 2021, H.R. 1996, with more bipartisan support including with 180 cosponsors. On April 19, 2021, the House passed the re-introduced SAFE Banking Act in a bipartisan vote of 321 - 101, but it again stalled in the Senate. While there is strong support in the public and within Congress for the SAFE Banking Act and similar legislation, there can be no assurance that it will be passed as presently proposed or at all.

Although the Cole Memorandum and 2014 DOJ Memorandum have been rescinded, Congress has used the Rohrabacher-Leahy Amendment as a rider provision in the FY 2015, 2016, 2017, 2018, 2019 2020, and 2021 Consolidated Appropriations Acts and accompanying stopgap spending measures to prevent the federal government from using congressionally appropriated funds to enforce federal marijuana laws against regulated medical marijuana actors operating in compliance with state and local law. President Joe Biden became the first president to propose a budget with the Rohrabacher-Farr Amendment included. As of the filing date of this Form 10-K, the Rohrabacher-Farr Amendment provisions are effective through September 30, 2022 as part of the Consolidated Appropriations Act, 2022.

Despite the legal, regulatory, and political obstacles the marijuana industry currently faces, the industry has continued to grow. It was anticipated that the federal government would eventually repeal the federal prohibition on cannabis and thereby leave the states to decide for themselves whether to permit regulated cannabis cultivation, production and sale, just as states are free today to decide policies governing the distribution of alcohol or tobacco.

Given current political trends, however, these developments are considered unlikely to materialize in the near-term. As an industry best practice, despite the recent rescission of the Cole Memorandum, we intend to abide by the following to ensure compliance with the guidance provided by the Cole Memorandum:

●

ensure that our operations are compliant with all licensing requirements as established by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions;

●

ensure that our cannabis related activities adhere to the scope of the licensing obtained (for example, in states where cannabis is permitted only for adult-use, the products are only sold to individuals who meet the requisite age requirements);

●	implement policies and procedures to ensure that cannabis products are not distributed to minors;

●	implement policies and procedures in place to ensure that funds are not distributed to criminal enterprises, gangs or cartels;

●

implement an inventory tracking system and necessary procedures to ensure that such compliance system is effective in tracking inventory and preventing diversion of cannabis or cannabis products into those states where cannabis is not permitted by state law, or cross any state lines in general;

●

ensure that our state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs, is engaged in any other illegal activity or any activities that are contrary to any applicable anti-money laundering statutes; and

●

ensure that our products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

In addition, we may (and frequently do) conduct background checks to ensure that the principals and management of our operating subsidiaries are of good character and have not been involved with other illegal drugs, engaged in illegal activity or activities involving violence, or use of firearms in cultivation, manufacturing or distribution of cannabis. We also conduct ongoing reviews of the activities of our cannabis businesses, the premises on which they operate and the policies and procedures that are related to possession of cannabis or cannabis products outside of the licensed premises, including the cases where such possession is permitted by regulation.

Nevada State Law Overview

In 2000, Nevada voters passed a medical marijuana initiative allowing physicians to recommend cannabis for an inclusive set of qualifying conditions including chronic pain and created a limited non-commercial medical marijuana patient/caregiver system. Senate Bill 374, which passed the legislature and was signed by the Nevada Governor in 2013, expanded this program and established a for-profit regulated medical marijuana industry.

In 2014, Nevada accepted medical marijuana business applications and a few months later the Nevada Division of Public and Behavioral Health (the “Division”) approved 182 cultivation licenses, 118 licenses for the production of edibles and infused products, 17 independent testing laboratories, and 55 medical marijuana dispensary licenses. The number of dispensary licenses was then increased to 66 by legislative action in 2015. The application process was merit-based, competitive, and is currently closed.

Nevada has a medical marijuana program and passed adult-use legalization through the ballot box in November 2016. Under Nevada’s adult-use marijuana law, the state licensed marijuana cultivation facilities, product manufacturing facilities, distributors, retail stores and testing facilities. For the first 18 months after legalization, applications to the DOT for adult- use establishment licenses were only accepted from existing medical marijuana establishments and from existing liquor distributors for the adult-use distribution license. The Division licensed and regulated medical marijuana establishments up until July 1, 2017, when the state’s medical marijuana program merged with adult-use marijuana enforcement under the DOT. After merging medical and adult-use marijuana regulation and enforcement, the single regulatory agency was known as the “Marijuana Enforcement Division of the Department of Taxation”. The DOT oversaw regulation of cannabis operations until the CCB took over on July 1, 2020. As of October 5, 2020, all five members of the CCB were appointed by the Nevada Governor.

In February 2017, the state announced plans to issue “early start” recreational marijuana establishment licenses in the summer of 2017. These licenses expired at the end of the year and, beginning on July 1, 2017, allowed marijuana establishments holding both a retail marijuana store and dispensary license to sell their existing medical marijuana inventory as either medical or adult-use marijuana. All cannabis cultivated and infused products produced under the adult-use program that were not existing inventory at a medical marijuana dispensary were transported to retail marijuana stores utilizing a licensed retail marijuana distributor. Starting on July 1, 2017, medical and adult-use marijuana became subject to a 15% excise tax on the first wholesale sale (calculated on the fair market value) and adult-use cannabis is subject to an additional 10% special retail marijuana sales tax in addition to any general state and local sales and use taxes.

The regular retail marijuana program began in early 2018. The Regulation and Taxation of Marijuana Act specifies that, for the first 18 months of the program, only existing medical marijuana establishment certificate holders could apply for a retail marijuana establishment license. As that restriction expired in November 2018, on December 5, 2018, the DOT expanded the application process and awarded an additional 61 licenses for retail marijuana dispensaries in Nevada. The regular program was governed by permanent regulations found in Nevada Administrative Code Sections 453A and 453D through June 30, 2020.

In early 2019, Nevada legislature passed Nevada Assembly Bill 533 (“AB533”), which authorized the formation of the CCB to be vested with the authority to license and regulate persons and establishments engaged in cannabis activities within Nevada and promulgated statutes which will replace Nevada Revised Statute (“NRS”) 453A and 453D effective on July 1, 2020. Those statutes are currently codified at NRS 678A, B, C and D. On July 21, 2020, the CCB adopted final Nevada Cannabis Compliance Regulations 1 through 15 (“NCCR”) which are substantially similar to the former Nevada Administrative Code Sections 453A and 453D.

In response to industry feedback, on October 20, 2020, the CCB amended NCCR 5 to give clarity regarding public company ownership of Nevada cannabis companies. Generally, those amendments include such companies being required to provide to the CCB notice of annual general meetings of shareholders and a non-objecting beneficial owners (“NOBO”) list as of the record date of each such meeting, and disclosure of any stockholders having 5% or greater ownership interest or that are able to exert control over a Nevada cannabis establishment. Additionally, the CCB requires an updated list of all beneficial owners, regardless of amount or type of ownership, but if a list of all beneficial owners cannot be obtained through reasonable cost and/or effort, the publicly traded company must provide an updated NOBO list as of the annual meeting record date, and explain why it cannot provide a list of all beneficial owners through reasonable cost and effort.

Nevada does not have any U.S. residency requirements with respect to license ownership, but does require background checks of all individuals having an ownership interest. Background checks are waivable at the discretion of the CCB for individuals having less than 5% ownership interest. The last background check waiver approval received from CCB was a request we submitted on November 30, 2020 in relation to the acquisition of the conditional Nevada distribution license acquired from WCDN, but which extended to all shareholders holding less than 5% ownership interest. We also submitted a background check waiver request to the CCB on January 3, 2022 in relation to the Arrangement Agreement, which may or may not be acted upon by the CCB (see “Risk Factors”). Although the CCB has not chosen to exercise their authority to require a background check on ownership interests in public cannabis companies that remain under 5% and do not otherwise exercise control over a Nevada cannabis licensee, the CCB does have authority to require a licensee to investigate and submit any ownership interest, beneficial or direct, for CCB approval. For example, under Nevada cannabis laws, any beneficial holder of any of our securities, regardless of the number of shares, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the voting securities determined if the CCB has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada.

In addition, vertical integration is neither required nor prohibited. All medical marijuana sales are made subject to the recipient holding a registry identification card issued by the State of Nevada as defined at NRS 678A.235. We are permitted to sell medical marijuana products to non-Nevada patients as non-Nevada patients are permitted reciprocity under NRS 678C.470.

Nevada Licenses

There are five types of retail marijuana establishment licenses under Nevada law:

●

Cultivation Facility - Licenses to cultivate (grow), process, and package marijuana; to have marijuana tested by a testing facility; and to sell marijuana to retail marijuana stores, to marijuana product manufacturing facilities, and to other cultivation facilities, but not to consumers.

●	Distributor - Licenses to transport marijuana from a marijuana establishment to another marijuana establishment.

●

Product Manufacturing Facility - Licenses to purchase marijuana; manufacture, process, and package marijuana and marijuana products; and sell marijuana and marijuana products to other product manufacturing facilities and to retail marijuana stores, but not to consumers.

●	Testing Facility - Licenses to test marijuana and marijuana products, including for potency and contaminants.

●

Retail Store - Licenses to purchase marijuana from cultivation facilities, marijuana and marijuana products from product manufacturing facilities, and marijuana from other retail stores; can sell marijuana and marijuana products to consumers.

MMDC applied for and did not receive any of the 61 new licenses granted by DOT on December 5, 2018. Upon review of this result, we determined that there were significant irregularities in the license application and review process. MMDC filed a complaint against the State of Nevada and DOT on December 10, 2018, and concurrently pursued all available administrative remedies (the “DOT License Matter”). MMDC requested a judicial review of the license application process and the scoring criteria utilized by DOT, and requested that the court award MMDC monetary damages as a result of DOT’s failure to properly award licenses and that the court award retail dispensary licenses to MMDC. On August 23, 2019, as a result of discrepancies discovered in the application process administered by the State of Nevada, a court issued a partial preliminary injunction against the State of Nevada from moving forward with the numerous holders of provisional licenses awarded under the December 5, 2018, provisional license awards.

After the first week of trial in July 2020, MMDC entered into a settlement agreement with the State of Nevada and defendants in intervention to receive a license in unincorporated Clark County to reopen the Medizin location. On July 31, 2020, the Nevada Tax Commission convened and approved the signed Nevada License Settlement and requested that the CCB, which had authority over Nevada-licensed cannabis businesses as of July 1, 2020, also convene and approve the settlement. On August 7, 2020, the CCB convened and approved the Nevada License Settlement. Pursuant to the Nevada License Settlement, our subsidiary MMDC agreed to a release and waiver of its claims against the State of Nevada and the defendants in intervention, in return for MMDC receiving the provisional unincorporated Clark County adult-use dispensary license originally received by Nevada Organic Remedies in December 2018. Pursuant to a letter dated September 3, 2020, the CCB transferred the conditional Clark County dispensary license to MMDC. On November 20, 2020, we opened the Medizin store location, having received CCB final inspection approvals and a Clark County business license.

Cannabis consumption lounges were authorized in Nevada pursuant to AB 341 in the 2021 81st Session of the Nevada Legislature. On July 9, 2021, our subsidiary MMDC received a notification letter of eligibility to hold a retail cannabis consumption lounge license from the CCB. On December 2, 2021, the CCB released draft regulations for the cannabis consumption lounge application and requirements to operate, and held a December 14, 2021 workshop discussing the draft regulations with stakeholders.

Nevada Reporting Requirements

Nevada has selected Franwell Inc.’s METRC solution (“METRC”) as the state’s track-and-trace system used to track commercial cannabis activity and movement across the distribution chain. Individual licensees whether directly or through third-party integration systems are required to push data to the state to meet all reporting requirements. For all licensed facilities, we have designated an in-house computerized seed to sale software that integrates with METRC via an application programming interface, and captures the required data points for cultivation, manufacturing and retail as required by Nevada statutes and regulations.

Nevada Regulatory Compliance

Our licenses are in good standing to cultivate, possess and/or wholesale marijuana in the State of Nevada and we, through MMDC, are in compliance with Nevada’s marijuana regulatory program. MMDC has responded to all DOT and CCB inspections and received approval on all corrective actions.

We comply with applicable Nevada state licensing requirements as follows: (i) MMDC is licensed pursuant to applicable Nevada state law to cultivate, possess and/or distribute THC- bearing cannabis (or “marijuana”) in Nevada; (ii) renewal dates for such licenses are docketed by legal counsel and/or other advisors; (iii) random internal audits of our business activities are conducted by the applicable Nevada state regulator and by us to ensure compliance with applicable Nevada state law; (iv) each of our employees is provided with an employee handbook that outlines internal standard operating procedures in connection the cultivation, possession and distribution of marijuana to ensure that all marijuana inventory and proceeds from the sale of such marijuana are properly accounted for and tracked and using scanners to confirm each customer’s legal age and the validity of each customer’s drivers’ license; (v) each room that marijuana inventory and/or proceeds from the sale of such inventory enter is monitored by video surveillance; (vi) software is used to track marijuana inventory from seed to sale; and (vii) we are contractually obligated to comply with applicable Nevada state law in the United States in connection with the cultivation, possession and/or distribution of marijuana in Nevada.

We have a full time General Counsel on staff in Nevada, who is a licensed attorney under the State Bar of Nevada, in good standing, whose responsibilities include monitoring the day- to-day activities of regulatory compliance staff, including ensuring that the established standard operating procedures are being adhered to at each stage of the cultivation, processing and distribution cycle, to identify any non-compliance matters and to put in place the necessary modifications to ensure compliance. The regulatory compliance staff conducts regular unannounced audits against our established standard operating procedures and State of Nevada regulations. Each employee is provided with an employee handbook outlining the standard operating procedures and state regulations upon hiring and is then provided with one-on-one quality and regulatory training through programs overseen by the General Counsel.

California State Law Overview

In 1996, California was the first state to legalize medical marijuana through Proposition 215, the Compassionate Use Act of 1996. This legalized the use, possession and cultivation of medical marijuana by patients with a physician recommendation for treatment of cancer, anorexia, AIDS, chronic pain, spasticity, glaucoma, arthritis, migraine, or any other illness for which marijuana provides relief.

In 2003, Senate Bill 420 was signed into law establishing an optional identification card system for medical marijuana patients. In September 2015, the California legislature passed three bills collectively known as the Medical Cannabis Regulation and Safety Act (“MCRSA”). The MCRSA established a licensing and regulatory framework for medical marijuana businesses in California. The system created multiple license types for dispensaries, infused products manufacturers, cultivation facilities, testing laboratories, transportation companies, and distributors. Edible infused product manufacturers would require either volatile solvent or non-volatile solvent manufacturing licenses depending on their specific extraction methodology. Multiple agencies would oversee different aspects of the program and businesses would require a state license and local approval to operate. However in November 2016, voters in California overwhelmingly passed Proposition 64, the Adult-Use of Marijuana Act (“AUMA”) creating an adult-use marijuana program for adults 21 years of age or older.

AUMA included certain conflicting provisions with MCRSA, so in June 2017, the California State Legislature passed Senate Bill No. 94, known as Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which amalgamates MCRSA and AUMA to provide a set of regulations to govern a medical and adult-use licensing regime for cannabis businesses in the State of California. At that time the four agencies that regulated marijuana at the state level were the Bureau of Cannabis Control (“BCC”), California Department of Food and Agriculture, California Department of Public Health, and California Department of Tax and Fee Administration. MAUCRSA came into effect on January 1, 2018. One of the central features of MAUCRSA is known as “local control.” In order to legally operate a medical or adult-use marijuana business in California, an operator must have both a local and state license. This requires license holders to operate in cities or counties with marijuana licensing programs. Cities and counties in California are allowed to determine the number of licenses they will issue to marijuana operators, or can choose to outright ban marijuana.

State cannabis licenses in California must be renewed annually. Depending on the jurisdiction, our local authorizations must generally be renewed annually as well. Each year, licensees are required to submit a renewal application per State cannabis regulatory guidelines. Provided renewal applications are submitted in a timely manner, we can expect the renewals to be granted in the ordinary course of business.

On January 10, 2020, the three commercial cannabis licensing agencies in California, the BCC, the Department of Food and Agriculture, and the Department of Public Health (collectively, “California Licensing Agencies”) announced that California Governor Gavin Newsom’s budget proposal for cannabis industry regulation and taxation included plans to consolidate the three licensing entities that are currently housed at the California Licensing Agencies into a single Department of Cannabis Control by July 2021. With the passage of AB 141 on July 12, 2021, the California Licensing Agencies were consolidated into the Department of Cannabis Control (“DCC”). On September 8, 2021, the DCC announced proposed emergency regulations to move all cannabis regulations into Title 4 of the California Code of Regulations, with a stated goal of consolidating and improving the regulations. The proposed emergency regulations were in the review and comment period which closed on September 20, 2021.

MAUCRSA allows local municipalities and jurisdictions to authorize the on-site consumption of cannabis by state-licensed retailers and/or microbusinesses. If a city or county permits it, retailers and microbusinesses can have on-site consumption if: (i) access to the area where cannabis consumption is allowed is restricted to persons 21 years of age and older, (ii) cannabis consumption is not visible from any public place or non age-restricted area, and (iii) the sale or consumption of alcohol or tobacco is not allowed on the premises.

California Reporting Requirements

California has selected METRC as the state’s track-and-trace system used to track commercial cannabis activity and movement across the distribution chain. Individual licensees whether directly or through third-party integration systems are required to push data to the state to meet all reporting requirements. For all licensed facilities, we have designated an in- house computerized seed to sale software that integrates with METRC via an application programming interface, and captures the required data points for cultivation, manufacturing and retail as required by California statutes and regulations.

California License and Regulatory Compliance

As of December 31, 2021, we, through our subsidiary Newtonian, hold the Santa Ana Permit and the California License and are in compliance with applicable licensing requirements and the regulatory framework enacted by the State of California. In order to qualify for these licenses, we submitted applications and license renewals with detailed plans and procedures evidencing to the applicable regulators that it complies with all statutory and regulatory requirements in California for the operation of the licenses. We have further retained a California regulatory consultant, with experience operating regulatory-compliant California license operations, to advise us on regulatory requirements and updates in that state. As of March 2, 2022, upon closing of the Arrangement, we filed a notice of ownership update with the State of California, and assumed responsibility for the NGW licenses. Additionally, our General Counsel works regularly with our California regulatory consultant and oversees all aspects of services provided in connection with the Santa Ana Permit, the cultivation, manufacturing, and distribution licenses acquired pursuant to the Arrangement completed on March 2, 2022, and the California License to ensure compliance and continuity of those licenses.

Florida State Law Overview

In 2014, the Florida Legislature passed the Compassionate Use Act, which was the first legal medical cannabis program in the state’s history. The original Compassionate Use Act only allowed for low-THC cannabis to be dispensed and purchased by patients suffering from cancer and epilepsy. In 2016, the Legislature passed the Right To Try Act which allowed for full potency cannabis to be dispensed to patients suffering from a diagnosed terminal condition. Also in 2016, the Florida Medical Marijuana Legalization Initiative was introduced by citizen referendum and passed on November 8. This language, known as “Amendment 2,” amended the state constitution and mandated an expansion of the state’s medical cannabis program.

Amendment 2, and the resulting expansion of qualifying medical conditions, became effective on January 3, 2017. The Florida Department of Health, physicians, dispensing organizations and patients are bound by Article X Section 29 of the Florida Constitution and Florida Statutes Section 381.986. On June 9, 2017, the Florida House of Representatives and Florida Senate passed respective legislation to implement the expanded program by replacing large portions of the existing Compassionate Use Act, which officially became law on June 23, 2017.

The Florida Statutes Section 381.986(8) provides a regulatory framework that requires licensed producers, which are statutorily defined as “Medical Marijuana Treatment Centers”, to cultivate, process and dispense medical cannabis in a vertically-integrated marketplace.

Licenses are issued by the Office of Medical Marijuana Use (“OMMU”) and must be renewed biennially. License holders can only own one license. Currently, the dispensaries can be in any geographic location within the state, provided that the local jurisdiction’s zoning regulations authorize such a use, the proposed site is zoned for a pharmacy and the site is not within 500 feet of a school.

The MMTC license permits us to sell medical cannabis to qualified patients to treat certain medical conditions in Florida, which are delineated in Florida Statutes Section 381.986. As we expect our operations in Florida to be vertically-integrated, we will be able to cultivate, harvest, process and sell/dispense/deliver our own medical cannabis products. Under the terms of our Florida license, we are permitted to sell medical cannabis only to qualified medical patients that are registered with the State. Only qualified physicians who have successfully completed a medical cannabis educational program can register patients on the Florida Office of Medical Marijuana Use Registry.

Florida Reporting Requirements

Florida law calls for the OMMU to establish, maintain, and control a computer software tracking system that traces cannabis from seed to sale and allows real-time, 24-hour access by the OMMU to such data. The tracking system must allow for integration of other seed-to-sale systems and, at a minimum, include notification of certain events, including when marijuana seeds are planted, when marijuana plants are harvested and destroyed and when cannabis is transported, sold, stolen, diverted, or lost. Each medical marijuana treatment center shall use the seed-to-sale tracking system established by the OMMU or integrate its own seed-to-sale tracking system with the seed-to-sale tracking system established by the OMMU. At this time the OMMU has not implemented a statewide seed-to-sale tracking system. Additionally, the OMMU also maintains a patient and physician registry and the licensee must comply with all requirements and regulations relative to the provision of required data or proof of key events to said system in order to retain its license. Florida requires all MMTCs to abide by representations made in their original application to the State of Florida or any subsequent variances to same. Any changes or expansions of previous representations and disclosures to the OMMU must be approved by the OMMU via a variance process.

Security and Storage Requirements

Adequate outdoor lighting is required from dusk to dawn for all MMTC facilities. 24-hour per day video surveillance is required and all MMTCs must maintain at least a rolling 45-day period that is made available to law enforcement and the OMMU upon demand. Alarm systems must be active at all times for all entry points and windows. Interior spaces must also have motion detectors and all cameras must have an unobstructed view of key areas. Panic alarms must also be available for employees to be able to signal authorities when needed.

In dispensaries, the MMTC must provide a waiting area with a sufficient seating area. There must also be a minimum of one private consultation/education room for the privacy of the patient(s) and their caregiver (if applicable). The MMTC may only dispense products between 7:00 am and 9:00 pm. All active products must be kept in a secure location within the dispensary and only empty packaging may be kept in the general area of the dispensary which is readily accessible to customers and visitors. No product or delivery devices may be on display in, or visible from, the waiting area.

An MMTC must at all times provide secure and logged access for all cannabis materials. This includes approved vaults or locked rooms. There must be at least two employees of the MMTC or an approved security provider on site at all times where cultivation, processing, or storing of cannabis occurs. All employees must wear proper identification badges and visitors must be logged in and wear a visitor badge while on the premises. The MMTC must report any suspected activity of loss, diversion or theft of cannabis materials within 24 hours of becoming aware of such an occurrence.

Florida Transportation Requirements

When transporting cannabis to dispensaries or to patients, a manifest must be prepared and transportation must be done using an approved vehicle. The cannabis must be stored in a separate, locked area of the vehicle and at all times while in transit there must be two people in a delivery vehicle. During deliveries, one person must remain with the vehicle. The delivery employees must at all times have identification badges. The manifest must include the following information: (i) departure date and time; (ii) name, address and license number of the originating MMTC; (iii) name and address of the receiving entity; (iv) the quantity, form and delivery device of the cannabis; (v) arrival date and time; (vi) the make, model and license plate of the delivery vehicle; and (vii) the name and signatures of the MMTC delivery employees. These manifests must be kept by the MMTC for inspection for up to three years. During the delivery, a copy of the manifest is also provided to the recipient.

OMMU Inspections in Florida

The OMMU may conduct announced or unannounced inspections of MMTC’s to determine compliance with applicable laws and regulations. The OMMU is to inspect an MMTC upon receiving a complaint or notice that the MMTC has dispensed cannabis containing mold, bacteria, or other contaminants that may cause an adverse effect to humans or the environment. The OMMU is to conduct at least a biennial inspection of each MMTC to evaluate the MMTC’s records, personnel, equipment, security, sanitation practices, and quality assurance practices.

Florida License and Regulatory Compliance

We, through our subsidiary, Planet 13 Florida, hold the MMTC license and are in compliance with applicable licensing requirements and the regulatory framework enacted by the State of Florida. We have retained Florida regulatory consultants, with experience to advise us on regulatory requirement and update sin that state. Our General Counsel works regularly with our Florida regulatory consultant and oversees all aspects of statutory and regulatory compliance for our MMTC license.

Illinois State Law Overview

In June 2019, Illinois passed into law The Cannabis Regulation and Tax Act (“CRTA”), which legalized cannabis for recreational use and created one of the largest adult use markets in the country. The law went into effect on June 25, 2019, and adult use sales of cannabis began in the state on January 1, 2020. Under the CRTA, existing medical cannabis license holders were allowed to apply for Early Approval Adult Use Dispensing Organization (“EAAUDO”) licenses to be able to sell adult use product at existing medical cannabis dispensaries (known as “co-located” or “same site” dispensaries). Existing medical operators also received the privilege of opening a secondary adult use only retail dispensary for every medical cannabis dispensary location already existing in the operator’s portfolio. All EAAUDO license holders were also required to commit to Illinois’s groundbreaking Social Equity program either through a financial contribution, grant agreement, donation, incubation program, or sponsorship program.

The CRTA also authorized the issuance of an additional 75 Adult Use Dispensing Organization (“AUDO”) licenses, 40 craft grower licenses as well as infuser and transporter licenses in 2020. Generally speaking, these licenses were to be awarded via a competitive application process. The CRTA provided a significant advantage to applicants that qualified as a “Social Equity Applicant” under the CRTA. In addition, the CRTA authorized issuance up to 110 additional AUDO licenses and 60 craft grower licenses by December 21, 2021. However, due the Covid-19 pandemic, litigation relating to the application process, and the passage of H.B. 1443, which amended the CRTA, the issuance of new cannabis licenses in Illinois was delayed until July 2021. As of the date of this filing, the IDFPR reports 40 craft grower licenses, along with infuser and transporter licenses have been issued. On September 3, 2021, Illinois announced that 185 AUDO licenses have been awarded through three license lotteries that took place on July 29, 2021, August 5, 2021, and August 19, 2021 respectively. However, no AUDO licenses have been issued to the lottery winners and it is uncertain when they will be issued. Illinois also announced that it would issue 60 more craft grower licenses by December 21, 2021, but these licenses are pending resolution of a court-ordered injunction issued on November 22, 2021 against the Illinois Department of Agriculture (GP, LLC v. Illinois Department of Agriculture, Case No. 21 CH 4835).

Illinois Reporting Requirements

The state of Illinois uses BioTrack THC as its computerized track-and-trace system for seed-to-sale reporting. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements.

Illinois Licenses and Regulatory Compliance

Illinois allows for four types of cannabis businesses within the state: (1) cultivation/craft grower; (2) infusing; (3) transportation; and (4) dispensary. Dispensaries are regulated by the IDFPR. The remaining licenses are regulated by the Illinois Department of Agriculture (“IDOA”).

We have been awarded, but not yet issued, a Conditional Adult Use Dispensary license in the Chicago-Naperville-Elgin region, the most populated region of Illinois. Such a license will cease to be “conditional” once it is tethered to an approved location, which according to the CRTA should occur within 180 days of issuance. The CRTA and regulations provide for extensions of this deadline.

All cultivation, infusing, and transporter establishments must register with IDOA. All dispensaries must register with the IDFPR. If applications contain all required information, establishments are issued a marijuana establishment registration certificate. Registration certificates are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. Pursuant to Illinois law, registration renewal applications must be received 45 days prior to expiration and may be denied if the license has a history of non-compliance and penalties.

The cultivation licenses permit a licensee to acquire, possess, cultivate, manufacture and process cannabis into edible products and cannabis-infused products. Cultivators can transfer, have tested, supply or sell cannabis and cannabis products and related supplies to dispensaries and infusers. Infusing licenses permit a licensee to acquire and possess distillate from a licensed cultivator and to manufacture edible and cannabis-infused products. Infusers can transfer, have tested, supply or sell cannabis and cannabis products to dispensaries. The transporter license permits a licensee to transport cannabis and cannabis products to and from licensed entities.

The retail dispensary license permits us to purchase cannabis and manufactured cannabis products from licensed cultivation facilities and infusing organizations and to sell such products to adult consumers (21 years old or older).

We have retained Illinois regulatory consultants, with experience to advise us on regulatory requirements during the pre-license issuance period and following the anticipated license issuance to Planet 13 Illinois, LLC. Our General Counsel works regularly with our Illinois regulatory consultants and oversees all aspects of statutory and regulatory compliance.

Compliance with State Law

We are in compliance with California, Nevada, Illinois, and Florida laws and the related licensing framework. We use reasonable commercial efforts to confirm, through the advice of our General Counsel and local consultants, through the monitoring and review of our business practices, and through regular monitoring of changes to U.S. Federal enforcement priorities, that our businesses are in compliance with applicable licensing requirements and the regulatory frameworks enacted by the states in which we operate. Our General Counsel works with external legal advisors in Nevada, California, Illinois, and Florida to ensure that we and our subsidiaries are in compliance with applicable state laws, including:

●	weekly correspondence and updates with advisors;

●	development and maintenance of standard operating procedures with respect to dispensing, cultivation, processing and distribution;

●	ongoing monitoring of compliance with operating procedures and regulations by on-site management;

●	appropriate employee training for all standard operating procedures; and

●	subscription to monitoring programs to ensure compliance with the FinCEN Memorandum.

We have not received any noncompliance orders, citations or notices of violation that remain uncorrected or that may have an ongoing impact on our licenses, business activities or operations.

In addition, we will continue to ensure we are in compliance with applicable licensing requirements and the regulatory framework enacted in the states in which we operate by continuous review of our licenses and affirmation certifications from management. Each new license received by us undergoes both internal and independent reviews, and is subject to all compliance monitoring and requirements that are applied to existing licenses held or controlled by us. While our business activities are compliant with applicable state and local law, such activities remain illegal under United States federal law.

Storage and Security

To ensure the safety and security of cannabis business premises and to maintain adequate controls against the diversion, theft, and loss of cannabis or cannabis products, we do the following in full compliance with state statutes and regulations:

●	have an enclosed, locked facility, with appropriate entrance security;

●

train employees in security measures and controls, emergency response protocol, confidentiality requirements, safe handling of equipment, procedures for handling products, as well as the differences in strains, methods of consumption, methods of cultivation, methods of fertilization and methods for health monitoring;

●	install sophisticated, regulatory-compliant security equipment to deter and prevent unauthorized entrances;

●	install security alarms to alert local law enforcement of unauthorized breach of security; and

●	implement security procedures that:

○	restrict access of the establishment to only those persons/employees authorized to be there;

○	deter and prevent theft;

○	provide identification (badge) for those persons/employees authorized to be in the establishment;

○	prevent loitering;

○	require and explain electronic monitoring; and

○	require and explain the use of automatic or electronic notification to alert local law enforcement of an unauthorized breach of security.

Regulatory Risks

The U.S. cannabis industry is highly regulated, highly competitive and evolving rapidly. As such, new risks may emerge, and management may not be able to predict all such risks or be able to predict how such risks may impact on actual results.

Participants in the U.S. cannabis industry will incur ongoing costs and obligations related to regulatory compliance. Failure to comply with regulations may result in additional costs for corrective measures, penalties or restrictions of operations. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition. Further, we may be subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

The U.S. cannabis industry is subject to extensive controls and regulations, which may significantly affect the financial condition of market participants. The marketability of any product may be affected by numerous factors that are beyond our control and which cannot be predicted, such as changes to government regulations, including those relating to taxes and other government levies which may be imposed. Changes in government levies, including taxes, could reduce our earnings and could make future growth uneconomic. The industry is also subject to numerous legal challenges, which may significantly affect our financial condition and which cannot be reliably predicted.

We expect to derive all of our revenues from the U.S. cannabis industry, which industry is illegal under U.S. federal law. As a result of the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses in the U.S. are subject to inconsistent legislation and regulation. We began our operations in the State of Nevada, which has legalized the medical and recreational adult-use of cannabis, and have expanded or plan to expand in other states with licensed cannabis opportunities. The U.S. federal government has not enacted similar legislation and the cultivation, sale and use of cannabis remains illegal under federal law pursuant to the CSA. The federal government of the U.S. has specifically reserved the right to enforce federal law in regard to the sale and disbursement of medical or recreational adult-use cannabis even if state law sanctioned such sale and disbursement. It is presently unclear whether the U.S. federal government intends to enforce federal laws relating to cannabis where the conduct at issue is legal under applicable state law. This risk was further heightened by the revocation of the Cole Memorandum in January 2018. See “United States Federal Law Overview.”

Further, there can be no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local government authorities will not limit the applicability of state laws within their respective jurisdictions. It is also important to note that local and city ordinances may strictly limit and/or restrict the distribution of cannabis in a manner that will make it extremely difficult or impossible to transact business in the cannabis industry. If the U.S. federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, then our business would be materially and adversely affected.

U.S. federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis related legislation could adversely affect us. Our involvement in the medical and recreational adult-use cannabis industry is illegal under the applicable federal laws of the United States and may be illegal under other applicable law. There can be no assurances the federal government of the United States or other jurisdictions will not seek to enforce the applicable laws against us. The consequences of such enforcement would be materially adverse to our business and could result in the forfeiture or seizure of all or substantially all of our assets. See “Risk Factors.”

Nature of the Company’s Involvement in the U.S. Cannabis Industry

We have a material direct involvement in the cannabis industry in Nevada and California. Currently, we are directly engaged in the cultivation, manufacture and production, possession, use, sale and distribution of cannabis in the medical and adult-recreational use cannabis marketplace in Nevada and the adult-recreational use cannabis market in California.

Approximately 41.3% of our assets and 100% of our revenues are directly attributable to the medical and recreational adult-use cannabis market in Nevada and California. We hold cultivation, production and retail distribution licenses for the State of Nevada and retail and distribution licenses for the State of California.

As previously stated, violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on us, including our reputation and ability to conduct business, the listing of our securities on any stock exchange, our financial position, operating results and profitability. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation of any such matters or their final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial. The approach to the enforcement of cannabis laws may be subject to change or may not proceed as previously outlined. See “Risk Factors.”

Our operations in the U.S. cannabis industry are presently only in the States of Nevada and California and we currently hold licenses in Illinois and Florida. We may, in future periods, expand our operations outside of Nevada and California and intend to restrict such future expansion to: (i) only those states that have enacted laws legalizing cannabis; and (ii) only those states where we can comply with state (and local) laws and regulations and have the licenses, permits or authorizations to properly carry on each element of our business.

In addition, we will continue to ensure we are in compliance with applicable licensing requirements and the regulatory framework enacted in the states in which we operate by continuous review of our licenses and affirmation certifications from management.

We will continue to monitor, evaluate and re-assess the regulatory framework in the states in which we operate and any state that we may look to expand our operations to in the future, and the federal laws applicable thereto, on an ongoing basis; and will update our continuous disclosure regarding government policy changes or new or amended guidance, laws or regulations regarding cannabis in the U.S as required.

Anti-Money Laundering Laws and Regulations

We are subject to a variety of laws and regulations in the U.S. that involve money laundering, financial recordkeeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (“Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S. Further, under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

Our activities, and any proceeds thereof, may be considered proceeds of crime due to the fact that cannabis remains illegal federally in the U.S. This may restrict our ability to declare or pay dividends or effect other distributions. Furthermore, while we have no current intention to declare or pay dividends on our Common Shares in the foreseeable future, we may decide to, or be required to, suspend declaring or paying dividends without advance notice and for an indefinite period of time.

Ability to Access Private and Public Capital

Prior to the RTO, we relied entirely on access to private capital in order to support our continuing operations and capital expenditure requirements. We expect to rely on both private and public capital markets to finance our growth plans in the U.S. legal cannabis industry. However, there is no assurance we will be successful, in whole or in part, in raising funds, particularly if the U.S. federal authorities change their position toward enforcing the CSA. Further, access to funding from U.S. residents may be limited due their unwillingness to be associated with activities which violate U.S. federal laws.

Available Information

Our website address is www.planet13holdings.com. Through this website, our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are accessible (free of charge) as soon as reasonably practicable after materials are electronically filed or furnished to the SEC. The information provided on our website is not part of this Annual Report on Form 10-K. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties. This summary does not address all of the risks related to our business. Additional discussion of the risks summaries may be found under the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, and should be carefully considered before making a decision to invest in our Common Shares. These risks include, among others:

Risks Related to Regulation and our Industry

●	Cannabis continues to be a controlled substance under the CSA and our business model and the nature of our operations could result in adverse actions by agencies of the U.S. federal government.

●	Some of our planned business activities, while compliant with applicable U.S. state and local law, are illegal under U.S. federal law.

●	The industry in which we operate is still developing and subject to extensive regulation.

●	We face risks due to industry immaturity or limited comparable, established industry best practices.

●	The size of our target market is difficult to quantify and investors will be reliant on their own estimates on the accuracy of market data.

●	Our sales and marketing activities and enforcement of contracts may be hindered by regulatory restrictions.

●	We expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations.

●	Regulatory scrutiny of the industry in which we operate may negatively impact our ability to raise additional capital.

●	Banks and other financial institutions which service the cannabis industry are at risk of violating certain financial laws, including anti-money laundering statutes.

●	The re-classification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business.

●	We may incur significant tax liabilities due to limitations on tax deductions and credits under section 280E of the Internal Revenue Code of 1986, as amended, (the “Code”).

●	We may have difficulty accessing the service of banks and processing credit card payments in the future.

●	Failure to obtain or maintain the necessary licenses, permits, authorizations or accreditations could have a material adverse effect on our business.

●	U.S. state laws legalizing and regulating the sale and use of cannabis could be repealed or overturned.

●	We may face limitations on ownership of cannabis licenses, which may restrict our ability to grow.

●	We may become subject to FDA or ATF regulation that may have an adverse effect on our business, and we may be subject to negative clinical trials.

●	We could be subject to criminal prosecution or civil liabilities under RICO.

●	We lack access to U.S. bankruptcy protections.

Risks Related to our Business and Operations

●	The full effect of the COVID-19 pandemic on our operations is unknown at this time, and it may continue to have a significant negative effect on us in the future.

●	We face increasing competition that may materially and adversely affect our business, financial condition and results of operations.

●	Our probable lack of business diversification could have a material adverse effect on our business.

●	There is no assurance that we will be profitable or pay dividends.

●	Increased prices and inflation could negatively impact our margin performance and our financial results.

●	We are a developing company and have only recently begun to generate positive cash flow.

●	Our business is exposed to risks inherent in an agricultural business.

●	We are dependent on the popularity of consumer acceptance of our brand portfolio to generate revenues.

●	We may be adversely impacted by rising or volatile energy costs.

●	We may encounter unknown environmental risks that may delay the development of our businesses.

●	Our business is subject to risks and hazards for which we may not be able to obtain insurance coverage.

●	Product recalls could lead to decreased demand for our products.

●

Our research and development activities may not prove profitable, and we may not be able to accurately forecast our operating results and plan our operations due to uncertainties in the cannabis industry.

●

We rely on our executive officers, our key research and development personnel and our key growth and extraction personnel for our future success, and if any such persons were unable to continue in their present positions, we might not be able to replace them.

●	Unfavorable publicity or consumer perception could lead to a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows.

●	We are a holding company and are dependent on the earnings and distributions by our subsidiaries.

●	Currency fluctuations could expose us to exchange risk.

●	We may face difficulties acquiring additional financing to fund our growth.

●	Our officers and directors may be engaged in a range of business activities resulting in conflicts of interest.

●	Our actual financial position and results of operations may differ materially from the expectations of management.

●	Our business, financial condition, results of operations, and cash flow may be negatively impacted by challenging global economic conditions.

Risks Related to our Acquisitions and Growth Strategy

●	Our failure to successfully integrate acquired businesses, their products and other assets, may result in our inability to realize any benefit from such acquisition.

●	We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

Risks Related to Intellectual Property

●	We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.

●	U.S. federal trademark and patent protection may not be available for our intellectual property due to the current classification of cannabis as a Schedule I controlled substance.

Risks Related to our Common Shares

●	Our Co-CEOs are able to exert significant influence over all matters requiring shareholder approval.

●	We are a U.S. domestic company for U.S. federal income tax purposes and are subject to U.S. tax law.

●	Dividends received by Canadian holders of Common Shares are subject to U.S. withholdings tax.

●	The market price for the Common Shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control.

●	It may be difficult, if not impossible, for U.S. holders of the Common Shares to resell them over the CSE.

●	Future sales of the Common Shares by existing shareholders could reduce the market price of the Common Shares.

Risks Related to Regulation and our Industry

Cannabis continues to be a controlled substance under the CSA and our business model, and the nature of our operations could result in adverse actions by agencies of the U.S. federal government, which could have a material adverse effect on us.

Unlike in Canada, which has federal legislation uniformly governing the cultivation, distribution, sale and possession of medical cannabis under the Access to Cannabis for Medical Purposes Regulations (Canada) and the Cannabis Act (Canada), in the United States, cannabis is largely regulated at the state level. To date, a total of 36 states, Washington D.C., and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, and the Northern Mariana Islands, have legalized medical cannabis in some form, and 15 of those states, Washington D.C., and the territories of Guam and the Northern Mariana Islands have legalized recreational cannabis.

If the DOJ policy were to aggressively pursue financiers or equity owners of cannabis-related business, and United States attorneys followed such DOJ policies through pursuing prosecutions, then we could face: (i) seizure of our cash and other assets used to support or derived from our cannabis subsidiaries; and (ii) the arrest of our employees, directors, officers, managers and investors, who could face charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis. Additionally, as has recently been affirmed by U.S. Customs and Border Protection, our employees, directors, officers, managers and investors who are not U.S. citizens face the risk of being barred from entry into the United States for life.

Our primary businesses (owned directly or through one or more of our operating companies) are intended to be leading cultivators and dispensaries of cannabis and cannabis-infused products in the State of Nevada and other U.S. states. Because the production and sale of recreational cannabis remain illegal under federal law, it is possible that our future suppliers (and other third-party service providers) and customers may be forced to cease activities. The U.S. federal government, through both the U.S. Drug Enforcement Administration (the “DEA”) and the U.S. Internal Revenue Service (the “IRS”), has the right to actively investigate, audit and shut-down cannabis growing facilities and retailers. The U.S. federal government may also attempt to seize our property. Any action taken by the DEA and/or the IRS to interfere with, seize, or shut down our operations will have an adverse effect on our business, operating results and financial condition.

Some of our planned business activities, while compliant with applicable U.S. state and local law, are illegal under U.S. federal law.

Because the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal under U.S. federal law, and any such acts are criminal acts under federal law under any and all circumstances under the CSA, an investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including forfeiture of his, her or its entire investment. We may also be deemed to be aiding and abetting illegal activities through the contracts we have entered into and the products that we intend to provide. As a result, U.S. law enforcement authorities, in their attempt to regulate the illegal use of cannabis and any related drug paraphernalia, may seek to bring an action or actions against us, including, but not limited to, aiding and abetting another’s criminal activities. The U.S. federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” As a result of such an action, we may be forced to cease operations and be restricted from operating in the U.S., and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property was never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which with minimal due process, it could be subject to forfeiture.

In addition, companies providing goods and/or services to companies like us that are engaged in cannabis-related activities may, under threat of federal civil and/or criminal prosecution, suspend or withdraw their services. Any suspension of service and inability to procure goods or services from an alternative source, even on a temporary basis, that causes interruptions in our operations could have a material and adverse effect on our business, financial condition and results of operations.

There is uncertainty surrounding the U.S. federal government and Attorney General Merrick B. Garland and their influence and policies in opposition to the cannabis industry as a whole, and their actions could result in significant fines penalties, convictions or criminal charges, which could have a material adverse effect on us.

As a result of the conflicting views between state legislatures and the federal government regarding cannabis, investments in cannabis business in the United States are subject to inconsistent legislation and regulation. The response to this inconsistency was addressed in the Cole Memorandum. The Cole Memorandum was addressed to all United States district attorneys acknowledging that notwithstanding the designation of cannabis as a controlled substance at the federal level in the United States, several U.S. states have enacted laws relating to cannabis for medical purposes. The Cole Memorandum outlined certain priorities for the DOJ relating to the prosecution of cannabis offenses. In particular, the Cole Memorandum noted that in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale and possession of cannabis, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level. Notably, however, the DOJ has never provided specific guidelines for what regulatory and enforcement systems it deems sufficient under the Cole Memorandum standard.

In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis. States where medical cannabis had been legalized were not characterized as a high priority. On January 4, 2018, former U.S. Attorney General Jeff Sessions issued a memorandum to U.S. district attorneys which rescinded the Cole Memorandum. With the Cole Memorandum rescinded, U.S. federal prosecutors can exercise their discretion in determining whether to prosecute compliant state law cannabis-related operations as violations of U.S. federal law throughout the United States. The potential impact of the decision to rescind the Cole Memorandum is unknown and may have a material adverse effect on our business and results of operations. Through September 30, 2021, DOJ appropriations prohibit use of funds for enforcement actions against medical cannabis. Merrick B. Garland was sworn in on March 11, 2021 as the 86th U.S. Attorney General, and it remains unknown what position he or President Biden’s administration will take regarding federal enforcement actions against the cannabis industry.

With the repeal of the Cole Memorandum by former Attorney General Jeff Sessions, the Department of Justice could allege that we and our Board and, potentially our shareholders, “aided and abetted” violations of federal law by providing finances and services to our portfolio cannabis companies. Under these circumstances, it is possible that the federal prosecutor would seek to seize our assets and to recover the “illicit profits” previously distributed to shareholders resulting from any of the foregoing financing or services. In these circumstances, our operations would cease, shareholders may lose their entire investment and our directors, officers and/or shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on us, including our reputation and ability to conduct business, our holding (directly or indirectly) of cannabis licenses in the United States, the listing of our securities on stock exchanges, our financial position, operating results, profitability or liquidity or the market price of our publicly traded Common Shares. In addition, it is difficult to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

Our business interests in the United States include the cultivation and provision of cannabis and cannabis-infused products. We are not aware of any non-compliance with the applicable licensing requirements or regulatory framework enacted by the states in which any of our customers or partners are operating.

The industry in which we operate is still developing and subject to extensive regulation.

The cannabis industry is a new industry that may not succeed. Should the federal government in the U.S. change course and decide to prosecute those dealing in medical or other cannabis under applicable law, there may not be any market for our products and services in the U.S. Cannabis is a new industry subject to extensive regulation, and there can be no assurance that it will grow, flourish or continue to the extent necessary to permit us to succeed. We are treating the cannabis industry as a deregulating industry with significant unsatisfied demand for our proposed products and will adjust our future operations, product mix and market strategy as the industry develops and matures. Further, few clinical trials on the benefits of cannabis or isolated cannabinoids have been conducted. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies currently favored, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for our products and dispensary services.

Accordingly, there is no assurance that the cannabis industry and the market for medicinal and/or adult-use cannabis will continue to exist and grow as currently anticipated or function and evolve in a manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the cannabis industry, such as the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets could have a material adverse effect on our business, financial condition and results of operations.

We face risks due to industry immaturity or limited comparable, competitive or established industry best practices.

As a relatively new industry, there are not many established operators in the medical and adult use cannabis industries whose business models we can follow or build upon. Similarly, there is no or limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of the Common Shares to the extent that investors may lose their entire investments.

The size of our target market is difficult to quantify and investors will be reliant on their own estimates on the accuracy of market data.

Because the cannabis industry is in an early stage with uncertain boundaries, there is a lack of information about comparable companies available for potential investors to review in deciding about whether to invest in us and, few, if any, established companies whose business model we can follow or upon whose success we can build. Accordingly, investors will have to rely on their own estimates in deciding about whether to invest in us. There can be no assurance that our estimates are accurate or that the market size is sufficiently large for our business to grow as projected, which may negatively impact our financial results.

Our sales and marketing activities and enforcement of contracts may be hindered by regulatory restrictions.

The development of our business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by government regulatory bodies. The regulatory environment in the United States limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be adversely affected. In addition, because our contracts involve cannabis and other activities that are not legal under U.S. federal law and in some jurisdictions, we may face difficulties in enforcing our contracts in U.S. federal and certain state courts.

We expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations, and uncertainty regarding legal and regulatory status and changes may have a material adverse effect on our business.

We expect to incur significant ongoing costs and obligations related to our investment in infrastructure and growth and for regulatory compliance, which could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition. Our efforts to grow our business may be costlier than management expects, and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the market price of the Common Shares may significantly decrease.

Achievement of our business objectives is also contingent, in part, upon compliance with regulatory requirements enacted by governmental authorities and obtaining other required regulatory approvals. The regulatory regime applicable to the cannabis industry in Canada and the United States is currently undergoing significant proposed changes and we cannot predict the impact of the regime on our business once the structure of the regime is finalized. Similarly, we cannot predict the timeline required to secure all appropriate regulatory approvals for our products, or the extent of testing and documentation that may be required by governmental authorities. Any delays in obtaining, or failing to obtain, required regulatory approvals may significantly delay or impact the development of our markets, products and sales initiatives and could have a material adverse effect on our business, results of operations and financial condition. We will incur ongoing costs and obligations related to regulatory compliance. Failure to comply with regulations may result in additional costs for corrective measures, penalties or in restrictions on our operations.

Our investors, directors, officers and employees may be subject to entry bans into the United States.

Because cannabis remains illegal under United States federal law, those employed at or investing in legal and licensed Canadian cannabis companies could face detention, denial of entry or lifetime bans from the United States for their business associations with cannabis businesses. Entry happens at the sole discretion of the U.S. Customs and Border Protection (“CBP”) officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. The government of Canada has started warning travelers on its website that previous use of cannabis, or any substance prohibited by United States federal laws, could mean denial of entry to the United States. Business or financial involvement in the legal cannabis industry in Canada or in the United States could also be reason enough for United States border guards to deny entry.

On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of United States laws regarding controlled substances, and because cannabis continues to be a controlled substance under United States law, working in or facilitating the proliferation of the legal cannabis industry in U.S. states where it is deemed legal or Canada may affect admissibility to the United States. As a result, CBP has affirmed that, employees, directors, officers, managers and investors of companies involved in business activities related to cannabis in the United States or Canada, like us, who are not United States citizens face the risk of being barred from entry into the United States for life. As described above, on October 9, 2018, CBP released an additional statement regarding the admissibility of Canadian citizens working in the legal cannabis industry. CBP stated that a Canadian citizen working in or facilitating the proliferation of the legal cannabis industry in Canada coming into the United States for reasons unrelated to the cannabis industry will generally be admissible to the United States; however, if such person is found to be coming into the United States for reasons related to the cannabis industry, such person may be deemed inadmissible. Any entry bans against our investors, directors, officers and employees may have a material adverse effect on us.

Our operations may become the subject of heightened scrutiny, which may lead to the imposition of additional restrictions on our operations.

Currently, our Common Shares trade on the CSE and are quoted on the OTCQX in the United States. Our business, operations and investments in the United States, and any future business, operations or investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada and the United States. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to operate or invest in the United States or any other jurisdiction, in addition to those described herein.

It had been reported in Canada that the Canadian Depository for Securities Limited is considering a policy shift that would see its subsidiary, CDS Clearing and Depository Services Inc. (“CDS”), refuse to settle trades for cannabis issuers that have investments in the United States. CDS is Canada’s central securities depository, clearing and settling trades in the Canadian equity, fixed income and money markets.

On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group announced the signing of a Memorandum of Understanding (“MOU”) with Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange, and the TSX Venture Exchange. The MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures, and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers. As a result, there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the United States. However, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were to be implemented at a time when the Common Shares are listed on a stock exchange, it would have a material adverse effect on the ability of holders of the Common Shares to make and settle trades. In particular, the Common Shares would become highly illiquid until an alternative was implemented, investors would have no ability to effect a trade of the Common Shares through the facilities of the applicable stock exchange.

Regulatory scrutiny of the industry in which we operate may negatively impact our ability to raise additional capital.

Our business activities rely on newly established and developing laws and regulations in the states in which we operate or intend to operate. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes, including changes in the interpretation and/or administration of applicable regulatory requirements may adversely affect our profitability or cause us to cease operations entirely. Any determination that our business fails to comply with applicable cannabis regulations would require us either to significantly change or terminate our business activities, which would have a material adverse effect on our business.

The cannabis industry may come under the scrutiny or further scrutiny by the U.S. Food and Drug Administration, Securities and Exchange Commission, the DOJ, the Financial Industry Regulatory Advisory or other federal, state or nongovernmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or nonmedical purposes in the United States. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding our industry may adversely affect the business and our operations, including, without limitation, the costs to remain compliant with applicable laws and the impairment of our ability to raise additional capital, which could reduce, delay or eliminate any return on investment in us.

Due to the classification of cannabis as a Schedule I controlled substance under the CSA, banks and other financial institutions which service the cannabis industry are at risk of violating certain financial laws, including anti-money laundering statutes.

Because the manufacture, distribution, and dispensation of cannabis remains illegal under the CSA, banks and other financial institutions providing services to cannabis-related businesses risk violation of federal anti-money laundering statutes, the unlicensed money-remitter statute and the Bank Secrecy Act. These statutes can impose criminal liability for engaging in certain financial and monetary transactions with the proceeds of a “specified unlawful activity” such as distributing controlled substances which are illegal under federal law, including cannabis, and for failing to identify or report financial transactions that involve the proceeds of cannabis-related violations of the CSA. In the event that any of our investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments in the United States are found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This finding could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada.

Furthermore, while we have no current intention to declare or pay dividends in the foreseeable future, in the event that a determination is made that any such investments in the United States could reasonably be shown to constitute proceeds of crime, we may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.

The re-classification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business.

If cannabis is re-classified as a Schedule II or lower controlled substance under the CSA, the ability to conduct research on the medical benefits of cannabis would most likely be more accessible; however, if cannabis is re-categorized as a Schedule II or lower controlled substance, the resulting re-classification would result in the need for approval by the FDA if medical claims are made about our medical cannabis products. As a result of such a re-classification, the manufacture, importation, exportation, domestic distribution, storage, sale and use of such products could become subject to a significant degree of regulation by the DEA. In that case, we may be required to be registered to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. Obtaining the necessary registrations may result in delay of the manufacturing or distribution of our products. The DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

We, and/or contract counterparties that are directly engaged in the trafficking of cannabis, may incur significant tax liabilities due to limitations on tax deductions and credits under section 280E of the Code.

Section 280E of the Code prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are authorized under state laws, seeking substantial sums in tax liabilities, interest and penalties resulting from underpayment of taxes due to the application of Section 280E. Under a number of cases, the United States Supreme Court has held that income means gross income (not gross receipts). Under this reasoning, the cost of goods sold (“COGS”) is permitted as a reduction in determining gross income, notwithstanding Section 280E. Although proper reductions for COGS are generally allowed to determine gross income, the scope of such items has been the subject of debate, and deductions for significant costs may not be permitted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses. Thus, we, to the extent of our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

State and local laws and regulations may heavily regulate brands and forms of cannabis products, and there is no guarantee that our proposed products and brands will be approved for sale and distribution in any state.

States generally only allow the manufacture, sale and distribution of cannabis products that are grown in that state and may require advance approval of such products. Certain states and local jurisdictions have promulgated certain requirements for approved cannabis products based on the form of the product and the concentration of the various cannabinoids in the product. While we intend to follow the guidelines and regulations of each applicable state and local jurisdiction in preparing products for sale and distribution, there is no guarantee that such products will be approved to the extent necessary. If the products are approved, there is a risk that any state or local jurisdiction may revoke its approval for such products based on changes in laws or regulations or based on its discretion or otherwise. As we expand into other U.S. jurisdictions, we plan to undertake no cross-border cannabis commerce between states until the federal regulatory environment permits such commerce to occur.

We may have difficulty accessing the service of banks and processing credit card payments in the future, which may make it difficult for us to operate.

In February 2014, the FinCEN issued guidance (which is not law) with respect to financial institutions providing banking services to cannabis businesses, including burdensome due diligence expectations and reporting requirements. This guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the Biden administration. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States and may have to operate our business on an all-cash basis. The inability or limitation in our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned.

Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions.

Our operations are subject to environmental regulation in the various jurisdictions in which we operate. These regulations mandate, among other things, the maintenance of air and water quality standards. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors (or the equivalent thereof) and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our operations.

Government approvals and permits are currently, and may in the future, be required in connection with our operations. To the extent such approvals are required and not obtained, we may be curtailed or prohibited from our current or proposed production, manufacturing or sale of marijuana or marijuana products or from proceeding with the development of our operations as currently proposed.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. We may be required to compensate those suffering loss or damage by reason of its operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing the production, manufacturing or sale of marijuana or marijuana products, or more stringent implementation thereof, could have a material adverse impact on us and cause increases in expenses, capital expenditures or production or manufacturing costs or reduction in levels of production, manufacturing or sale or require abandonment or delays in development.

Failure to obtain or maintain the necessary licenses, permits, authorizations or accreditations could have a material adverse effect on our business.

We may not be able to obtain or maintain the necessary licenses, permits, authorizations or accreditations, or may only be able to do so at great cost, to operate our businesses. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the cannabis industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations or accreditations could result in restrictions on our ability to operate in the cannabis industry, which could have a material adverse effect on our business.

If obtained, any state licenses in the U.S. are expected to be subject to ongoing compliance and reporting requirements. In certain states, such as Nevada, regulators have the ability to impose a background check, a requirement which may or may not be waivable at the discretion of the regulator, on any individual holding an ownership interest in the licenses, with failure to provide such background check potentially resulting penalties including civil fines and penalties up to suspension or revocation of the underlying license(s). A state regulator may or may not act upon a waiver request, and receipt of an approved waiver request does not preclude a state regulator from revisiting the determination and requiring a background check be conducted on any shareholder. In addition, under Nevada cannabis laws, any beneficial holder of any of our securities, regardless of the number of shares, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the voting securities determined if the CCB has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada.

State-license applications or state-regulator license award announcements, including state-run license lotteries, may not result in issuance of a license to us, conditional or otherwise. For example, as of the date of this Annual Report on Form 10-K, IDFPR has not issued us a conditional license in Illinois and there can be no assurance that such a license will be issued.

Additionally, conditional licenses we hold or we may receive may not pass final inspections or requirements imposed by regulators, and would expire. Should any state in which a license is necessary to operate our business, extend or renew such license or should it renew such license on different terms, or should it decide to grant more than the anticipated number of licenses, our business, financial condition and results of the operation could be materially adversely affected.

U.S. state laws legalizing and regulating the sale and use of cannabis could be repealed or overturned, and local governmental authorities will not limit the applicability of state laws within their respective jurisdictions.

There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, our business or operations in those states or under those laws would be materially and adversely affected. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis related legislation could adversely affect us, our business and our assets or investments.

The rulemaking process at the state level that applies to cannabis operators in any state will be ongoing and result in frequent changes. As a result, a compliance program is essential to manage regulatory risk. All operating policies and procedures we have implemented are compliance-based and are derived from the state regulatory structure governing ancillary cannabis businesses and their relationships to state-licensed or permitted cannabis operators, if any. Notwithstanding our efforts and diligence, regulatory compliance and the process of obtaining regulatory approvals can be costly and time-consuming. No assurance can be given that we will receive the requisite licenses, permits or cards to continue operating our businesses.

In addition, local laws and ordinances could restrict our business activity. Although our operations are legal under the laws of the states in which our business operates, local governments have the ability to limit, restrict and ban cannabis businesses from operating within their jurisdiction. Land use, zoning, local ordinances and similar laws could be adopted or changed and have a material adverse effect on our business.

Multiple states where medical and/or adult use cannabis is legal have or are considering special taxes or fees on businesses in the cannabis industry. It is uncertain at this time whether other states are in the process of reviewing such additional taxes and fees. The implementation of special taxes or fees could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

We may face limitations on ownership of cannabis licenses, which may restrict our ability to grow.

In certain states, the cannabis laws and regulations limit not only the number of cannabis licenses issued, but also the number of cannabis licenses that one person or entity may own. Such limitations on the ownership of additional licenses within certain states may limit our ability to grow in such states. We employ joint ventures from time to time to ensure continued compliance with the applicable regulatory guidelines. Currently, we have a joint venture with a third party in Illinois. We intend to structure our joint ventures on a case-by-case basis but generally intend to maintain operational control over the joint venture business and a variable economic interest through the applicable governing documents.

We may become subject to FDA or ATF regulation that may have an adverse effect on our business, and we may be subject to negative clinical trials.

Cannabis remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies cannabis to a Schedule II controlled substance, it is possible that the FDA would seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations, including good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify the efficacy and safety of cannabis. It is also possible that the FDA would require facilities where medical use cannabis is grown to register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact they would have on the cannabis industry is unknown, including the costs, requirements and possible prohibitions that may be enforced. If we are unable to comply with the potential regulations or registration requirements prescribed by the FDA, it may have an adverse effect on our business, prospects, revenue, results of operation and financial condition.

It is also possible that the federal government could seek to regulate cannabis under the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”). The ATF may issue rules and regulations related to the use, transporting, sale and advertising of cannabis or cannabis products, including smokeless cannabis products.

From time to time, studies or clinical trials on cannabis products may be conducted by academics or others, including government agencies. The publication of negative results of studies or clinical trials related to our proposed products or the therapeutic areas in which our proposed products will compete could have a material adverse effect on our sales.

Some of our planned business activities are contingent upon the enactment of adoption of new regulations in the State of Nevada.

Our objective is to build out a portion of the Planet 13 Las Vegas Superstore for use as an on-site cannabis consumption lounge as part of its phased expansion plans. In order to operate a consumption lounge, we are reliant on the CCB passing the required regulations to enable on-site consumption lounges. There is no guarantee that the CCB will pass the required regulations, and there is no guarantee that if the regulations are passed that we will be awarded the necessary license(s) to operate a consumption lounge. Should we not be awarded the necessary licenses, we may be unable to position the reserved space at the Planet 13 Las Vegas Superstore to its highest and best intended use.

California is considering a revised statutory framework for agency consolidation and tax simplification in 2022.

We, through our subsidiary Newtonian, hold the California Licenses issued under the MAUCRSA statutory framework in California. California’s Department of Cannabis Control under the administration of Governor Gavin Newsom (the “Newsom Administration”) consolidated the California Licensing Agencies into a single department and approved consolidated emergency regulations which are now in effect. The regulations create consistent standards for cannabis licenses across all license types, which may impact the processes, procedures, administration, and generally the operations of commercial cannabis licenses in California. The Newsom Administration is also considering tax simplification in 2022, which would shift the responsibilities of tax collection from the final distributor to the first for cultivation, and for the retail excise tax from the distributor to the retailer. While we are closely following the Newsom Administration’s budget proposals and revisions and will provide public comment, the enacted form of the uniform licensing protocols and regulatory clean-up as part of a short-term and longer-term strategy are unknown and the regulations and regulatory impact on the licenses and operations therefrom is not currently known.

We could be subject to criminal prosecution or civil liabilities under RICO.

The Racketeer Influenced Corrupt Organizations Act (“RICO”) criminalizes the use of any profits from certain defined “racketeering” activities in interstate commerce. While intended to provide an additional cause of action against organized crime, due to the fact that cannabis is illegal under U.S. federal law, the production and sale of cannabis qualifies cannabis related businesses as “racketeering” as defined by RICO. As such, all officers, managers and owners in a cannabis related business could be subject to criminal prosecution under RICO, which carries substantial criminal penalties.

RICO can create civil liability as well: persons harmed in their business or property by actions which would constitute racketeering under RICO often have a civil cause of action against such “racketeers,” and can claim triple their amount of estimated damages in attendant court proceedings. We, as well as our officers, managers and owners, could all be subject to civil claims under RICO.

We lack access to U.S. bankruptcy protections.

Many courts have denied cannabis businesses bankruptcy protections because the use of cannabis is illegal under federal law. In the event of a company’s bankruptcy, it may be very difficult for lenders to recoup their investments in the cannabis industry. If we experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available, which would have a material adverse effect on us.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

We are subject to various SEC reporting and other regulatory requirements. We have incurred and will continue to incur expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing we conduct in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of the Common Shares.

Risks Related to our Business and Operations

The full effect of the COVID-19 pandemic on our operations is unknown at this time, and it may continue to have a significant negative effect on us in the future.

As reflected in the Management’s Discussion & Analysis, the COVID-19 pandemic has had a negative effect on our business. While the continued impact of COVID-19 on us remains unknown, continued spread of COVID-19 or its variants may have a material adverse effect on global economic activity, and can result in volatility and disruption to global supply chains, labor productivity, operations, mobility of people as a result of travel restrictions and border closures and the financial markets, which could affect interest rates, credit ratings, credit risk, inflation, business, financial conditions, results of operations and expected timelines and other factors relevant to us. The current global uncertainty with respect to the spread of COVID-19 or its variants and its effect on the broader global economy may have a significant negative effect on us.

Management is committed to keeping our retail stores open to customers but continues to monitor the situation on a daily basis and is prepared to take necessary actions in response to directives of government and public health authorities, and any actions that are in the best interests of our team members, customers, and other stakeholders. We have already taken and will continue to take actions to mitigate the effects of COVID-19 on our operations, such as the expansion of our fleet of delivery vehicles, while protecting the health and safety of our team members, customers and other stakeholders.

Uncertain economic conditions resulting from the COVID-19 pandemic may, in the short or long term, adversely impact demand for our products. We rely on consumers’ demand for the cannabis products we sell in our retail stores. Consumer spending may decline across cannabis retail. Such a situation could adversely affect our business, financial condition, liquidity and results of operations. A limited or general decline in consumption of cannabis products could occur in the future due to a variety of factors related to the COVID-19 pandemic, including: (i) a continued decline in economic or geopolitical conditions, including increased or prolonged unemployment, resulting in reduced consumer disposable income; (ii) concern about the health consequences of consuming cannabis products given the increased awareness of health concerns during this time; and (iii) a general decline in consumers leaving their homes and favoring online shopping, resulting in less foot traffic in our retail stores.

Many of the third-party statistics or data presented herein predate the COVID-19 pandemic, and forecasts or estimates may be impacted by economic or regulatory changes resulting from the pandemic. Although we have yet to experience a material decline in consumer spending, the ultimate impact is currently unknown and may become significant as consumers continue to experience financial hardship from prolonged unemployment.

We face increasing competition that may materially and adversely affect our business, financial condition and results of operations.

The cannabis industry and businesses ancillary to and directly involved with cannabis businesses are undergoing rapid growth and substantial change, which has resulted in an increase in competitors, consolidation and formation of strategic relationships. As such, we face competition from companies that may have greater capitalization, access to public equity markets, more experienced management or more maturity as a business. The vast majority of both manufacturing and retail competitors in the cannabis market consist of localized businesses (those doing business in a single state), although there are multistate operators with which we compete directly. Aside from this direct competition, out-of-state operators that are capitalized well enough to enter markets through acquisitive growth are also part of the competitive landscape. Similarly, as we execute our growth strategy, operators in our future state markets will inevitably become direct competitors. We are likely to continue to face increasing and intense competition from these companies. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition and results of operations.

If the number of users of adult-use and medical marijuana in the United States increases, the demand for products will increase. Consequently, we expect that competition will become more intense as current and future competitors begin to offer an increasing number of diversified products to respond to such increased demand. To remain competitive, we will require a continued investment in research and development, marketing, sales and client support. We may not have sufficient resources to maintain sufficient levels of investment in research and development, marketing, sales and client support efforts to remain competitive, which could materially and adversely affect our business, financial condition and results of operations.

Acquisitions or other consolidating transactions in the cannabis industry could harm us in a number of ways, including losing customers, revenue and market share, or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results. As competitors enter the market and become increasingly sophisticated, competition in our industry may intensify and place downward pressure on retail prices for our products and services, which could negatively impact our profitability.

Our reliance on our operations in limited jurisdictions means that adverse changes or developments could have a material adverse effect on our business.

To date, our activities and resources have been primarily focused within the States of Nevada and California, and we have acquired or announced award of licenses in the States of Florida and Illinois in 2021. We expect to continue the focus on these states as we continue to review further expansion opportunities into other jurisdictions in the United States. Adverse changes or developments within California, Florida, Illinois, or Nevada could have a material adverse effect on our ability to continue producing cannabis, and our business, financial condition and prospects.

Our probable lack of business diversification could have a material adverse effect on our business.

Because we are initially focused solely on developing our cannabis business, the prospects for our success will depend upon the future performance and market acceptance of our intended facilities, products, processes, and services. Unlike certain entities that have the resources to develop and explore numerous product lines, operating in multiple industries or multiple areas of a single industry, we do not anticipate the ability to immediately diversify or benefit from the possible spreading of risks or offsetting of losses.

There is no assurance that we will be profitable or pay dividends.

There is no assurance as to whether we will achieve profitability or pay dividends. We have incurred and anticipate that we will continue to incur substantial expenses relating to the development and initial operations of our business. The payment and amount of any future dividends, if any, will depend upon, among other things, our results of operations, cash flow, financial condition, and operating and capital requirements. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividends. In the event that any of our investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada.

Increased prices and inflation could negatively impact our margin performance and our financial results.

Increased inflation, including rising prices for raw materials and components, labor and energy increases, the costs to manufacture and distribute our products, and we may be unable to pass these costs on to our customers. Additionally, we are exposed to fluctuations in other costs such as labor and energy prices. If inflation in these costs increases beyond our ability to control for them through measures such as implementing operating efficiencies, we may not be able to increase prices to sufficiently offset the effect of various cost increases without negatively impacting customer demand, thereby negatively impacting our margin performance and results of operations.

We are a developing company and have only recently begun to generate positive cash flow.

We have only recently begun to generate positive cash flow and opened the Planet 13 Las Vegas Superstore on November 1, 2018, and the Planet 13 OC Superstore on July 1, 2021. It is extremely difficult to make accurate predictions and forecasts of our finances. This is compounded by the fact that we operate in the cannabis industry, which is rapidly transforming. There is no guarantee that our products or services will continue to be attractive to current and potential consumers.

Our business is exposed to risks inherent in an agricultural business, which may have a material adverse effect on us.

Our business involves the growing of cannabis, an agricultural product. As such, there are many similar risks as with any agricultural commodity, such as fluctuations in pricing. We will be subject to other risks inherent in the agricultural business, such as insects, plant diseases, drought, and similar cultivation risks. Although we expect that any such growing will be completed under climate-controlled conditions, there can be no assurance that natural elements will not have a material adverse effect on any such future production.

We are dependent on the popularity of consumer acceptance of our brand portfolio to generate revenues.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance of and demand for our products. Acceptance of our products depends on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, consistency of product quality and reliability. If these customers do not accept our products, or if such products fail to adequately meet customers’ needs and expectations, our ability to continue generating revenues could be reduced.

We may be adversely impacted by rising or volatile energy costs.

Our cannabis growing operations consume considerable energy, which makes us vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect our business and our ability to operate profitably.

We may encounter unknown environmental risks that may delay the development of our businesses.

There can be no assurance that we will not encounter hazardous conditions, such as asbestos or lead, at the sites of the real estate used to operate our businesses, which may delay the development of our businesses. Upon encountering a hazardous condition, work at our facilities may be suspended. If we receive notice of a hazardous condition, we may be required to correct the condition prior to continuing construction. If additional hazardous conditions were present, it would likely delay construction and may require significant expenditure of our resources to correct the conditions. Such conditions could have a material impact on our investment returns.

Threats to our information technology systems and potential cyber-attacks and security breaches could have a material adverse effect on our business, reputation and financial condition.

Our operations depend, in part, on how well we and our suppliers protect networks, equipment, information technology (“IT”) systems and software against damage and threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. Our operations also depend on the timely maintenance and replacement of network equipment, IT systems and software, as well as pre-emptive expenses to mitigate associated risks. Given the nature of our products and the lack of legal availability outside of channels approved by the federal government, as well as the concentration of inventory in our facilities, there remains a risk of shrinkage, as well as theft. A security breach at one of our facilities could expose us to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential consumers from choosing our products. If there were a breach in security and we fell victim to theft or robbery, the loss of cannabis plants, cannabis oils, cannabis flowers and cultivations and processing equipment, or if there were a failure in information systems, it could adversely affect our reputation and business continuity.

Additionally, we may store and collect personal information about customers and are responsible for protecting that information from privacy breaches that may occur through procedural or process failure, IT malfunction or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly consumer lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

We have not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not incur such losses in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

We are subject to laws, rules and regulations in the United States (such as the California Consumer Privacy Act (“CCPA”)) and other jurisdictions relating to the collection, processing, storage, transfer and use of personal data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees and other individuals of a data security breach. Evolving compliance and operational requirements under the CCPA and the privacy laws, rules and regulations of other jurisdictions in which we operate impose significant costs that are likely to increase over time. In addition, non-compliance could result in proceedings against us by governmental entities and/or significant fines, could negatively impact our reputation and may otherwise adversely impact our business, financial condition and operating results.

Our business is subject to a number of risks and hazards for which we may not be able to obtain any or adequate insurance coverage.

Our business is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, labor disputes and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability.

Although we intend to continue to maintain insurance to protect against certain risks in such amounts as we consider to be reasonable, our insurance will not cover all the potential risks associated with our operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in our operations is not generally available on acceptable terms. We might also become subject to liability for pollution or other hazards which we may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect on our financial performance and results of operations.

Our business faces risks of exposure to product liability claims, regulatory action, complaints, enforcement action and litigation that could prevent or inhibit the commercialization of our potential products and have a material adverse effect on us.

As a distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury, illness or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally and could have a material adverse effect on our business, results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

In general, our participation in the cannabis industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against us. Adverse outcomes in some or all of these actions may result in significant monetary damages or injunctive relief that could result in material liability or adversely affect our ability to conduct our business. Litigation, complaints, and enforcement actions involving either us and/or our subsidiaries, regardless of the outcome, could consume considerable amounts of financial and other corporate resources, adversely impact our reputation and have a material adverse effect on the market price of our Common Shares and our future cash flows, earnings, results of operations and financial condition.

We may become party to litigation from time to time in the ordinary course of business which could have a material adverse effect on us.

We or our subsidiaries may also be party to litigation or subject to claims from time to time in the ordinary course of business. Monitoring and defending against legal actions, whether or not meritorious, can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Adverse outcomes in some or all of these actions may result in significant monetary damages or injunctive relief that could result in material liability or adversely affect our ability to conduct our business. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. Litigation, complaints, and actions involving either us and/or our subsidiaries, regardless of the outcome, could consume considerable amounts of financial and other corporate resources, adversely impact our reputation and have a material adverse effect on the market price of our Common Shares and our future cash flows, earnings, results of operations and financial condition.

Product recalls could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although we have detailed procedures in place for testing our products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of our brands were subject to recall, the image of that brand and of us could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition.

Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses.

Our research and development activities may not prove profitable, and we may not be able to accurately forecast our operating results and plan our operations due to uncertainties in the cannabis industry.

Although we are committed to researching and developing new markets and products and improving existing products, there can be no assurances that such research and market development activities will prove profitable or that the resulting markets and/or products, if any, will be commercially viable or successfully produced and marketed.

We are operating our business in a relatively new medical and adult-use cannabis industry and market. We must rely largely on our own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the medical and adult-use cannabis industry in the States of California, Florida, Illinois, or Nevada. Further, because U.S. federal and state laws prevent widespread participation in and otherwise hinder market research in the medical and adult-use cannabis industry as a whole, the third-party market data available to us is limited and unreliable. Our market research and projections of estimated total retail sales, demographics, demand, and similar consumer research, are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of our management team. Due to the early stage of the regulated cannabis industry, forecasts regarding the size of the industry and the sales of products by us are inherently difficult to prepare with a high degree of accuracy and reliability. Any event or circumstance that affects the recreational or medical cannabis industry or market could have a material adverse effect on our business, financial condition and results of operations. No assurances can be given that this industry and market will continue to exist or grow as currently estimated or anticipated, or function and evolve in a manner consistent with management’s expectations and assumptions. A failure in the demand for products to materialize as a result of competition, technological change or other factors could have a material adverse effect on our business, results of operations and financial condition.

We rely on our executive officers, our key research and development personnel and our key growth and extraction personnel for our future success, and if any such persons were unable to continue in their present positions, we might not be able to replace them.

Our success has depended, and continues to depend, upon our ability to attract and retain key management, including our Co-CEOs, Chief Financial Officer, Vice-President of Finance, Vice-President of Operations, Vice-President of Sales and Marketing, General Counsel and technical experts. We will attempt to enhance our management and technical expertise by continuing to recruit qualified individuals who possess desired skills and experience in certain targeted areas. Our inability to retain employees and attract and retain sufficient additional employees or engineering and technical support resources could have a material adverse effect on our business, results of operations, sales, cash flow or financial condition. Shortages in qualified personnel or the loss of key personnel could adversely affect our financial condition, results of operations of the business and could limit our ability to develop and market our cannabis-related products. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them.

Our future success depends substantially on the continued services of our executive officers, our key research and development personnel and our key growth and extraction personnel. If one or more of our executive officers or key personnel were unable or unwilling to continue in their present positions, we might not be able to replace them easily or at all. In addition, if any of our executive officers or key employees join a competitor or form a competing company, we may lose know-how, key professionals and staff members. These executive officers and key employees could compete with and take customers away. The loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. We do not maintain key person life insurance policies on any of our employees.

We could be liable for fraudulent or illegal activity by our employees, contractors and consultants resulting in significant financial losses and claims against us.

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate government regulations. It is not always possible for us to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

In certain circumstances, our reputation could be damaged, resulting in a material adverse effect to our business.

Damage to our reputation can be the result of the actual or perceived occurrence of any number of events and could include any negative publicity, whether true or not. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easy for individuals and groups to communicate and share opinions and views regarding us and our activities, whether true or not. Although we believe that we operate in a manner that is respectful to all stakeholders and that we take care in protecting our image and reputation, we do not ultimately have direct control over how we are perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our projects, thereby having a material adverse impact on our financial performance, financial condition, cash flows and growth prospects.

Unfavorable publicity or consumer perception could lead to a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows.

We believe the medical and recreational cannabis industries are highly dependent upon consumer perception regarding the safety, efficacy and quality of cannabis distributed to such consumers. Consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis or derivative products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medical or recreational cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows. Our dependence on consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on us, the demand for our products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis in general, or our products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed. Public opinion and support for medical and recreational cannabis has traditionally been inconsistent and varies from jurisdiction to jurisdiction. While public opinion and support appears to be rising for legalizing medical and adult-use cannabis, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical cannabis as opposed to legalization in general).

Because of our reliance on key inputs and their related costs, any significant interruption or negative change in the availability or economics of our supply chain could have a materially adverse impact on our business, financial condition and operating results.

The cultivation, extraction and processing of cannabis and derivative products is dependent on a number of key inputs and their related costs, including raw materials, electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our business, financial condition and operating results. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier were to go out of business, the relevant investment entity might be unable to find a replacement for such source in a timely manner or at all. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition and operating results.

Our ability to compete and grow will also be dependent on having access, at a reasonable cost and in a timely manner, to equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of equipment, parts and components. This could have an adverse effect on our financial results.

We are a holding company and are dependent on the earnings and distributions by our subsidiary, MMDC.

We are a holding company and the vast majority of our assets are the capital stock of MMDC. As a result, our investors are subject to the risks attributable to MMDC. As a holding company, we conduct substantially all of our business through MMDC, which generates substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of MMDC and the distribution of those earnings to us. The ability of MMDC to pay dividends and other distributions will depend on its operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by MMDC and contractual restrictions contained in the instruments governing its debt. In the event of a bankruptcy, liquidation or reorganization of MMDC, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of MMDC before us.

The termination of any of our leases may have a material adverse effect on our business, financial condition and prospects.

We currently lease our production and cultivation facility, the Planet 13 Las Vegas Superstore, the Medizin dispensary in Las Vegas, Nevada, and the Planet 13 OC Superstore. Each of the leases specifically contemplates carrying on licensed cannabis activities pursued by us and through our subsidiaries at those locations. While we currently have a good relationship with each of our landlords, a termination of any of the leases by any of our respective landlords could have a material adverse effect on our business, financial condition and prospects.

Competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.

We compete for the acquisition of properties suitable for the cultivation, production and sale of medical and adult use cannabis with entities engaged in agriculture and real estate investment activities, including corporate agriculture companies, cultivators, producers and sellers of cannabis. These competitors may prevent us from acquiring and leasing desirable properties, may cause an increase in the price we must pay for properties or may result in us having to lease our properties on less favorable terms than we expect. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing medical use cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties or enter into leases for such properties on less favorable terms than we expect, our profitability and ability to generate cash flow and make distributions to our stockholders may decrease. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

We face costs of maintaining a public listing and reporting requirements which could adversely affect our business, financial condition and results of operations.

As a public company with securities listed on the CSE, there are costs associated with legal, accounting and other expenses related to regulatory compliance. Securities legislation and the rules and policies of the CSE require listed companies to, among other things, adopt corporate governance and related practices, and to continuously prepare and disclose material information, all of which add to a company’s legal and financial compliance costs. We may also elect to devote greater resources than we otherwise would have on communication and other activities typically considered important by publicly traded companies.

In addition we are subject to the reporting requirements, rules and regulations under applicable Canadian and U.S. securities laws. The requirements of existing and potential future rules and regulations will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may place undue strain on our personnel, systems and resources, which could adversely affect our business, financial condition and results of operations.

Currency fluctuations could expose us to exchange risk, which may have a material adverse effect on our business.

Our revenues and expenses are expected to be primarily denominated in U.S. dollars, while funding may occur in Canadian dollars or other non-U.S. currencies, therefore exposing us to currency exchange fluctuations. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may have a material adverse effect on our business, financial condition and operating results. We may, in the future, establish a program to hedge a portion of our foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. However, even if we develop a hedging program, there can be no assurance that it will effectively mitigate currency risks.

We may face difficulties acquiring additional financing to fund our growth, and we can provide no guarantee on the use of available funds.

The development of our business and our ability to execute on expansion opportunities will depend, in part, upon the amount of additional financing available. Failure to obtain sufficient financing may result in delaying, scaling back, eliminating or indefinitely postponing our expansion opportunities and our current or future operations. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be acceptable. In addition, there can be no assurance that future financing can be obtained without substantial dilution to existing shareholders. Our inability to raise financing through traditional banking to fund ongoing operations, capital expenditures or acquisitions could limit our growth and may have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

We expect to continue to have access to equity and debt financing from the public and prospectus exempt (private placement) markets in Canada. If such equity and/or debt financing is no longer available in the public markets in Canada due to changes in applicable law, then we expect that we would have access to raise equity and/or debt financing privately. However, we can provide no assurances that access to such sources of capital will be available in the future.

Commercial banks, private equity firms and venture capital firms have approached the cannabis industry cautiously to date. However, there are increasing numbers of high net worth individuals and family offices that have made meaningful investments in companies and projects similar to our projects. Although there has been an increase in the amount of private financing available over the last several years, there is neither a broad nor deep pool of institutional capital that is available to cannabis license holders and license applicants. There can be no assurance that additional financing, if raised privately, will be available to us when needed or on terms that are acceptable, particularly if the U.S. federal authorities change their position toward enforcing the CSA. Further, access to funding from U.S. residents may be limited due their unwillingness to be associated with activities which violate U.S. federal laws. Any inability by us to raise financing, if, as, or when required, to fund capital expenditures or acquisitions could limit our growth and may have a material adverse effect upon future profitability.

Further, we cannot specify with certainty the particular uses of our available funds. Management has broad discretion in the application of our available funds. Accordingly, shareholders of the Common Shares will have to rely upon the judgment of management with respect to the use of available funds, with only limited information concerning management’s specific intentions. Our management may spend a portion or all of the available funds in ways that our shareholders might not desire, that might not yield a favorable return and that might not increase the value of a shareholder’s investment. The failure by management to apply these funds effectively could harm our business. Pending use of such funds, we might invest available funds in a manner that does not produce income or that loses value.

Our officers and directors may be engaged in a range of business activities resulting in conflicts of interest.

Although certain of our officers are bound by non-competition agreements limiting their ability to enter into competing and/or conflicting ventures or businesses during, and for a period of 12 months after, their employment with us, we may be subject to various potential conflicts of interest because some of our officers and directors may be engaged in a range of business activities. In addition, our executive officers and directors may devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us. In some cases, our executive officers and directors may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to our business and affairs and that could adversely affect our operations. These business interests could require significant time and attention of our executive officers and directors.

In addition, we may also become involved in other transactions which conflict with the interests of our directors and the officers who may from time to time deal with persons, firms, institutions or companies with which we may be dealing, or which may be seeking investments similar to those desired by us. The interests of these persons could conflict with ours. In addition, from time to time, these persons may be competing with us for available investment opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws. In particular, if such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with applicable laws, our directors are required to act honestly, in good faith and in our best interests.

Our actual financial position and results of operations may differ materially from the expectations of management.

Our actual financial position and results of operations may differ materially from management’s expectations. As a result, our revenue, net income and cash flow may differ materially from our projected revenue, net income and cash flow. The process for estimating our revenue, net income and cash flow requires the use of judgment in determining the appropriate assumptions and estimates. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. In addition, the assumptions used in planning may not prove to be accurate, and other factors may affect our financial condition or results of operations.

Our business, financial condition, results of operations, and cash flow may be negatively impacted by challenging global economic conditions.

Disruptions and volatility in global financial markets and declining consumer and business confidence, including as a result of the COVID-19 pandemic, could lead to decreased levels of consumer spending. Our operations could be affected by the economic context should the unemployment level, interest rates or inflation reach levels that influence consumer spending and, consequently, impact our sales and profitability. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration, or severity of such disruptions in the credit and financial markets and adverse global economic conditions. Any general or market-specific economic downturn could have a material, adverse effect on our business, financial condition, results of operations, and cashflow.

Risks Related to our Acquisitions and Growth Strategy

Our failure to successfully integrate acquired businesses, including NGW, their products and other assets, or if integrated, failure to further our business strategy, may result in our inability to realize any benefit from such acquisition.

We may grow by acquiring other businesses. For example, on March 2, 2022, we acquired NGW in the Arrangement, as previously described in this report. The consummation and integration of any acquired business, product or other assets may be complex and time consuming and, if such businesses and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated, expose us to increased competition or other challenges with respect to our products or geographic markets, and expose us to additional liabilities associated with an acquired business, technology or other asset or arrangement. If integration is not managed successfully by our management, we may experience interruptions in our business activities, deterioration in our employee, customer or other relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

If and when we acquire cannabis businesses, we may obtain the rights to applications for licenses as well as licenses; however, the procurement of such applications for licenses and licenses generally will be subject to governmental and regulatory approval. There are no guarantees that we will successfully consummate such acquisitions, and even if we consummate such acquisitions, the procurement of applications for licenses may never result in the grant of a license by any state or local governmental or regulatory agency and the transfer of any rights to licenses may never be approved by the applicable state and/or local governmental or regulatory agency.

While we intend to conduct reasonable due diligence in connection with our acquisitions, there are risks inherent in any acquisition. Specifically, there could be unknown or undisclosed risks or liabilities of such entities or assets for which we are not sufficiently indemnified. Any such unknown or undisclosed risks or liabilities could materially and adversely affect our financial performance and results of operations. We could encounter additional transaction and integration related costs or other factors such as the failure to realize all of the benefits from the acquisition. All of these factors could cause dilution to our revenue per share or decrease or delay the anticipated accretive effect of the acquisition and cause a decrease in the market price of the Common Shares.

We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

If we implement our business plan as intended, we may in the future experience rapid growth and development in a relatively short period of time. The management of this growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, the ability to attract and retain qualified management personnel and the training of new personnel. We intend to utilize outsourced resources and hire additional personnel to manage our expected growth and expansion. Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of the Common Shares.

There is a risk that some or all of the anticipated strategic and financial benefits may fail to materialize, may not continue on their existing terms, or may not occur within the time period anticipated. Although we have conducted due diligence with respect to material aspects of the development of our business, there is no certainty that our due diligence procedures will reveal all of the risks and liabilities associated with our current plans. Although we are not aware of any specific liabilities, such liabilities may be unknown and, accordingly, the potential monetary cost of such liability is also unknown.

The issuance of a significant number of our Common Shares in connection with the Arrangement could adversely affect the market price of our Common Shares.

The Arrangement closed on March 2, 2022 and resulted in a significant number of additional Common Shares being issued and available for trading in the public market. The increase in the number of our Common Shares may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Shares.

Risks Related to Intellectual Property

We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.

We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract management from focusing on operating our business. The existence and/or outcome of any such litigation could harm our business. Further, because the content of much of our intellectual property concerns cannabis and other activities that are not legal in some state jurisdictions or under federal law, we may face additional difficulties in defending our intellectual property rights.

U.S. federal trademark and patent protection may not be available for our intellectual property due to the current classification of cannabis as a Schedule I controlled substance, and we may be unable to adequately protect our proprietary and intellectual property rights, particularly in the U.S., even if available.

Our ability to compete may depend on the superiority, uniqueness and value of any intellectual property and technology that we may develop. To the extent we are able to do so, to protect any proprietary rights, we intend to rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of any of our intellectual property:

The market for our products and services may depend to a significant extent upon the goodwill associated with our trademarks and trade names, and our ability to register certain of our intellectual property under U.S. federal and state law is impaired by the illegality of cannabis under U.S. federal law;

●

The market for our products and services may depend to a significant extent upon the goodwill associated with our trademarks and trade names, and our ability to register certain of our intellectual property under U.S. federal and state law is impaired by the illegality of cannabis under U.S. federal law;

●	Patents in the cannabis industry involve complex legal and scientific questions and patent protection may not be available for some or any products;

●	Our applications for trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;

●	Issued patents, trademarks and registered copyrights may not provide us with competitive advantages;

●	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of any of our products or intellectual property;

●	Our efforts may not prevent the development and design by others of products or marketing strategies similar to or competitive with, or superior to those we develop;

●	Another party may assert a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products; or

●

The expiration of patent or other intellectual property protections for any assets we own could result in significant competition, potentially at any time and without notice, resulting in a significant reduction in sales.

The effect of the loss of these protections on us and our financial results will depend, among other things, upon the nature of the market and the position of our products in the market from time to time, the growth of the market, the complexities and economics of manufacturing a competitive product and regulatory approval requirements, but the impact could be material and adverse.

Further, as long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the CSA, the benefit of certain federal laws and protections which may be available to most businesses, such as a federal trademark regarding the intellectual property of a business, may not be available to us. As a result, our intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, because the regulatory framework of the cannabis industry is in a constant state of flux, we can provide no assurance that we will ever obtain any protection of our intellectual property, whether on a federal, state or local level.

Risks Related to our Common Shares

Our Co-CEOs are able to exert significant influence over all matters requiring shareholder approval.

Robert Groesbeck and Larry Scheffler, the Co-CEOs, co-Chairmen and each a director of the Company, are promoters of the Company. As of March 25, 2022: (i) Mr. Groesbeck owns, or controls or directs, directly or indirectly, a total of 38,818,935 Common Shares, and 562,511 restricted share units (“Restricted Share Units” or “RSUs”), representing in the aggregate approximately 16.92% of the equity of the Company on a fully diluted basis; and (ii) Mr. Scheffler owns, or controls or directs, directly or indirectly, a total of 39,470,205 Common Shares and 562,511 RSUs, representing in the aggregate approximately 17.20% of the equity of the Company on a fully diluted basis. By virtue of their status as our principal shareholders, and by each being a director and/or our executive officer, each of Messrs. Groesbeck and Scheffler have the power to exercise significant influence over all matters requiring shareholder approval, including the election of directors, amendments to our articles, mergers, business combinations and the sale of substantially all of our assets. As a result, we could be prevented from entering into transactions that could be beneficial to us or our other shareholders. Also, third parties could be discouraged from making a takeover bid. Further, sales by either Messrs. Groesbeck and Scheffler of a substantial number of Common Shares could cause the market price of the Common Shares to decline.

We are a U.S. domestic company for U.S. federal income tax purposes, and we and our shareholders are subject to U.S. tax law.

We are treated as a U.S. domestic corporation for U.S. federal income tax purposes under Section 7874(b) of the Code. As a result, we are subject to U.S. income tax on our worldwide income, and any dividends paid by us to holders of our shares not domiciled in the U.S. (“Non-U.S. Holders”) are generally subject to U.S. federal income tax withholding at a 30% rate or such lower rate as provided in an applicable treaty. We expect to continue to be treated as a U.S. domestic corporation for U.S. federal tax purposes.

In addition, Section 382 of the Code contains rules that limit for U.S. federal income tax purposes the ability of a corporation that undergoes an “ownership change” to utilize its net operating losses (and certain other tax attributes) existing as of the date of such ownership change. Under these rules, a corporation generally is treated as having had an “ownership change” if there is more than a 50% increase in stock ownership by one or more “five percent shareholders,” within the meaning of Section 382 of the Code, during a rolling three-year period. We do not have any net operating loss carry forwards or research and development credit carry forwards as of December 31, 2017 that would be subject to Section 382 of the Code.

Furthermore, we will be subject to Canadian income tax on our worldwide income. Consequently, it is anticipated that we may be liable for both U.S. and Canadian income tax, which could have a material adverse effect on our financial condition and results of operations.

Because the Common Shares are treated as shares of a U.S. domestic corporation, the U.S. gift, estate and generation-skipping transfer tax rules may apply to a Non-U.S. Holder of Common Shares.

Dividends received by Canadian holders of Common Shares are subject to U.S. withholdings tax.

Dividends received by holders of Common Shares who are residents of Canada for purposes of the Income Tax Act (Canada) (the “Tax Act”) will be subject to U.S. withholding tax. A foreign tax credit under the Tax Act in respect of such U.S. withholding taxes may not be available to such holder.

Dividends received by non-resident holders of Common Shares who are U.S. holders will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax. Because we will be considered to be a U.S. domestic company for U.S. federal income tax purposes, dividends paid by us will be characterized as U.S. source income for purposes of the foreign tax credit rules under the Code.

The market price for the Common Shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control.

The market price for the Common Shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of companies in the industry in which we operate; (iv) addition or departure of our executive officers and other key personnel; (v) release or expiration of lock-up or other transfer restrictions on outstanding Common Shares; (vi) sales or perceived sales of additional Common Shares; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (viii) fluctuations to the costs of vital production materials and services; (ix) changes in global financial markets and global economies and general market conditions, such as interest rates and pharmaceutical product price volatility; (x) operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies; (xi) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets; and (xii) regulatory changes in the industry.

Financial markets have at times historically experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of companies and that have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the Common Shares may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which might result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, our operations could be adversely affected and the trading price of the Common Shares might be materially adversely affected.

It may be difficult, if not impossible, for U.S. holders of the Common Shares to resell them over the CSE or at all.

It has come to management’s attention that all major securities clearing firms in the U.S. have ceased participating in transactions related to securities of Canadian public companies involved in the medical and adult use cannabis industry in the US. This appears to be due to the fact that cannabis continues to be listed as a controlled substance under U.S. federal law, with the result that cannabis-related practices or activities, including the cultivation, possession or distribution of cannabis, are illegal under U.S. federal law. Accordingly, U.S. residents who acquire the Common Shares as “restricted securities” may find it difficult - if not impossible - to resell such shares over the facilities of any Canadian stock exchange on which the shares may then be listed including the CSE. It remains unclear what impact, if any, this and any future actions among market participants in the U.S. will have on the ability of U.S. residents to resell any of the Common Shares that they may acquire in open market transactions.

Generally, given the heightened risk profile associated with cannabis in the United States, capital markets participants may be unwilling to assist with the settlement of trades for U.S. resident securityholders of companies with operations in the U.S. cannabis industry, which may prohibit or significantly impair the ability of securityholders in the United States to trade our securities. If residents of the United States are unable to settle trades of our securities, this may affect the pricing of such securities in the secondary market, the transparency and availability of trading prices and the liquidity of these securities.

Future sales of the Common Shares by existing shareholders could reduce the market price of the Common Shares.

Sales of a substantial number of the Common Shares in the public market could occur at any time. These sales, or the market perception that the holders of a large number of the Common Shares intend to sell the Common Shares, could reduce the market price of the Common Shares. Additional Common Shares may be available for sale into the public market, subject to applicable securities laws, which could reduce the market price for the Common Shares. Holders of our incentive stock options may have an immediate income inclusion for tax purposes when they exercise their options (that is, tax is not deferred until they sell the underlying Common Shares). As a result, these holders may need to sell the Common Shares purchased on the exercise of options in the same year that they exercise their options. This might result in a greater number of Common Shares being sold in the public market, and fewer long-term holds of Common Shares by our management and employees.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following tables set forth our principal physical properties. We believe our existing properties and equipment are in good operating condition and are suitable for the conduct of our business.

Type	Location	Leased/owned
Corporate Properties
Headquarters, U.S.	Las Vegas, NV	Leased
Business Operation Properties
Cultivation & Production Facility	Clark County, NV	Leased
Cultivation & Distribution Facility	Clark County, NV	Leased
Cultivation & Production Facility	Nye County, NV	Owned
Dispensary & Production Facility	Clark County, NV	Leased
Dispensary Facility	Clark County, NV	Leased
Dispensary & Distribution Facility	Orange County, CA	Leased
Cultivation & Production Facility	Marion County, FL	Leased
Additional Business Operation Properties following March 2, 2022 NGW Acquisition
Cultivation Facility A	Coalinga, CA	Owned
Manufacturing Facility C	Coalinga, CA	Owned
Cultivation Expansion Development Parcel, 2.09 Acres	Coalinga, CA	Owned
Cultivation Expansion Development Parcel, 7.81 Acres	Coalinga, CA	Owned

Properties Subject to an Encumbrance. There is a mortgage on one property owned by us in Nye County, Nevada.

Leases

We currently have rights and obligations under the following significant leases:

1.

Lease 1: MMDC signed a five-year, triple net lease dated July 22, 2015 for our 4,750 square foot Clark County dispensary location with a rate of US$1.75 per square foot, per month, with the right to extend for two additional terms of five years each.

2.

Lease 2: MMDC signed a lease starting on August 30, 2014 and ending on December 31, 2034 for the Clark County cultivation and production location, with a monthly rent of US$9,667.67, with the right to extend for two additional terms of five years each. MMDC also entered into a sub-lease at that facility for an additional, approximately 2,000 square feet from the neighboring tenant, with a termination date of December 31, 2034. The landlord was initially an entity owned by Mr. Scheffler, our Co-CEO. That entity subsequently sold the building effective September 26, 2018 and the new owner, an arm’s length party, has assumed all the obligations of the former landlord under the terms of the lease.

3.

Lease 3: MMDC signed a lease dated April 23, 2018 in respect of the Planet 13 Las Vegas Superstore location (the “Planet 13 Las Vegas Superstore Lease”) for approximately 112,663 square feet of office and warehouse space located at 2548 West Desert Inn Road, Las Vegas, Nevada, on a 9.14 acre parcel for a term of seven years, starting at a base rent of US$0.20 per square foot, per month, and rising to US$0.824 per square foot, per month for the last year of the initial seven year term. MMDC has the right to extend the lease for two additional terms of seven years each.

54

4.

Lease 4: MMDC signed a lease dated April 1, 2019, with respect to certain premises located next to the Planet 13 Las Vegas Superstore consisting of a 3,378 square foot building (“Building 2”), 32,400 square feet of land immediately adjacent to such building and a license for use of approximately 4.17 acres of land situated immediately adjacent and north of Building 2. The lease is for a term of six years and five months, starting with a base rent of US$8,000 per month for months one to three and US$12,000 per month for months four to 17. MMDC has the right to extend the lease for two additional terms of seven years each. MMDC intends to use Building 2 for general office, warehouse and services use, and the remaining land as parking space that it expects it will need to accommodate our growth plans with respect to the Planet 13 Las Vegas Superstore.

5.

Lease 5: BLC Management Company, LLC assumed a lease from Warner Management Company at the closing of the Santa Ana Acquisition on May 20, 2020, for 16,263 square feet of office and warehouse space located at 3400 Warner Ave., Units, F, F-2, G and H, commencing December 1, 2018. The lease is for a term of eleven years and six months with a base rent of US$2.00 per square foot, and includes four five-year options to renew. That lease has been subsequently amended to include Units A through H for the retail facility under construction and Units K-M for the distribution facility currently under construction, for a total of 30,001 square feet of office and warehouse space. The lease includes a tenant improvement allowance at US$25.00 per square foot of improvement, and a roof repair/replacement contribution allowance capped at US$112,000.

6.

Lease 6: On November 25, 2020, MMDC entered into an assignment and assumption agreement with WCDN and RX Land pursuant to which WCDN assigned to MMDC all of WCDN’s right, title and interest under the Initial West Bell Lease, which lease agreement was subsequently amended pursuant to an amendment to lease entered into between MMDC and RX Land on November 27, 2020 (the “Amended West Bell Lease” and, together with the Initial West Bell Lease, the “West Bell Lease”). The West Bell Lease is for a term of 15 years, at a base rent of US$1.66 per square foot, subject to further annual rate increases of 3%, with MMDC having the right to extend the lease for two additional terms of five years each. MMDC is using the space for licensed cultivation and production operations.

7.

Lease 7: On September 7, 2021, Planet 13 Florida entered into a lease for approximately 9,000 square feet of nursery and warehouse space located in Marion County, Florida. The lease is for a term of one year, with two options to extend the lease for additional terms of one year each, and has a base rent of $6,000.00 per month for the first three months, and $8,500 per month for the remaining term. Planet 13 Florida will maintain this space as the licensed Florida cultivation and production facility until such time as it identifies a more permanent installation to support its expansion plans in Florida. The lease was amended on March 1, 2022, to include the surrounding parcel of 36.96 acres, with no other changes to the terms.

Item 3. Legal Proceedings.

There are no actual or to our knowledge contemplated legal proceedings material to us or our subsidiaries or to which any of our or any of our subsidiaries’ property is the subject  matter.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Shares are listed and posted for trading on the CSE under the symbol “PLTH” and quoted on the OTCQX under the symbol “PLNHF.” The Common Shares commenced trading on the CSE effective June 21, 2018.

The following table indicates the high and low values with respect to trading activity for the Common Shares on the CSE for the periods indicated below (source: www.thecse.com and www.finance.yahoo.com).

Period Ended	Low Trading Price (C$)	High Trading Price (C$)
Fourth Quarter Ended December 31, 2021	3.70	6.12
Third Quarter Ended September 30, 2021	5.36	8.78
Second Quarter Ended June 30, 2021	7.19	9.29
First Quarter Ended March 31, 2021	6.54	10.88
Fourth Quarter Ended December 31, 2020	3.57	8.20
Third Quarter Ended September 30, 2020	1.96	5.51
Second Quarter Ended June 30, 2020	1.26	2.69
First Quarter Ended March 31, 2020	0.99	2.62
Fourth Quarter Ended December 31, 2019	1.72	2.48
Third Quarter Ended September 30, 2019	2.12	2.86
Second Quarter Ended June 30, 2019	2.15	3.60
First Quarter Ended March 31, 2019	1.44	2.26

The following table indicates the high and low values with respect to trading activity for the Common Shares on the OTCQX for the periods indicated below (source: www.otcmarkets.com). Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Period Ended	Low Trading Price (US$)	High Trading Price (US$)
Fourth Quarter Ended December 31, 2021	2.89	4.84
Third Quarter Ended September 30, 2021	4.21	7.14
Second Quarter Ended June 30, 2021	5.72	7.37
First Quarter Ended March 31, 2021	5.10	8.67
Fourth Quarter Ended December 31, 2020	2.67	6.40
Third Quarter Ended September 30, 2020	1.57	4.19
Second Quarter Ended June 30, 2020	0.88	1.99
First Quarter Ended March 31, 2020	0.63	2.02
Fourth Quarter Ended December 31, 2019	1.26	2.00
Third Quarter Ended September 30, 2019	1.60	2.18
Second Quarter Ended June 30, 2019	1.61	2.70

Shareholders

As of March 25, 2022, there were 262 holders of record of Common Shares and no holders of record of Restricted Voting Shares.

Dividends

We have not paid dividends since the completion of the Business Combination and currently intend to reinvest all future earnings to finance the development and growth of our business. As a result, we do not intend to pay dividends on the Common Shares or any Restricted Voting Shares in the foreseeable future. Any future determination to pay distributions will be at the discretion of the Board and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restrictions on the payment of distributions and any other factors that the Board deems relevant. We are not bound or limited in any way to pay dividends in the event that the Board determined that a dividend was in the best interest of our shareholders.

Recent Sales of Unregistered Securities

The following information represents securities sold by us for the period covered by this Annual Report on Form 10-K which were not registered under the Securities Act. Included are new issuances of Common Shares and Restricted Voting Shares and issuances of securities convertible into or exchangeable, redeemable or exercisable for Common Shares. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 3(a)(9) and Section 4(a)(2) of the Securities Act, and Rule 144A, Regulation D, Regulation S or Rule 701 promulgated thereunder.

During the year ended December 31, 2021, we had the following issuances of unregistered securities:

●	On January 4, 2021, we issued 852,154 Common Shares to holders of RSUs that had vested. We did not receive any cash proceeds from the issuance.

●

On February 2, 2021, we completed the February 2021 Bought Deal for aggregate gross proceeds of $53,852,980 (C$69,028,750) at a price of C$7.00 per unit. The principal underwriters were Beacon Securities Limited (“Beacon”) and Canaccord Genuity Corp (“Canaccord”). We issued 9,861,250 units of the Company. Each unit was comprised of one Common Share in the capital of the Company and one-half of one Common Share purchase warrant. Each whole warrant entitles the holder to acquire one Common Share at an exercise price of C$9.00 per Common Share for a period of 24 months. We also issued 591,676 broker warrants that entitle the holder to purchase one Common Share for a period of 24 months from the closing of the offering at a price of C$7.00 per Common Share.

●	On June 10, 2021, we issued 3,704 Common Shares to holders of RSUs that vested. We did not receive any cash proceeds from the issuance.

●	On July 9, 2021, we issued 59,945 Common Shares to holders of RSUs that had vested. We did not receive any cash proceeds from the issuance.

●	On December 13, 2021, we issued 2,210,731 Common Shares to holders of RSUs that had vested. We did not receive any cash proceeds from the issuance.

●

During the year ended December 31, 2021, we issued 121,336 common shares on the exercise of options that had strike prices in the range of CAD$0.75 to CAD$1.55 per common share resulting in cash proceeds of USD$86,216.

●	During the year ended December 31, 2021, we issued 3,772,640 Common Shares to warrant holders who exercised warrants during the period. We received $14,093,793 in cash proceeds from the exercises.

●

We issued 55,232,940 Common Shares to holders of Restricted Voting Shares who exercised their right to exchange Restricted Voting Shares into Common Shares. We did not receive any cash proceeds from the issuance.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the years ended December 31, 2021, 2020 and 2019. It is supplemental to, and should be read in conjunction with, our audited annual consolidated financial statements for the years ended December 31, 2021, 2020 and 2019 and the accompanying notes for each respective periods. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosure Regarding Forward-Looking Statements,” identified in this Annual Report on Form 10-K. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements and information.

Overview of the Company

Our predecessor, MMDC, was incorporated on March 20, 2014, as a Nevada limited liability company. On March 14, 2018, MMDC underwent a statutory conversion to a Nevada domestic corporation named MM Development Company, Inc. On June 11, 2018, MMDC then completed a reverse-take-over of Carpincho, and the resulting entity was renamed Planet 13 Holdings Inc.

We continued on June 26, 2019, under the jurisdiction and laws of British Columbia and hold 100% ownership in MMDC, a vertically integrated US subsidiary corporation active in the cultivation, production, distribution, and retail sale of both medical and recreational cannabis which at the date of this Annual Report on Form 10-K is restricted to the State of Nevada. For purposes of this Annual Report on Form 10-K, reference to the Company may also include MMDC as a wholly owned and controlled subsidiary of Company. We hold six cultivation licenses operating at three licensed cultivation facilities, each location operating jointly under a medical and adult-use cultivation license. One cultivation license is located in Clark County, Nevada (Las Vegas) in an approximately 16,100 square foot facility with indoor cultivation and a perpetual harvest cycle. The second cultivation license is located in Nye County, Nevada (Beatty). The facility currently houses approximately 500 square feet of research and development and genetics testing. The Beatty site has the potential for over 2,300,000 square feet of greenhouse production capacity on 80 acres of owned land with municipal water and abundant electrical power already at the edge of the property. The third cultivation license is located in Clark County, Nevada (Las Vegas) in a 25,000 square foot facility with indoor cultivation and a perpetual harvest cycle in Las Vegas, Nevada. This facility is in the process of being expanded to 45,000 square feet.

We also have six production licenses operating at three licensed production facilities, each location operating jointly under a medical and adult-use cultivation license, four of which are located in Clark County, Nevada. Two of the four were previously co-located within the 16,100 square foot cultivation facility and were approximately 2,300 square feet. These two licenses were relocated to the 18,500 square foot customer facing production facility that opened inside the Planet 13 Las Vegas Superstore cannabis entertainment complex in November 2019. This facility incorporates butane hash oil extraction (BHO extraction), distillation equipment and microwave assisted extraction equipment as well as a state-of-the-art bottling and infused beverage line and an edibles line able to produce infused chocolates, infused gummies and other edible products and was expanded to 18,500 square feet in September 2021. The second production facility is co-located at the Beatty facility and the third facility is co-located in the 25,000 square foot cultivation facility (currently undergoing an expansion to 45,000 square feet) but is not active at present.

We also have three dispensary licenses. Two licenses are operating at one licensed dispensary facility, one license is medical and the other is for adult-use retail sales. The licenses operate out of the same joint location and presently occupy approximately 24,000 square feet of retail space (expanded from 16,000 square feet in September 2021) located adjacent to the Las Vegas Strip where we opened, on November 1, 2018, the Planet 13 Las Vegas Superstore. Prior to November 1, 2018, the licenses operated out of the 2,300 square feet Medizin Facility located approximately six miles off the Las Vegas Strip. The licenses were transferred to the Planet 13 Las Vegas Superstore location on October 31, 2018.

We were successful in our litigation (for additional discussion regarding this litigation refer to the heading Medizin Re-opening) and were awarded an additional Clark County recreational license and have transferred the license to our Medizin dispensary that was closed when the licenses were transferred to the Planet 13 Las Vegas Superstore. We reopened the Medizin dispensary on November 20, 2020. We have also been granted a distribution license and launched a distribution and delivery service in Nevada to augment our retail locations and be able to deliver product to both wholesale customers and local Nevada state residents throughout the State of Nevada.

We opened the second phase of the Planet 13 Las Vegas Superstore location with ancillary offerings that include a coffee shop, restaurant and event space in November 2019. The build out of a merchandise store and CBD store selling our Planet M branded CBD products inside the Planet 13 Las Vegas Superstore entertainment complex was completed in September 2021. The recent expansion of the Planet 13 Las Vegas Superstore dispensary floor space to 24,000 square added new entertainment features, a second entrance and an additional 40 point-of-sale terminals, all designed to reduce wait times for customers and improve on the already fantastic customer experience was completed in September 2021 We also plan to build a potential cannabis lounge in a segregated area of the facility where patrons will be able to consume products that have been purchased at the dispensary. The state and county have passed the necessary legislation that legalizes consumption lounges, and we are scheduled to obtain a license for such an activity and are waiting on final approval of local regulations prior to determining the final design of the planned lounge. The Planet 13 Las Vegas Superstore also houses our corporate offices. In addition, the production facility housed within the superstore complex, described above, has enabled us to expand our vertical integration and increase the amount of our own branded products that are sold in the Planet 13 Las Vegas Superstore as well as re-entering the wholesale market selling concentrates, edibles and infused beverages.

On July 17, 2020, we expanded our premium indoor cultivation capacity and added additional production and distribution capabilities with the purchase of the inventory, equipment and tenant improvements and cannabis cultivation, production and distribution licenses located in a 25,000 square foot facility with indoor cultivation and a perpetual harvest cycle in Las Vegas, Nevada, which is currently being expanded to 45,000 square feet (the “WCDN Acquisition ”). The WCDN Acquisition has allowed us to expand our vertically integrated product offerings in Nevada.

The Santa Ana Acquisition occurred on May 20, 2020, whereby we acquired all of the issued and outstanding common stock of Newtonian, resulting in our acquiring the California License and the Santa Ana Permit, which were both held by Newtonian, and a 30-year lease for the Santa Ana Premises along with the Warner Assets. Newtonian had no operations at the time of the Santa Ana Acquisition. On July 1, 2021, we opened the Planet 13 OC Superstore dispensary to the public. Upon application made, on September 25, 2020, our subsidiary Newtonian received a City of Santa Ana Regulatory Safety Permit Phase 1 for distribution at the Santa Ana Premise, and plans to open a distribution facility upon completion of construction and receipt of the Regulatory Safety Permit Phase 2 from the City of Santa Ana. The construction budget for the 33,000 square foot adult-use retail facility and distribution at the Santa Ana Premise was US$7.5 to $8.5 million. Although there have been minor delays due to temporary staffing shutdowns at the City of Santa Ana related primarily to COVID-19, and the City of Santa Ana not allowing in-person plan submissions, we managed to open the facility on time and within budget. Total buildout costs, including the costs associated with the buildout of our wholesale distribution license was $9.2 million.

The focus of activity during the year ended December 31, 2021 was to continue to grow and provide cannabis and cannabis related products to our medical cannabis and adult recreational customers as well as selling branded recreational and medical cannabis products and related cannabis products to our growing wholesale customer base in the State of Nevada. In addition, in the State of California, we were focused on the opening of the Planet 13 OC Superstore on July 1, 2021 and growing revenue from the sale of recreational cannabis through both the retail store and home delivery, and on continuing the integration and optimization of the WCDN Acquisition.

On March 19, 2020, we announced that we would continue to provide core dispensary services during the COVID-19 pandemic and encouraged all local Nevada resident customers to utilize our express pick-up and/or delivery services so as to limit personal interactions and practice social distancing as recommended by the Centre for Disease Control. On March 17, 2020, Nevada State Governor Steve Sisolak announced the closure of all non-essential business starting at noon on March 18, 2020, for 30 days as part of the State’s response to curb the threat of the spread of the COVID-19 virus. This shutdown was extended until June 1, 2020. On April 30, 2020, all retail cannabis dispensaries in Nevada were allowed to offer online ordering with curbside pick-up in addition to delivery and on May 7, 2020, as part of the State of Nevada’s COVID 19 reopening plan, all dispensaries were allowed to reopen to the general public at significantly reduced number of customers allowed in the facility at the same time. All dispensaries are allowed to have a maximum of 50% of the dispensary location’s fire rated occupancy level. The shutdown due to COVID-19 during the months of April, May and June 2020 had a material impact on our business in Q2 2020 from the business closures and lack of tourist traffic in Las Vegas coupled with the reduction in allowed customer traffic during the shutdown period. The partial reopening of resorts, hotels and casinos resulted in increased tourist traffic to Las Vegas and an increase of customers to the Planet 13 Las Vegas Superstore in July to October 2020 and coincided with a return of in-store retail sales, with the store operating at 50% capacity under COVID-19 social distancing safety measure and protocols, coupled with continued online ordering with home delivery and curbside pick-up. This saw operations return to, and surpass, pre-COVID-19 revenue in the months of July to October 2020. The State of Nevada initiated renewed COVID-19 restrictions in November 2020, and, coupled with the lockdowns in California that drastically reduced the amount of tourist traffic to Las Vegas during November and December 2020, caused a significant reduction in tourist traffic to the Planet 13 Las Vegas Superstore during the final two months of 2020 and through to the end of February 2021. The easing of restrictions in Nevada and surrounding states in January 2021 and the move to further open the State of Nevada on February 15, 2021, resulted in an increase in tourist traffic to the Planet 13 Las Vegas Superstore during the first three months of 2021, with us reporting record revenues for the months of March and April 2021. On May 1, 2021, the State of Nevada allowed businesses to operate at 80% of their fire rated occupancy limits and on June 1, 2021, further eased its COVID-19 restrictions to allow all businesses to fully open. Starting on February 10, 2022, COVID--19 protocols in Nevada no longer include mask mandates in Clark and Nye County, where we have operations, for all individuals within public indoor settings.

On March 1, 2022, the State of California changed mask requirements arising under the general industry safety order by Cal/OSHA, with a strong recommendation that masks were required statewide for unvaccinated individuals in indoor public settings and workplaces, as opposed to the previous requirement for mask use by unvaccinated individuals.

We caution that current global uncertainty with respect to the spread of COVID-19 or its variants and its effect on the broader global economy may have a significant negative effect on us. While the precise impact of COVID-19 on us remains unknown, rapid spread of COVID-19 or its variants may have a material adverse effect on global economic activity and can result in volatility and disruption to global supply chains, operations, mobility of people and the financial markets, which could affect interest rates, credit ratings, credit risk, inflation, business, financial conditions, results of operations and other factors relevant to us.

We are also subject to Section 280E of the Code, which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent of our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

On August 5, 2021, our subsidiary, Planet 13 Illinois won a Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region from the Illinois Department of Financial and Professional Regulation. We are evaluating potential locations for a dispensary. We own 49% of Planet 13 Illinois and 51% is owned by Frank Cowan.

On October 1, 2021, we, through our wholly owned subsidiary, Planet 13 Florida Inc., completed the purchase of a license issued by the Florida Department of Health to operate as a MMTC in the state of Florida for $55.0 million in cash. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of December 31, 2021, there were 22 companies with MMTC licenses with 370 dispensing locations across Florida. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate.

Recent Developments

The following are recent developments after the year ended December 31, 2021:

On March 2, 2022 (the “Closing Date”), we completed our acquisition of NGW. We entered into an arrangement agreement (the “Arrangement Agreement”) with NGW on December 20, 2021 pursuant to which we agreed to acquire (the “Arrangement”) all of the issued and outstanding common shares of NGW (the “NGW Shares”) pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia). The Arrangement was approved by the holders of NGW Shares (the “NGW Shareholders”) at a special meeting of NGW Shareholders held on February 25, 2022 and approved by the Supreme Court of British Columbia on March 1, 2022.

Pursuant to the Plan of Arrangement, at 12:01 a.m. (Vancouver time) (the “Effective Time”) on the Closing Date, we acquired all of the NGW Shares for a total consideration of approximately C$71,791,700 (based on the closing price of our Common Shares (the “Planet 13 Shares”) on the Canadian Securities Exchange on February 28, 2022), and NGW then amalgamated with us. The NGW Shareholders received 0.1145 of one Planet 13 Share (the “Exchange Ratio”) and a nominal cash payment of C$0.0001 for each NGW Share held immediately prior to the Effective Time. As a result, 21,361,002 Planet 13 Shares and C$18,656 in cash were issued in exchange for the NGW Shares. In addition, the number of Planet 13 Shares issued to any person pursuant to the Arrangement was rounded down to the nearest whole Planet 13 Share, with a cash consideration paid in lieu of the issuance of such fractional Planet 13 Share of C$3.379 per share, resulting in an aggregate cash-in-lieu consideration of C$77.61.

Based upon the Exchange Ratio, all NGW options to acquire NGW Shares that were outstanding immediately prior to the Effective Time were also exchanged for our options that will entitle the holders to receive, upon exercise thereof, Planet 13 Shares. As a result, we issued 1,106,925 options in exchange for the NGW options.

We, since the closing of the Arrangement on March 2, 2022, through our wholly-owned subsidiary, NGW, LLC, are licensed by the State of California to produce, distribute and sell cannabis products throughout the State. We currently cultivate cannabis in Facility A our 35,000 square foot facility on one of the four properties owned by us and zoned for cannabis production in the City of Coalinga, California. Facility A enables us to cultivate medicinal and recreational cannabis and distribute cannabis products in accordance with the requirements under the Medicinal and Adult Use Cannabis Regulation and Safety Act in the State of California.

We, since the closing of the Arrangement on March 2, 2022, through our wholly-owned subsidiary, NGW, LLC, are licensed by the State of California to produce, distribute and sell cannabis products throughout the State. We currently cultivate cannabis in Facility A, our 35,000 square foot facility on one of the four properties owned by us and zoned for cannabis production in the City of Coalinga, California. Facility A enables us to cultivate medicinal and recreational cannabis and distribute cannabis products in accordance with the requirements under the Medicinal and Adult Use Cannabis Regulation and Safety Act in the State of California.

See “Item 1 – Business” of this Form 10-K for updates to our business, including our licenses, after the Closing Date of the Arrangement.

Results of Operations

Expressed in USD$	Year Ended	Year Ended	Percentage
	Dec-31-2021	Dec-31-2020	Change
Revenue
Net revenue	119,493,435	70,491,280	69.5%
Cost of Goods Sold	(53,485,458)	(35,394,019)	51.1%
Gross Profit	66,007,977	35,097,261	88.1%
Gross Profit Margin %	55.2%	49.8%

Expenses
General and Administrative	59,928,356	27,416,166	118.6%
Sales and Marketing	5,969,792	3,305,639	80.6%
Lease expense	2,608,016	2,114,743	23.3%
Depreciation and Amortization	5,335,055	3,674,907	45.2%

Total Expenses	73,841,219	36,511,455	102.2%

Income (Loss) From Operations	(7,833,242)	(1,414,194)	453.9%

Other Income (Expense):
Interest expense, net	(16,984)	(22,202)	(23.5)%
Foreign exchange gain (loss)	1,662,679	398,525	317.2%
Transaction costs	(256,667)	(275,250)	(6.8)%
Change in fair value of warrants	7,520	(16,805,941)	(100.0)%
Other income	454,300	216,850	109.5%
Total Other Income (Expense)	1,850,848	(16,488,019)	(111.2)%

Loss for the year before tax	(5,982,394)	(17,902,213)	(66.6)%
Provision for income tax (current and deferred)	13,478,558	7,106,516	89.7%
Loss for the year	(19,460,952)	(25,008,729)	(22.2)%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.10)	$(0.16)

Weighted Average Number of Shares Outstanding
Basic and diluted	195,126,972	151,825,439

We experienced a 69.5% increase in net revenue during the year ended December 31, 2021, when compared to the year ended December 31, 2020. The increase is directly attributable to an increase in the number of customers and an increase in average spend per customer at our Planet 13 Las Vegas Superstore dispensary during the year ended December 31, 2021 when compared to the year ended December 31, 2020. The increase in wholesale transactions during the period, the re-opening of the Medizin Dispensary in late November 2020 and the addition of revenue from the recently opened Planet 13 OC Superstore in Santa Ana, also contributed to the increase in overall revenue when compared to the year ended December 31, 2020 that was negatively impacted by the COVID-19-related shutdowns. The Medizin dispensary was effectively open for one month (December 2020) and the Planet 13 OC Superstore was not open during the year ended December 31, 2020, and, and we had limited wholesale business during the prior year. Curb-side pick-up and home delivery revenue decreased in the year ended December 31, 2021, when compared to the year ended December 31, 2020 because of the easing of COVID-19 operating protocols during 2021 that lead to more customers opting for an in-person shopping experience. While the COVID-19 shutdown impacted our tourist customer base due to the partial shutdown of hotels and resorts in the State of Nevada during April 2021, the increase in average spend per customer in 2021 more than off-set the decline in curb-side pick-up and home delivery revenue. The reopening of the Medizin dispensary and the addition of a robust wholesale business and the opening of the Planet 13 OC Superstore drove an overall 69.5% increase in revenue during the year ended December 31, 2021, when compared to revenue during the year ended December 31, 2020.

The easing of restrictions in Nevada and surrounding states in January 2021 and the move to further open the State of Nevada on February 15, 2021, resulted in an increase in tourist traffic to the Planet 13 Las Vegas Superstore during the first three months of 2021, with us reporting record revenues for the months of March and April 2021. On May 1, 2021, the State of Nevada allowed businesses to operate at 80% of their fire rated occupancy limits and on June 1, 2021, the State further eased its COVID-19 restrictions and allowed all businesses to fully open. Starting on February 10, 2022, COVID--19 protocols in Nevada no longer include mask mandates in Clark and Nye County, where we have operations, for all individuals within public indoor settings.

Details of net revenue by product category are as follows:
	Year Ended 31-Dec-21	Year Ended 31-Dec-20	Percentage Change
Flower	$59,018,342	$38,628,628	52.8%
Concentrates	30,967,288	15,315,769	102.2%
Edibles	17,810,736	11,019,130	61.6%
Topicals and Other Revenue	7,024,496	3,812,053	84.6%
Wholesale	4,672,573	1,715,059	154.4%
Net revenue	$119,493,435	$70,491,280	69.5%

Gross Profit margin for the year ended December 31, 2021 increased to 55.2% from 49.8% when compared to the year ended December 31, 2020. The increase in gross profit for the year ended December 31, 2021 was a result of greater revenue contribution from in-store sales at the Planet 13 Las Vegas Superstore when compared to the prior year. Revenue from the Medizin dispensary, the Santa Ana dispensary, wholesale revenue and revenue from curb side pick-up and home delivery all have lower gross margin profitability when compared to in-store retail sales at our Planet 13 Las Vegas Superstore.

The costs of internal cultivation have continued to trend down as we continue to improve our yields and cultivation efficiency across all of our cultivation facilities. In addition, margin enhancement through the creation of internally generated brands, such as TRENDI, Leaf & Vine, HaHa Gummies, Dreamland Chocolate, HaHa Beverages and Medizin, continue to have a positive impact on gross margins during the year ended December 30, 2021, helping offset the lower margins received on the sale of wholesale product and the sales to local customers in the State of Nevada. We anticipate that margins will trend upward as tourist customers return to Las Vegas and the Planet 13 Las Vegas Superstore in greater numbers.

Our premium cultivation facilities were operating near capacity during the year ended December 31, 2021, and 2020, respectively. The amount of cannabis grown during the year increased significantly when compared to the prior year due to the addition of the 25,000 square feet of cultivation capacity that was added as part of the WVapes acquisition that closed in November 2020.

Overall gross margin was $66,007,977 and $35,097,261 for the years ended December 31, 2021 and 2020 respectively, an increase of 88.1%.

General and Administrative (“G&A”) expenses (which includes non-cash share-based compensation expenses, sales and marketing expenses and depreciation and amortization expenses) increased by 118.6% in 2021 when compared to 2020. The large increase in G&A expenses incurred during the year ended December 31, 2021, was a result of increased costs incurred as a result of COVID-19 operating procedures, Medizin dispensary G&A expense for the full year period, pre-operating labor and expenses for the Planet 13 OC Superstore location as well as operating costs post-opening July 1, 2021, and the expansion of our wholesale and delivery sales channels, and increased expenditures related to corporate initiatives (registration of the class of our Common Shares through filing a Form 10 registration statement with the SEC and merger and acquisition related fees) during the year ended December 31, 2021 when compared to the prior year. Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 37.1% for the year ended December 31, 2021, compared to 35.3% for the year ended December 31, 2020.

A detailed breakdown of G&A expenses is as follows:

	For the year ended December 31,		Percentage
	2021	2020	change

Salaries and wages	$21,902,505	$9,611,047	127.9%
Executive compensation	2,039,174	1,204,925	69.2%
Licenses and permits	3,217,834	1,957,183	64.4%
Payroll taxes and benefits	3,953,034	1,971,215	100.5%
Supplies and office expenses	3,638,097	960,456	278.8%
Subcontractors	3,500,330	1,569,921	123.0%
Professional fees (legal, audit and other)	5,015,903	2,944,706	70.3%
Miscellaneous general and administrative expenses	1,084,836	4,684,145	(76.8)%
Share-based compensation expense	15,576,643	2,512,568	520.0%
	$59,928,356	$27,416,166	118.6%

Non-cash, share based compensation of $15,576,643 was recognized during the year ended December 31, 2021, increasing from $2,512,568 incurred in the year ended December 31, 2020. The increase can be attributable to the vesting schedule for both RSUs and incentive stock options that were previously granted, particularly the net 3,954,213 RSUs that were granted on April 18, 2021, that vest 1/3 on December 1, 2021, and 1/3 on the first and second anniversary of the first vesting date. During the year ended December 31, 2020, we also granted 50,000 RSUs to an employee on January 1, 2020, that vest 1/3 on the grant date and 1/3 on the first and second anniversary of the grant date.  These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs. (See Note 12 in our audited consolidated financial statements for the year ended December 31, 2021, for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation).

Sales and marketing expenses increased by 80.6% during the year ended December 31, 2021, when compared to the prior year. The large increase was a result of the State of Nevada easing COVID-19 operating restrictions resulting in a return of the tourist customer to Las Vegas with sales and marketing expenditures ramping up to promote the Planet 13 Las Vegas Superstore location to potential tourist customers. We continue to refine our marketing efforts to optimize marketing spend on initiatives that drive increased customer traffic to the Superstore complex. In addition, we ramped up our sales and marketing spend at the Planet 13 OC Superstore location, which opened on July 1, 2021, in order to drive awareness and traffic to the new location.

Lease expense increased by 23.3% during the year ended December 31, 2021, when compared to the prior year because of our recording lease expense on the Planet 13 OC retail dispensary during the year resulting from the Planet 13 OC Superstore location that opened July 1, 2021.

Depreciation and Amortization increased 45.2% during the year ended December 31, 2021, when compared to the prior year because of our recording depreciation on the WCDN cultivation facility during the period as well as additional depreciation resulting from the Planet 13 OC Superstore location that opened July 1, 2021.

Interest expense recorded of $16,984 during the year ended December 31, 2021, and $22,202 during the year ended December 31, 2020, relates to accrued interest on our long-term debt that is due and payable on demand. The balance of long-term debt as of December 31, 2021, was $884,000 compared to $884,000 as of December 31, 2020.

We conduct our operations in both the United States and Canada holding financial assets in both currencies and incurs expenses in both USD and CAD. On December 31, 2020, the value of the USD was USD$1.00=CAD$1.2732 compared to the value of the USD of USD$1.00=CAD$1.2678 as at December 31, 2021 and averaged USD$1.00=CAD$1.2535 during the year, resulting in our realizing a foreign exchange gain of $1,662,679 during the year compared to a foreign exchange gain of $398,524 during the prior year. It is our policy to not hedge our CAD$ exposure.

Warrants are accounted for in accordance with the applicable authoritative accounting guidance in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), as derivative liabilities based on the specific terms of the warrant agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss. During the year ended December 31, 2021 the change in fair value of the warrants resulted in a gain of $7,520 compared to a loss of ($16,805,941) during the prior year.

Other income, consisting of Automated Teller Machine (“ATM”) fees, interest and other miscellaneous income was $454,300 for the year ended December 31, 2021, compared to $216,850 for the year ended December 31, 2020.

Transaction costs related to the issuance of warrants of $256,667 for the year ended December 31, 2021, compared to transaction costs on the issuance of warrants during the year ended December 31, 2020 of $275, 250.  The transaction costs represent a portion of the issuance costs that were allocated to the issuance of warrants as part of the bought deal equity financings that were completed during the years ended December 31, 2021 and 2020.

The income tax expense for the year ended December 31, 2021, was $13,478,558 compared to $7,106,516 for the prior year. The tax expense increased due to the increase in taxable profitability during the year. We are subject to US Federal tax legislation that denies the deduction of certain expenditures for tax purposes that would otherwise be available to non-cannabis-based businesses that results in our being subject to a higher overall tax rate on net income.

The overall net loss for the year ended December 31, 2021, was $19,460,952 (($0.10) per share) compared to an overall net loss of $25,008,729 (($0.16) per share) for the year ended December 31, 2020.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Expressed in USD$

	Dec-31-2020	Dec-31-2019	Change
Revenue
Net revenue	70,491,280	63,595,036	10.8%
Cost of Goods Sold	(35,394,019)	(27,086,453)	30.7%
Gross Profit	35,097,261	36,508,583	(3.9)%
Gross Profit Margin %	49.8%	57.4%

Expenses
General and Administrative	27,416,166	25,230,274	8.7%
Sales and Marketing	3,305,639	6,539,483	(49.5)%
Lease expense	2,114,743	1,912,984	10.5%
Depreciation and Amortization	3,674,907	2,287,249	60.7%

Total Expenses	36,511,455	35,969,990	1.5%

Income (Loss) From Operations	(1,414,194)	538,593	(362.6)%

Other Income (Expense):
Interest expense, net	(22,202)	(27,073)	(18.0)%
Realized foreign exchange gain (loss)	398,525	(271,240)	(246.9)%
Transaction costs	(275,250)	-	na
Change in fair value of warrants	(16,805,941)	(5,541,590)	203.3%
Other income	216,850	350,775	(38.2)%
Total Other Income (Expense)	(16,488,019)	(5,489,128)	200.4%

Income (loss) for the year before tax	(17,902,213)	(4,950,535)	261.6%
Provision for income tax (current and deferred)	(7,106,516)	(7,352,808)	(3.3)%
Loss for the year	(25,008,729)	(12,303,343)	103.3%

Loss per share for the year
Basic and fully diluted income (loss) per share	$(0.16)	$(0.09)

Weighted Average Number of Shares Outstanding
Basic and diluted	151,825,439	134,074,476

We experienced a 10.8% increase in net revenue during the year ended December 31, 2020, when compared to the year ended December 31, 2019. The increase is directly attributable to an increase in average spend per customer at our Planet 13 Las Vegas Superstore dispensary as well as the addition of curb-side pickup and home delivery transactions during the period offset by the impact of COVID-19 on revenue and customer traffic during Q2 2020 when a full lock-down was in place in Nevada, and we were only able to offer on-line ordering/home delivery followed by a partial reopening towards the end of Q2 2020. Curb-side pick-up was not available during the prior year period and home delivery volumes represented an immaterial amount of our revenue during the year ended December 31, 2019. The large increase in both home delivery and curb-side pick-up during the period was the result of the impact of the COVID-19 pandemic and the change in consumer buying habits that it has caused. While the COVID-19 shutdown impacted our tourist customer base due to the full lock-down and partial reopening of hotels and resorts in the State of Nevada during the year ended December 31, 2020, the increase in average spend per customer during the period, coupled with the addition of increased home delivery volume and curb-side pick-up volumes and revenue from our wholesale business and recently opened Medizin dispensary in November 2020 more than offset the reduction in customer traffic when compared to the year ended December 31, 2019.

Details of net revenue by product category are as follows:

	Year Ended	Year Ended	Percentage
	31-Dec-20	31-Dec-19	Change
Flower	$38,628,628	$26,145,413	47.7%
Concentrates	15,315,769	19,018,607	(19.5)%
Edibles	11,019,130	13,470,082	(18.2)%
Topicals and Other Revenue	3,812,053	4,960,934	(23.2)%
Wholesale	1,715,059	-	n/a
Net revenue	$70,491,280	$63,595,036	10.8%

Gross Profit margin decreased to 49.8% for the year ended December 31, 2020, when compared to the Gross Profit margin of 57.4% experienced during the ended December 31, 2019. Gross profit margin for the year ended December 31, 2020, was affected by the revenue mix and the addition of lower margin home delivery and wholesale revenue during the year when compared to the year ended December 31, 2019. Wholesale revenue has lower gross margin profitability while the home delivery and curb-side pick-up revenue is heavily skewed to the local Nevada customer that receives a set discount from the listed price for being a Nevada state resident. The costs of internal cultivation have continued to trend down as we continue to improve our yields and cultivation efficiency. In addition, margin enhancement through the creation of internally generated brands, such as TRENDI, Leaf & Vine, HaHa Gummies, Dreamland Chocolate, HaHa Beverages and Medizin, continue to have a positive impact on gross margins during the three months and year ended December 31, 2020, helping offset the lower margins received on the sale of wholesale product and the sales to local customers.

Overall gross margin was $35,097,261 for the year ended December 31, 2020, compared to $36,508,583 for the year ended December 30, 2019, a decrease of 3.9% for the year ended December 31, 2020.

G&A expenses (which includes non-cash share-based compensation expenses) increased by 8.7% in the year ended December 31, 2020 when compared to the year ended December 31, 2019. The large increase in G&A expenses was a result of increased costs incurred as a result of COVID-19 operating procedures and the expansion of our wholesale and delivery sales channels.

	For the Years ended December 31,		Percentage
	2020	2019	Change
Salaries and wages	$9,611,047	$6,941,111	38.5%
Executive compensation	1,204,925	874,598	37.8%
Licenses and permits	1,957,183	1,704,755	14.8%
Payroll taxes and benefits	1,971,215	1,531,261	28.7%
Supplies and office expenses	960,456	1,184,401	(18.9)%
Subcontractors	1,569,921	1,272,414	23.4%
Professional fees (legal, audit and other)	2,944,706	2,723,555	8.1%
Miscellaneous general and administrative expenses	4,684,145	4,175,392	12.2%
Share-based compensation expense	2,512,568	4,822,787	(47.9)%
	$27,416,166	$25,230,274	8.7%

Non-cash, share based payments of $2,512,568 were recognized during the year ended December 31, 2020, a decrease from the $4,822,787 for the year ended December 31, 2019. The decrease can be attributable to the vesting schedule for both RSUs and incentive stock options granted on June 11, 2018 and on June 30, 2019 that vested 1/3 on January 1, 2020 and 1/3 on the first and second anniversary of the grant date. We also granted 50,000 RSUs to an employee on January 1, 2020 that vest 1/3 on the grant date and 1/3 on the first and second anniversary of the grant date. We granted 100,000 options to employees on January 7, 2019, and 22,500 on June 30, 2019, that vest 1/3 on the grant date and 1/3 on the first and second anniversaries of the grant date. We granted 100,000 options to one of our consultants on July 4, 2019, that vested 1/4 on the grant date and 1/4 every three months from the grant date to April 4, 2020 and granted 50,518 RSUs to a consultant on July 3, 2020 for services rendered that vested immediately. The expense represents the recognition over time of the fair market value of incentive options and RSUs that were granted to our employees, consultants, officers and directors. These amounts are non-cash and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs.

Sales and marketing expenses decreased by 49.5% during the year ended December 31, 2020, when compared to the year ended December 31, 2019. The large decrease was a result of the COVID-19 shutdown of the Las Vegas strip resulting in the curtailment of our sales and marketing activities geared towards the tourist customer and a switch to less costly sales and marketing activity that focused on the local customer when compared to the prior year periods. We continued to refine our marketing efforts to optimize marketing spend on initiatives that drive increased customer traffic to the Planet 13 Las Vegas Superstore complex, in light of the phased reopening of the Las Vegas Strip and the Planet 13 Las Vegas Superstore since June 1, 2020, the reopening of the Medizin dispensary in November 2020 and the opening of the Santa Ana dispensary in July 2021.

Lease expense increased by $201,759 or 10.5% for the year ended December 31, 2020, when compared to the prior year as a result of the additional lease expense associated with the acquired WCDN cultivation facility during the in July 2020.

Depreciation and Amortization increased by $1,387,658 or 60.7% for the year ended December 31, 2020, when compared to the prior year as a result of our completing the buildout of Phase II of the Planet 13 Las Vegas Superstore entertainment complex during Q4 2019 and the recording depreciation on the Phase II assets during the year ended December 31, 2020. In addition, we also began recording depreciation on the acquired WCDN cultivation facility during the three months and year ended December 31, 2020.

We conduct our operations in both the United States and Canada holding financial assets in both currencies and incurs expenses in both USD and CAD. On December 31, 2019, the value of the USD was USD$1.00=CAD$1.2998 compared to the value of the USD of USD$1.00=CAD$1.2732 as at December 31, 2020, resulting in our recording realized foreign exchange gains of $398,525 for the year ended December 31, 2020 and a realized foreign exchange loss of $271,240 for the year ended December 31, 2019. It is our policy to not hedge our CAD$ or USD$ exposure.

The large swing in the CAD$/USD$ exchange rate during the year combined with changes in volatility and the trading prices of the listed warrants had a significant impact on the fair market value of the warrant liability recognized by us. The change in the fair market value of the warrants resulted in our recognizing a loss of $16,805,941 during the year ended December 31, 2020, when compared to the loss of $5,541,590 recognized in the year ended December 31, 2019.

We incurred transaction costs of $275,250 during the year ended December 31, 2020, that relates to the issuance of warrants as part of unit financings that were completed during the year.  There were no transaction costs incurred during the year ended December 31, 2019.

The income tax provision (combined current and deferred tax provisions) for the year ended December 31, 2020, was $7,106,516 compared to $7,352,808 for the year ended December 31, 2019. The tax provision decreased due to the decrease in taxable profitability during the year. We are subject to U.S. Federal tax legislation that denies the deduction of certain expenditures for tax purposes that would otherwise be available to non-cannabis-based businesses that results in our being subject to a higher overall tax rate on net income.

Overall net loss after tax for the year ended December 31, 2020, was $25,008,729 compared to a net loss of $12,303,343 for the year ended December 30, 2019.

Segmented Disclosure

We operate in a single reportable operating segment as a vertically integrated cannabis company with cultivation, production and distribution operations in Nevada, and retail dispensary and distribution operations in California since July 2021.

Financial Position and Liquidity

As at December 31, 2021, our financial instruments consist of cash, deposits, accounts payable and accrued liabilities, and note payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As at December 31, 2021, we had working capital of $68,274,639 compared to working capital of $81,492,200 as at December 31, 2020.

The following table relates to the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Cash flows provided by operating activities	(379,883)	(3,688,853)	4,701,020
Cash flows used in investing activities	(81,756,746)	(8,031,458)	(16,061,582)
Cash flows provided by financing activities	64,538,059	77,335,979	5,030,185

Cash Flow from Operating Activities

Net cash provided by (used in) operating activities was ($379,883) for the year ended December 31, 2021, compared to cash used in operating activities of ($3,688,853) for the year ended December 31, 2020. The increase is primarily due to the net changes in non-cash working capital items, included income tax liability, that decreased as a result of cash payments for income taxes during the year ended December 31, 2021, when compared to the year ended December 31, 2020.

Net cash provided by (used in) operating activities was ($3,688,853) for the year ended December 31, 2020, a decrease of $8,389,873 compared to cash provided by operating activities of $4,701,020 for the year ended December 31, 2019. This is primarily due to changes in non-cash working capital during the period, including a growth in inventory levels, as we ramped the business to support the revenue growth experienced during the year.

Net cash provided by operating activities was $4,701,020 for the year ended December 31, 2019, an increase of $10,890,576, compared to ($6,189,556) used in operations during the year ended December 31, 2018. This is primarily due to the impact of changes in inventory and accounts payable and accrued liabilities related to our growth and expanded product mix, partially offset by our increase in gross profit from operations as a result of the increase in organic growth from a large increase in customers served.

Cash Flow from Investing Activities

Net cash used in investing activities was $81,756,746 for the year ended December 31, 2021, compared to net cash used in investing activities of $8,031,458 for the year ended December 31, 2020. The increase is due to the build-out of the Planet 13 OC Superstore location and the expansion of the Planet 13 Las Vegas Superstore dispensary floor space and production facility during the year ended December 31, 2021.

Net cash used in investing activities was $8,031,458 for the year ended December 31, 2020, a decrease of $8,030,124, compared to the $16,061,582 net cash used in investing activities for the year ended December31, 2019. The decrease is due a smaller number of expansion projects undertaken during the year ended December 31, 2020, when compared to the prior year.

Net cash used in investing activities was $16,061,582 for the year ended December 31, 2019, an increase of $2,748,181, compared to the $13,313,401 net cash used in investing activities for the year ended December 31, 2018. The increase is due to the additional enhancements made to the Planet 13 Las Vegas Superstore location during the Phase II and III buildouts compared to the Phase I buildout that occurred in the year ended December 31, 2018.

Cash Flow from Financing Activities

Net cash provided by financing activities was $64,538,059 for the year ended December 31, 2021, compared to net cash provided by financing activities of $77,335,979 for the year ended December 31, 2020. The decrease was primarily related to a decrease in proceeds for the issuance of units (each unit comprised of one common share and one half of a common share purchase warrant) offerings that occurred in the year ended December 31, 2021, as well as a decrease in cash proceeds received from the exercise of common share purchase warrants during the period, when compared to the year ended December 31, 2020.

Net cash provided by financing activities was $77,335,979 for the year ended December 31, 2020, an increase of $72,305,794, compared to the $5,030,185 net cash provided by financing activities for the year ended December 31, 2019. The increase was primarily related to $48,125,129 in gross proceeds from the issuance of units (each unit comprised of one common share and one half of a common share purchase warrant) that occurred for the year ended December 31, 2020, compared to $0 during the year ended December 31, 2019. In addition, we received cash proceeds of $32,871,439 from the exercise of common share purchase warrants during the year ended December 31, 2020, compared to cash proceeds of $5,030,185 during the year ended December 31, 2019, an increase of $27,841,254.

Net cash provided by financing activities was $5,030,185 for the year ended December 31, 2019, a decrease of $33,693,064 compared to the $38,723,249 net cash provided by financing activities for the year ended December 31, 2018. The decrease was primarily related to the $40,381,022 net proceeds received from the issuance of units (each unit comprised of one common share and one half of a common share purchase warrant) that occurred in the year ended December 31, 2018, compared to $0 during the year ended December 31, 2019. This was partially offset by the $5,030,185 in cash proceeds received from the exercise of common share purchase warrants during the year ended December 31, 2019, compared to cash proceeds of $2,374,253 during the year ended December 31, 2019, an increase of $2,655,932.

Capital Resources

We have a recent history of operating losses. It may be necessary for us to arrange for additional financing to meet our on-going growth initiatives.

Management believes it will be able to raise equity capital as required in the long term, but recognizes the risks attached thereto. There can be no assurance that it will be able to obtain adequate financing in the future or that the terms of such financing may be favorable.

Capital Management

Our capital consists of shareholders’ equity. Our objective when managing capital is to maintain adequate levels of funding to support the development of our businesses and maintain the necessary corporate and administrative functions to facilitate these activities. This is done primarily through equity financing and incurring debt. Future financings are dependent on market conditions and there can be no assurance we will be able to raise funds in the future. We invest all capital that is surplus to our immediate operational needs in short-term, highly liquid, high-grade financial instruments. There were no changes to our approach to capital management during the year. We are not subject to externally imposed capital requirements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2021, and 2020, respectively, or as of the date hereof.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make judgements, estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements. Although these estimates are based on management’s best knowledge of the amount, event or actions, actual results may differ from those estimates. Estimates and judgements are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that are believed to be reasonable.

Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Leases

We apply judgement in determining whether a contract contains a lease and if a lease is classified as an operating lease or a finance lease.

We determine the lease term as the non-cancellable term of the lease, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The lease term is used in determining classification between operating lease and finance lease, calculating the lease liability and determining the incremental borrowing rate. We have several lease contracts that include extension and termination options. We apply judgement in evaluating whether it is reasonably certain to exercise the option to renew or terminate the lease. That is, it considers all relevant factors that create an economic incentive for it to exercise either the renewal or termination. After the commencement date of the lease, we reassess the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise or not to exercise the option to renew or to terminate (e.g., construction of significant leasehold improvements or significant customization to the leased asset).

We are required to discount lease payments using the rate implicit in the lease if that rate is readily available. If that rate cannot be readily determined, the lessee is required to use its incremental borrowing rate. We generally use the incremental borrowing rate when initially recording real estate leases. Information from the lessor regarding the fair value of underlying assets and initial direct costs incurred by the lessor related to the leased assets is not available. We determine the incremental borrowing rate as the interest rate we would pay to borrow over a similar term the funds necessary to obtain an asset of a similar value to the right-of-use asset in a similar economic environment.

Share-based compensation

We use the Black-Scholes valuation model to determine the fair value of options and warrants granted to employees and non-employees under share-based payment arrangements, where appropriate. In instances where equity awards have performance or market conditions, we utilize the Monte Carlo valuation model to simulate the various outcomes that affect the value of the award. In estimating fair value, management is required to make certain assumptions and estimates such as the expected term of the instrument, volatility of our future share price, risk free rates, future dividend yields and estimated forfeitures at the initial grant date, by reference to the underlying terms of the instrument, and our experience with similar instruments. Changes in assumptions used to estimate fair value could result in materially different results. Refer to Note 12 in our audited consolidated annual financial statements for the year ended December 31, 2021, for further information.

Estimated useful lives and depreciation and amortization of property and equipment, right-of-use asset and intangible assets

Depreciation and amortization of property and equipment, right-of-use assets and intangible assets are dependent upon estimates of useful lives, which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that consider factors such as economic and market conditions and the useful lives of assets. Refer to Notes 6, 7 and 8 for further information.

Fair value measurement

We use valuation techniques to determine the fair value of financial instruments (where active market quotes are not available) and non-financial assets. This involves developing estimates and assumptions consistent with how market participants would price the instrument. We base our assumptions on observable data as far as possible, but this is not always available. In that case, we use the best information available. Estimated fair values may vary from the actual prices that would be achieved in an arm’s length transaction at the reporting date.

Deferred tax assets and uncertain tax positions

We recognize deferred tax assets and liabilities based on the differences between the consolidated financial statement carrying amounts and the respective tax bases of our assets and liabilities. We measure deferred tax assets and liabilities using current enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized.

In evaluating the ability to recover deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of operations. In projecting future taxable income, we consider historical results and incorporate assumptions about the amount of future pretax operating income adjusted for items that do not have tax consequences. Our assumptions regarding future taxable income are consistent with the plans and estimates that are used to manage our underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income/(loss). The income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect our best assessment of estimated current and future taxes to be paid. Deferred tax asset valuation allowances and liabilities for unrecognized tax benefits require significant judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Although we believe that the judgments and estimates discussed herein are reasonable, actual results, including forecasted COVID-19 business recovery, could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which a liability has been established or is required to pay amounts in excess of the established liability, the effective income tax rate in a given financial statement period could be materially affected.

Estimated useful lives and depreciation of property and equipment, right-of-use assets

Depreciation and amortization of property and equipment, right-of-use assets and intangible assets are dependent upon estimates of useful lives, which are determined through the exercise of judgment. Impairment of definite long-lived assets is influenced by judgment in defining a reporting unit and determining the indicators of impairment, and estimates used to measure impairment losses. Refer to Notes 7 and 8 for further information.

Impairment of indefinite life intangible assets

Indefinite life intangible assets are tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the indefinite-lived intangible asset or the reporting unit is less than its carrying value, a quantitative impairment test is required to compare the fair value of the asset to its’ carrying value. An impairment charge is recorded if the carrying value exceeds the fair value. The assessment of whether an indication of impairment exists is performed at the end of each reporting period and requires the application of judgment, historical experience, and external and internal sources of information. The Company makes estimates in determining the future cash flows and discount rates in the quantitative impairment test to compare the fair value to the carrying value.

Valuation of Inventory

Inventory is comprised of raw materials, work-in-progress and finished goods. Cannabis and hemp costs include expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. At the end of each reporting period, the Company performs an assessment of inventory and record inventory valuation adjustments for excess and obsolete inventories based on the estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. A reserve is estimated to ensure the inventory balance at the end of the year reflects the estimates of product the Company expect to sell in the next year. Changes in the regulatory structure, lack of retail distribution locations or lack of consumer demand could result in future inventory reserves.

Warrant Liability

Warrants are accounted for in accordance with the applicable authoritative accounting guidance in ASC 815 as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of the change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the consolidated statements of operations and comprehensive loss. Refer to Note 12 for a discussion on the change in the warrant liability value.

Deferred tax assets and uncertain tax positions

The Company recognizes deferred tax assets and liabilities based on the differences between the consolidated financial statement carrying amounts and the respective tax bases of its assets and liabilities. The Company measures deferred tax assets and liabilities using current enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The Company routinely evaluates the likelihood of realizing the benefit of its deferred tax assets and may record a valuation allowance if, based on all available evidence, it determines that some portion of the tax benefit will not be realized.

In evaluating the ability to recover deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of operations. In projecting future taxable income, the Company considers historical results and incorporates assumptions about the amount of future pretax operating income adjusted for items that do not have tax consequences. The Company’s assumptions regarding future taxable income are consistent with the plans and estimates that are used to manage its underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss). The income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect the Company’s best assessment of estimated current and future taxes to be paid. Deferred tax asset valuation allowances and liabilities for unrecognized tax benefits require significant judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and the Company’s particular facts and circumstances. Although the Company believes that the judgments and estimates discussed herein are reasonable, actual results, including forecasted COVID-19 business recovery, could differ, and the Company may be exposed to losses or gains that could be material. To the extent the Company prevails in matters for which a liability has been established or is required to pay amounts in excess of the established liability, the effective income tax rate in a given financial statement period could be materially affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Financial instrument classification and measurement

Our financial instruments carried on the annual audited consolidated statement of financial position are carried at amortized cost with the exception of cash, which is carried at fair value. There are no significant differences between the carrying value of financial instruments and their estimated fair values as of December 31, 2021, or December 31, 2020 due to the immediate or short-term maturities of the financial instruments.

Fair values of financial assets and liabilities

Our financial instruments include cash, deposits, accounts payable and accrued expenses and note payable. At December 31, 2021, the carrying value of cash is fair value. Financial instruments classified as loans and receivables and other financial liabilities are carried at amortized cost using the effective interest method. Transaction costs are included in the amount initially recognized. Accounts payable and other liabilities, notes payable, and notes payable related parties have been classified as other financial liabilities.

Credit Risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. It is management’s opinion that we are not exposed to significant credit risk arising from these financial instruments. A portion of our revenue utilizes third-party payment platforms. These platforms batch process several days’ worth of activity before funds are remitted to us. A failure of such platforms, or the inability of the platform provider to remit funds in a timely manner to us could have a material impact on our financial position. We limit credit risk by entering into business arrangements with high credit-quality counterparties. Thus, the credit risk associated with other receivables is also considered to be negligible.

Interest Rate Risk

Interest rate risk is the risk of losses that arise as a result of changes in contracted interest rates. We are not exposed to significant interest rate risk.

Currency Risk

We are exposed to foreign exchange risk arising from various currency exposures. We primarily operate in Canada and the United States and incur certain expenditures and obtain financing in both Canadian and US dollars. Foreign exchange risk arises from future commercial transactions and recognized assets and liabilities denominated in a currency that is not the functional currency of the Company or the subsidiary that holds the financial asset or liability. Our risk management policy is to review our exposure to non-US dollar forecast operating costs on a case-by-case basis. The majority of our forecast operating costs are in US dollars and Canadian dollars. The risk is measured using sensitivity analysis and cash flow forecasting.

The carrying amount of foreign currency financial assets and liabilities in US dollars as at December 31, 2021, is as follows:

US Dollar amounts of foreign currency assets and liabilities
	Assets	Liabilities
Canadian Dollars	$355,170	$801,335

Based on the financial instruments held as at December 31, 2021, we would have recognized an additional unrealized foreign exchange loss of $56,565 had the US dollar shifted by 10% as a result of foreign exchange effect on translation of non-US dollar denominated financial instruments. As at December 31, 2021, we have no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

Liquidity Risk

Prudent liquidity risk management implies maintaining at all times sufficient cash and liquid investments to meet our commitments as they arise. We manage liquidity risk by maintaining adequate cash reserves and by continuously monitoring forecast and actual cash flows. Where insufficient liquidity may exist, we may pursue various debt and equity instruments for short or long-term financing of our operations.

As at December 31, 2021, we had working capital of $68,274,639 (December 31, 2020 - $81,492,200) and anticipate that revenue from operations will provide sufficient funds to cover all our operating expenditures for the next 12 months and available cash on hand will be sufficient to fund any and all capital expenditure requirements for the build-out of operations in the State of Florida and carry out other corporate initiatives over the next 12 months.

Planned expansion of our cultivation facilities, production and manufacturing facilities and retail distribution facilities will require us to raise additional capital from outside sources. We will consider financing alternatives while contemplating minimal shareholder dilution.

Our potential sources of cash flow in the upcoming year will be from the proceeds of the sale of cannabis and cannabis related products and possible equity financings, loans, lease financing and entering into joint venture agreements, or any combination thereof.

Pricing Risk

Price risk is the risk of variability in fair value due to movements in equity or market prices.

Concentration Risk

We currently operate exclusively in Southern Nevada and Southern California. Should economic conditions deteriorate within those regions, our results of operations and financial position would be negatively impacted.

Item 8. Financial Statements and Supplementary Data.

The financial information required by Item 8 is located beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our co-CEOs and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Form 10-K, as of December 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. In addition, as an emerging growth company, as defined under the terms of the JOBS Act of 2012, our independent registered accounting firm is not required to issue a report on the internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The articles of the Company (the “Articles”) provide that the number of directors should not be fewer than three directors. Each director shall hold office until the close of our next annual general meeting, or until his or her successor is duly elected or appointed, unless his or her office is earlier vacated. Our Board currently consists of four directors.

The following table sets forth our directors and executive officers and their respective positions:

Name	Age	Position
Robert Groesbeck	61	Director, Co-Chairman and Co-CEO
Larry Scheffler	71	Director, Co-Chairman and Co-CEO
Michael Harman	49	Director
Adrienne O’Neal	62	Director
Dennis Logan	54	Chief Financial Officer
Leighton Koehler	43	General Counsel
Chris Wren	39	Vice President Operations
William Vargas	62	Vice President Finance
David Farris	28	Vice President Sales and Marketing
Michael Jennings	47	President of East Coast Operations
Todd Hybels	42	Vice President of Midwestern Operations

Director and Executive Officer Biographies

Robert Groesbeck has served as Co-CEO and a director of the Company since June 2018. Prior to that, Mr. Groesbeck served as Co-President of MMDC, a subsidiary of the Company, from 2014 to June 2018. Mr. Groesbeck also serves as General Counsel and Advisor to C&S Waste Solutions, a provider of comprehensive solid waste and recycling services, since 2013. He has practiced law for over 25 years and has also served as the mayor of the City of Henderson, Nevada from 1993 to 1997. Mr. Groesbeck earned his B.S. in Criminal Justice from the University of Nevada, a M.B.A. from National University and a J.D. from Western Michigan University.

We believe that Mr. Groesbeck’s experience as a long-time entrepreneur, starting and/or assisting in the creation of a number of businesses, qualifies him to serve on the Board.

Larry Scheffler has served as Co-CEO and a director of the Company since June 2018. Prior to that, Mr. Scheffler served as Co-President of MMDC, a subsidiary of the Company, from 2014 to June 2018. He is also the Chairman and Founder of Las Vegas Color Graphics, Inc., a privately owned commercial printing company, where he has served since 1978. Mr. Scheffler has also served as a councilman for the city of Henderson, Nevada from 1990 to 1995. Mr. Scheffler has also served as a commissioner on six major commissions in Southern Nevada government and has an extensive background in real estate. He has founded and is managing director of entities controlling over 1,000 acres in three states that are under some form of development.

We believe that Mr. Scheffler’s broad management experience and past success with guiding the growth of the Company qualifies him to serve on the Board.

Michael Harman, CPA, has been a director of the Company since June 2018. He is the Managing Partner and senior audit partner with HRP CPAs, a certified public accounting and consulting firm, since July 2016. Prior to that, Mr. Harman was a Partner at LLB CPAs from 1998 to June 2016. He holds FINRA series 27 and 63 licenses, serves as Financial Operations Principal for a Broker Dealer in Las Vegas, is a member of the American Institute of Certified Public Accountants, the Turnaround Management Association and the Nevada Society of Certified Public Accountants and is a CPA licensed in the State of Nevada.

We believe that Mr. Harman is qualified to serve on the Board due to his extensive accounting experience and his familiarity in working with management of a variety of companies in his role as a CPA.

Adrienne O’Neal has been a director of the Company since June 2019. She has been the owner of Las Vegas Counselor LLC since 2004, where she provides marriage and family therapy services, and she is also the co-owner of Red Rock Counseling, a private practice agency which includes licensed therapists and training for pre-licensed graduate students since December 2018. Prior to 2004, Ms. O’Neal was an Account Manager at R&R Partners, an advertising, marketing, public relations, and public affairs firm, for 13 years between 1984 to 2004. From June 2017 to February 2021, Ms. O’Neal was appointed by former State of Nevada Governor Brian Sandoval and served on the Nevada State Board of Marriage & Family Therapy and Clinical Professional Counselors. Ms. O’Neal has also served as a part-time instructor at the University of Nevada, Las Vegas School of Medicine’s Marriage and Family Therapy Graduate Program, where she has served since January 2017. Ms. O’Neal has passed the Series 7 exam, which measures the degree to which a candidate possesses the knowledge needed to perform the critical functions of a general securities representative, including sales of corporate securities, municipal securities, investment company securities, variable annuities, direct participation programs, options and government securities, administered by the Financial Industry Regulatory Authority. She holds a B.S. in Marketing and a M.S. in Marriage and Family Therapy degree from the University of Nevada.

We believe that Ms. O’Neal’s expertise in securities matters and her background in a variety of types of business qualifies her to serve on the Board.

Dennis Logan has served as Chief Financial Officer of the Company since June 2018. He is currently the part-time Chief Financial Officer of BTU Metals Corp. (TSX-V: BTU), a junior exploration company, since August 2017, and is the part-time Chief Financial Officer or Sterling Metals Corp. (TSX-V: SAG), a mineral exploration company, since September 2017. Previously, Mr. Logan was the Chief Financial Officer, Director and Corporate Secretary of Almonty Industries Inc., a publicly traded tungsten mining and processing company (TSX-V: AII), from September 2011 until March 2017. Mr. Logan was also the Chair of the Audit Committee of Magna Terra Minerals Inc. (TSX-V: MTT), a precious metals focused exploration company, from September 2017 until May 2021. From June 2015 until April 2018, he served as the Chairman of the Audit Committee of Eurocontrol Technics Group Ltd. (TSX-V: EUO), a detection and marking systems developer. Mr. Logan started his career in finance and accounting at Ernst & Young LLP in 1992.

Leighton Koehler has been the General Counsel of the Company since June 2018. Mr. Koehler is a licensed attorney and CPA, whose previous experience includes working at Dickinson Wright, a U.S.-Canada law firm, as a transactional and tax attorney from October 2016 to May 2018, regional and local law firms Fabian VanCott and Gerrard Cox Larsen from 2013 through October 2016, the Internal Revenue Service as a senior revenue agent from 2007 to 2013, and at Ernst & Young in both the audit and tax divisions from 2004 to 2007. He holds a B.A. and M.A. in Accounting from Southern Utah University, a J.D. from the Boyd School of Law, and he is a U.S. Army veteran. Prior to joining the Company, Mr. Koehler successfully represented his Fortune 500 company clients and other clients before federal, state, and local regulators, and served as Nevada counsel for the Company’s reverse take- over transaction.

Chris Wren has been the Vice President Operations of the Company since March 2014 and is responsible for the oversight of all production and cultivation operations. He possesses more than 16 years of cannabis industry cultivation and extraction experience. Mr. Wren also managed the construction of the Company’s dispensary, the Clark County cultivation facility and the Beatty complex, as well as design and implementation of the Company processes at those facilities. Mr. Wren is an internationally recognized cannabis horticulturist and has won several awards for his cultivation efforts, including first place in the 2015 International Cannagraphic Growers Cup.

William Vargas has been the Vice President Finance of the Company since June 2018. He currently serves as Chief Financial Officer and Senior Vice President of Las Vegas Color Graphics, Inc., a privately owned commercial printing company, since July 2000. Previously, Mr. Vargas served as Vice President Finance, Chief Financial Officer and Corporate Secretary of LEC Technologies, Inc., a publicly-traded computer leasing company, from 1995 to 2000. Mr. Vargas started his career in finance and accounting as audit manager with Arthur Andersen & Co. in 1995.

David Farris has been Vice President Sales & Marketing of the Company since December 2019. Prior to that, he was the Company’s Director of Sales and Marketing from June 2018 through December 2019, MMDC’s Director of Sales and Marketing from October 2017 through June 2018, MMDC’s General Manager from June 2017 through October 2017, and MMDC’s Marketing and Sales Coordinator from January 2016 through June 2017. Mr. Farris has established branding and advertising initiatives in the cannabis marketplace focused on creating an unparalleled experience and patient education. Mr. Farris oversees a multidisciplinary sales and marketing team responsible for advertising, events, promotions, product packaging, design, and web development/design. In addition to creative efforts, he currently oversees the operations at three dispensaries in Nevada and California, including adult-use and medical sales, and wholesale sales in Nevada. Mr. Farris holds a B.S. in Business Administration - Marketing from University of Nevada.

Michael Jennings has served as President of East Coast Operations of the Company since March 2022, where he is primarily focused on the immediate utilization and growth initiatives of the Company’s MMTC license in Florida. Prior to that, Mr. Jennings served as the Chief Executive Officer of NGW (which was acquired by the Company on March 2, 2022) from August 2019 to March 2022. From August 2016 through August 2019, Mr. Jennings managed the predecessor entities for NGW’s cultivation and processing operations and prepared that company to go public as its founder, including raising capital, branding, design and development, and overseeing operations. Mr. Jennings oversaw retail and branding of several dispensaries and large cultivation projects in California during the California Compassionate Use Act era arising in 1996 and continuing through a more robust statutory and regulatory framework available under the California Medicinal and Adult Use Cannabis Regulation and Safety Act starting in January 2018.

Todd Hybels has served as Vice President of Midwestern Operations of the Company since March 2022. Prior to that, Mr. Hybels was the Chief Operating Officer of NGW (which was acquired by the Company on March 2, 2022) from January 2021 to March 2022. Mr. Hybels was the Director of Development and Construction at NGW from October 2019 to January 2021 and a construction consultant to NGW from March 2019 to October 2019. Mr. Hybels’ insight and initiative were integral in scaling NGW operations to a fully operational premium cultivation facility. Prior to his time at NGW, Mr. Hybels provided executive leadership for multi-million dollar construction projects both domestically and internationally, provided strategic leadership to both for-profit and non-profit organizations, and envisioned and built the thriving teams and effective systems necessary to achieve profitable outcomes in each fast-paced, growth-oriented opportunity. Mr. Hybels has a financial background, with a focus on calculated, high-risk commodities.

Board Committees

We currently have an audit committee, compensation committee and a corporate governance and nominating committee. A brief description of each committee is set out below. See also “Director Independence.”

Audit Committee

The audit committee of the Board (the “Audit Committee”) assists the Board in fulfilling its responsibilities for oversight of financial, audit and accounting matters. The Board has adopted a written charter for the Audit Committee, which sets out the Audit Committee’s responsibilities. The Audit Committee reviews the financial reports and other financial information provided by us to regulatory authorities and our shareholders, as well as reviews our system of internal controls regarding finance and accounting, including auditing, accounting and financial reporting processes. The current members of the Audit Committee include the following directors: Michael Harman (Chair), Adrienne O’Neal and Larry Scheffler. Mr. Harman is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act.

Compensation Committee

The compensation committee of the Board (the “Compensation Committee”) assists the Board in fulfilling its responsibilities for compensation philosophy and guidelines. The Compensation Committee also has responsibility for fixing compensation levels for our executive officers. In addition, the Compensation Committee is charged with reviewing our incentive plans and proposing changes thereto, approving any awards of options under our incentive plans and recommending any other employee benefit plans, incentive awards and perquisites with respect to our executive officers. The Compensation Committee is also responsible for reviewing, approving and reporting to the Board annually (or more frequently as required) on our succession plans for our executive officers. The current members of the Compensation Committee include the following directors: Michael Harman and Adrienne O’Neal (Chair).

Corporate Governance and Nominating Committee

The corporate governance and nominating committee (the “CG&N Committee”) assists us in fulfilling our corporate governance responsibilities under applicable law and is responsible for reviewing and assessing the effectiveness of the Board, evaluating the Board and its directors and making policy recommendations aimed at enhancing Board effectiveness. In addition to assisting us with the recruitment and education of new and current directors, the CG&N Committee reports to the Board to assist us in identifying and recommending individuals qualified to become members of the Board and evaluating the Board and its directors. The current members of the CG&N Committee include the following directors: Michael Harman and Adrienne O’Neal (Chair).

Item 11. Executive Compensation.

In accordance with reduced disclosure rules applicable to emerging growth companies as set forth in Item 402 of Regulation S-K, this section explains how our compensation program is structured for the Co-CEOs and NEOs, as defined below.

Compensation Committee

The Board as a whole determines the level of compensation in respect of our senior executives. The Compensation Committee is appointed by and reports to the Board. The Compensation Committee, on behalf of the Board, establishes policies with respect to the compensation of our Co-CEOs, CFO and other senior executive officers. The Compensation Committee assists the Board in discharging the Board’s oversight responsibilities relating to the attraction, compensation, evaluation and retention of key senior management employees, and in particular the Co-CEOs, with the skills and expertise needed to enable us to achieve our goals and strategies at fair and competitive compensation and appropriate performance incentives.

The Compensation Committee is responsible to review and approve corporate goals and objectives relevant to the Co-CEOs and other senior executive officers’ compensation, evaluate the performance of the Co-CEOs and each senior executive officer’s performance in light of those goals and objectives, and recommend to the Board for approval the compensation level each senior executive officer based on this evaluation. The Compensation Committee is also responsible for the review of our compensation systems in order to ensure the fairness and appropriateness of the compensation of senior executive officers that may participate, including incentive compensation plans and equity-based plans.

Named Executive Officers

For the purpose of this Annual Report on Form 10-K, a named executive officer (“NEO”) of the Company means each of the following individuals:

●	each Co-CEO of the Company;

●	the two most highly compensated executive officers other than the Co-CEOs who were serving as executive officers at the end of the last completed fiscal year; and

●

up to two additional individuals for whom disclosure would have been provided under the above but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year.

For the year ended December 31, 2021, we had four NEOs: Robert Groesbeck, Co-CEO; Larry Scheffler, Co-CEO; Dennis Logan, Chief Financial Officer; and Chris Wren, Vice President, Operations.

Elements of Compensation

In determining such compensation, the Compensation Committee will consider our performance and relative shareholder return and the compensation of CEOs and other senior executive officers at comparable companies. Additionally, the Compensation Committee may consider input from the Co-CEOs on senior executive compensation, but the Co-CEOs may not provide input with respect to their own compensation.

A combination of fixed and variable compensation is used to motivate executives to achieve overall company goals. The basic components of the executive compensation program are:

1. Base Salary.Base salary is the fixed portion of each executive officer’s total compensation. It is designed to provide income certainty and retain executives. In determining the base level of compensation for the executive officers, weight is placed on the following objective factors: the particular responsibilities related to the position; salaries or fees paid by companies of similar size in the industry; level of experience and expertise; and subjective factors such as leadership, commitment and attitude.

2. Short-Term Incentive Compensation. The short-term incentive compensation is intended to reward an executive officer for his or her yearly individual contribution and performance of personal objectives in the context of our overall annual performance. The short-term incentive compensation is designed to motivate executives annually to achieve their predetermined objectives. In determining compensation and, in particular, short-term incentive compensation, the Compensation Committee and the Board consider factors over which the executive officer can exercise control, such as their role in identifying and completing acquisitions and integrating such acquisitions into our business, meeting any budget targets established by controlling costs, taking successful advantage of business opportunities and enhancing our competitive and business prospects.

3. Stock Options. Stock options are a form of long-term equity incentive compensation granted from time to time to align executives’ interests with those of the Company and its shareholders and reward executives for their contribution to the creation of shareholder value. Participants benefit only if the market value of our Common Shares at the time of the stock option exercise is greater than the exercise price of the stock options at the time of grant. In establishing the number of stock options that may be granted, reference is made to the recommendations made by the Compensation Committee as well as, from time to time, the number of similar awards granted to officers and directors of other publicly-traded companies of similar size in the same business as us. The Compensation Committee and the Board also consider previous grants of stock options and the overall number of stock options that are outstanding relative to the number of outstanding securities in determining whether to make any new grants and the size and terms of any such grants. With respect to executive officers, the Compensation Committee and the Board also consider the level of effort, time, responsibility, ability, experience and level of commitment of the executive officer in determining the level of long-term equity incentive awards. With respect to directors, the Compensation Committee and the Board also consider committee assignments and committee chair responsibilities, as well as the overall time requirements of the Board members in determining the level of long-term equity incentive awards.

4. Restricted Share Units. Restricted Share Units are a form of long-term equity incentive compensation granted from time to time to align executives’ interests with those of the Company and its shareholders and to attract and retain executives. Restricted Share Units are notional shares that have the same value as Common Shares and earn dividend equivalents as additional units, at the same rate as dividends paid on Common Shares. No dividend equivalents will vest unless the associated Restricted Share Units also vest. In determining new grants of Restricted Share Units, the Compensation Committee and the Board consider factors similar to those contemplated when making new grants of stock options.

It is expected that stock options and Restricted Share Units held by management will be taken into consideration by the Compensation Committee at the time of any subsequent grants under the compensation plan in determining the amount or terms of any such subsequent award grants. The Compensation Committee will further consider the base salary, bonuses and competitive market factors. The size of a grant of an award is anticipated to be proportionate to the deemed ability of the individual to make an impact on our success, as determined by the Board.

We do not have a defined benefits plan, defined contribution plan, deferred compensation or pension or retirement plan applicable to our NEOs and no plans are currently in place in respect of change of control or termination.

Summary Compensation Table

The following table is a summary of annual compensation paid, or recognized as an expense in accordance with Accounting Standards Codification (“ASC”) Topic 718 (Compensation - Stock Compensation), to the NEOs for our two most recently completed fiscal years, December 31, 2021 and December 31, 2020. All amounts are expressed in US Dollars:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock awards ($)(1)	Option awards ($)	Non-equity incentive plan compensation ($)		Non-qualified deferred compensation earnings ($)	All other compensation ($)(2)		Total ($)
Larry Scheffler	2021	492,918	(3)	-	5,472,785	-	492,000	(4)	-	29,162	(5)	6,486,865
Co-Chief Executive Officer	2020	280,062		-	--	-	28,800		-	16,985	(5)	333,785

Robert Groesbeck	2021	492,918	(3)	-	5,472,785	-	492,000	(4)	-	37,698	(6)	6,495,401
Co-Chief Executive Officer	2020	288,000		-	--	-	28,800		-	17,106	(6)	333,906

Dennis Logan	2021	300,000		-	2,030,402	-	155,520	(4)	-	22,496	(7)	2,508,418
Chief Financial Officer	2020	200,000		-	--	-	20,000		-	12,523	(7)	232,523

Chris Wren	2021	409,154	(3)	-	3,045,606	-	241,032	(4)	-	37,164	(8)	3,732,956
Vice President, Operations	2020	240,000		-	--	-	24,000		-	35,492	(8)	299,492

Notes:

(1)

The amounts reported in the Stock Awards column reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 (Compensation - Stock Compensation). These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the named executive officer. Assumptions used in the calculation of these amounts are included in Note 12 to our audited consolidated financial statements for the fiscal year ended December 31, 2021. The values provided in this column are calculated based on the closing price of our Common Shares on the CSE on the date of grant. For 2020, a share price of CAD$8.12 converted to USD using the exchange rate provided by the Bank of Canada on the grant date of USD$1.00 =CAD$1.2519.

(2)

The values provided for Mr. Logan in this column are converted to US Dollars using the average exchange rate for the year indicated as provided by the Bank of Canada. For 2020 USD$1.00=CAD$1.3415 and for 2021 USD$1.00=CAD$1.2535.

(3)	Reflects actual base salary earnings for 2021 due to payroll timing.

(4)	The amounts listed for 2021 non-equity incentive compensation plan are amounts accrued for 2021.

(5)	The amounts consist of car allowance ($23,296 for 2021 and $16,985 for 2020) and health benefits ($5,866 for 2021 and $0 for 2020).

(6)	The amounts consist of car allowance ($15,704 for 2021 and $1,800 for 2020) and health benefits ($21,994 for 2021 and $15,306 for 2020).

(7)	The amounts consist of car allowance ($14,880 for 2021 and $5,367 for 2020) and health benefits ($7,616 for 2021 and $7,156 for 2020).

(8)	The amounts consist of car allowance ($15,170 for each of 2021 and 2020) and health benefits ($21,994 for 2021 and $20,322 for 2020).

Narrative Discussion

For a summary of the significant terms of each NEO’s employment agreement or arrangement, please see below under the heading “Employment Agreements and Termination and Change of Control Benefits”.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth outstanding equity awards for the NEOs at December 31, 2021. All amounts are expressed in US Dollars:

	Option Awards				Stock Awards
			Equity					Equity incentive plan awards: Number of	Equity incentive plan awards: Market or payout
			incentive plan			Number	Market	unearned shares,	value of unearned
	Number of		awards:			of shares	value of	units or	shares,
	securities	Number of	Number of			or units	shares of	other	units or
	underlying	securities	securities			of stock	units of	rights	other
	unexercised	underlying	underlying	Option		that have	stock	that have	rights that
	options	unexercised	unexercised	exercise	Option	not	that have	not	have not
	(#)	option (#)	unearned	price	expiration	vested	not	vested (#)	vested ($)
Name	exercisable	unexercisable	options (#)	($)	date	(#)	vested ($)	(1)	(2)
Robert Groesbeck	-	-	-	-	-	-	-	562,511	1,659,407
Larry Scheffler	-	-	-	-	-	-	-	562,511	1,659,407
Dennis Logan	-	-	-	-	-	-	-	208,691	615,638
Chris Wren	-	-	-	-	-	-	-	313,037	923,459

Notes:

(1)	For each named executive officer 50% of the listed incentive awards will vest on December 1, 2022, and 50% will vest on December 1, 2023.

(2)	Based on the closing share price of the Common Shares as traded on the CSE on December 31, 2021 of CAD$3.74 at an exchange rate of USD$1.00=CAD$1.2678.

Employment Agreements and Termination and Change of Control Benefits

Summary of Employment Agreements

Larry Scheffler

In June 2018, we entered into an employment agreement with Larry Scheffler, our Co-CEO, for an initial term of five years. The agreement provides for payment of an annual base salary to Mr. Scheffler, which for the fiscal year ended December 31, 2021 was USD$500,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Scheffler is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in our stock option plan, approved by the Board on May 22, 2018 (the “Stock Option Plan”) and other equity plans in effect from time to time. If Mr. Scheffler’s employment is terminated by us with “cause” or by Mr. Scheffler without “good reason” (as such terms are defined in the agreement), we will pay Mr. Scheffler any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Scheffler’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Scheffler’s employment is terminated by us without cause or by Mr. Scheffler for good reason, including upon the change of control of the Company, we will, for the duration of the remaining term of the agreement, continue to pay Mr. Scheffler his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Scheffler shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would fully vest on the date of such termination of employment. The employment agreement also provides for, among other things, confidentiality, non- solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Scheffler’s employment. In March 2021, we entered into an amendment to the employment agreement with Mr. Scheffler extending the term through December 31, 2025.

Robert Groesbeck

In June 2018, we entered into an employment agreement with Robert Groesbeck, our Co-CEO, for an initial term of five years. The agreement provides for payment of an annual base salary to Mr. Groesbeck, which for the fiscal year ended December 31, 2021 was USD$500,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Groesbeck is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in the Stock Option Plan and other equity plans in effect from time to time. If Mr. Groesbeck’s employment is terminated by us with “cause” or by Mr. Groesbeck without “good reason” (as such terms are defined in the agreement), we will pay Mr. Groesbeck any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Groesbeck’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Groesbeck’s employment is terminated by us without cause or by Mr. Groesbeck for good reason, including upon the change of control of the Company, we will, for the duration of the remaining term of the agreement, continue to pay Mr. Groesbeck his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Groesbeck shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would fully vest on the date of such termination of employment. The employment agreement also provides for, among other things, confidentiality, non-solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Groesbeck’s employment. In March 2021, we entered into an amendment to the employment agreement with Mr. Groesbeck extending the term through December 31, 2025.

Dennis Logan

In June 2018, we entered into an employment agreement with Dennis Logan, our Chief Financial Officer, which agreement was amended in January 2019, for an initial term of five years. The amended agreement provides for payment of an annual base salary to Mr. Logan, which for the fiscal year ended December 31, 2021 was USD$300,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Logan is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in the Stock Option Plan and other equity plans in effect from time to time. If Mr. Logan’s employment is terminated by us with “cause” or by Mr. Logan without “good reason” (as such terms are defined in the agreement), we will pay Mr. Logan any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Logan’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Logan’s employment is terminated by us without cause or by Mr. Logan for good reason, including upon the change of control of the Company, we will, for a period of 18 months from the date of termination, continue to pay Mr. Logan his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Logan shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would fully vest on the date of such termination of employment. The employment agreement also provides for, among other things, confidentiality, non-solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Logan’s employment.

Chris Wren

In June 2018, we entered into an employment agreement with Chris Wren, our Vice President, Operations, for an initial term of five years. The agreement provides for payment of an annual base salary to Mr. Wren, which for the fiscal year ended December 31, 2021 was USD$415,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Wren is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in the Stock Option Plan and other equity plans in effect from time to time. If Mr. Wren’s employment is terminated by us with “cause” or by Mr. Wren without “good reason” (as such terms are defined in the agreement), we will pay Mr. Wren any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Wren’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Wren’s employment is terminated by us without cause or by Mr. Wren for good reason, including upon the change of control of the Company, we will, for the duration of the remaining term of the agreement, continue to pay Mr. Wren his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Wren shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would fully vest on the date of such termination of employment. The employment agreement also provides for, among other things, confidentiality, non-solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Wren’s employment. In March 2021, we entered into an amendment to the employment agreement with Mr. Wren extending the term through December 31, 2025.

Director Compensation Table

We do not provide separate or additional compensation to directors who are also executives in connection with their services as a director. We adopted a director compensation plan effective January 1, 2021 which provides for the payment of annual base fees to non-employee directors of $100,000 each that is payable quarterly in arears. Other than as set out in the table below and prior to January 1, 2021, no non-employee director has received compensation pursuant to:

(a)

any standard arrangement for the compensation of directors for their services in their capacity as directors, including any additional amounts payable for committee participation or special assignments;

(b)	any other arrangement, in addition to, or in lieu of, any standard arrangement, for the compensation of directors in their capacity as directors; or

(c)	any arrangement for the compensation of directors for services as consultants or experts.

The following table sets forth all compensation paid to or earned, or recognized as an expense in accordance ASC Topic 718, by each non-employee director during our fiscal year ended December 31, 2021. All amounts are expressed in US Dollars:

	Fees earned or paid in	Stock awards	Option awards	Non-equity incentive plan compensation	Non qualified deferred compensation earnings	All other compensation	Total
Name	cash($)	($)(1)	($)	($)	($)	($)	($)
Michael Harman	100,000	1,352,250	-	-	-	-	1,452,250
Adrienne O’Neal	100,000	1,352,250	-	-	-	-	1,452,250

Notes:

(1)

The values provided in this column are calculated based on the closing price of our Common Shares on the CSE on the date of grant converted to US Dollars using the exchange rate provided by the Bank of Canada on the grant date. As of December 31, 2021 (a) Mr. Harman had an aggregate of 226,602 Common Shares and 138,989 RSUs outstanding, and (b) Ms. O’Neal had an aggregate of 137,216 Common Shares and 138,989 RSUs outstanding.

Compensation Committee Interlocks and Insider Participation

During 2021, our Compensation Committee members were Adrienne O’Neal (Chair) and Michael Harman, neither of whom currently is, or formerly was, an officer or employee of the Company. None of our executive officers served as a member of the Board or Compensation Committee of any other company that had one or more executive officers serving as a member of our board of directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our voting securities as of March 15, 2022 for (i) each member of the Board, (ii) each named executive officer (as defined herein), (iii) each person known to us to be the beneficial owner of more than 5% of our voting securities and (iv) the members of the Board and our executive officers as a group. Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power of that security, including any securities that a person has the right to acquire beneficial ownership within 60 days. Except as indicated, all shares of our securities will be owned directly, and the person or entity listed as the beneficial owner has sole voting and investment power. The percentage ownership in the below table is based on 220,048,952 Common Shares outstanding as of March 15, 2022. On May 7, 2021, all of the outstanding Restricted Voting Shares were converted to Common Shares. As a result, there are no Restricted Voting Shares outstanding and we have only one class of outstanding shares, the Common Shares. To our knowledge, except as noted below, no person or entity is the beneficial owner of more than 5% of the Common Shares. The address for each director and executive officer is c/o Planet 13 Holdings Inc., 2548 West Desert Inn Road, Suite 100, Las Vegas, Nevada 89109.

	Common Shares
Name of Beneficial Owner	Number Beneficially Owned		Percent of Total Common Shares
Larry Scheffler	39,470,205	(1)	17.94%
Robert Groesbeck	38,818,935	(2)	17.64%
Dennis Logan	183,258	(3)	*
Chris Wren	4,256,926	(4)	1.93%
Michael Harman	226,602		*
Adrienne O’Neal	137,216		*
All directors and executive officers as a group (11 persons)	86,474,043		39.3%
* Less than one percent.

_____________

(1)

Beneficial ownership includes 562,500 Common Shares owned by the Scheffler Family Limited Partnership (the “Partnership”) and 5,000,000 Common Shares owned by Thirteen, LLC (“Thirteen”) and 33,016,470 Common Shares owned by Scheffler RX LLC. The Partnership, Scheffler RX LLC and Thirteen are entities owned and controlled by Mr. Scheffler. Mr. Scheffler has the sole voting power over 39,470,205 Common Shares, shared voting power over no Common Shares, sole dispositive power over 39,470,205 Common Shares and shared dispositive power over no Common Shares.

(2)

Beneficial ownership includes 30,413,176 Common Shares owned by RAG Holdings LLC (“RAG”) and 7,603,294 Common Shares owned by PRMN Investments, LLC (“PRMN”). RAG and PRMN are entities owned and controlled by Mr. Groesbeck. Mr. Groesbeck has the sole voting power over 38,818,935 Common Shares, shared voting power over no Common Shares, sole dispositive power over 38,818,935 Common Shares and shared dispositive power over no Common Shares.

(3)

Beneficial ownership includes 56,887 Common Shares owned securities through his registered retirement savings plan. Mr. Logan has the sole voting power over 183,528 Common Shares, shared voting power over no Common Shares, sole dispositive power over 183,528 Common Shares and shared dispositive power over no Common Shares.

(4)

Beneficial ownership includes 4,037,000 Common Shares owned by 4 Degrees Higher LLC (“4 Degrees”). 4 Degrees is an entity owned and controlled by Mr. Wren. Mr. Wren has the sole voting power over 4,256,926 Common Shares, shared voting power over no Common Shares, sole dispositive power over 4,256,926 Common Shares and shared dispositive power over no Common Shares.

Equity Compensation Plans

The shareholders and the Board approved the Stock Option Plan on May 22, 2018, and approved the Amended and Restated Share Unit Plan (“Unit Plan” and together with the Stock Option Plan, collectively the “Compensation Plans”) on May 22, 2018, as amended on July 11, 2018. The granting of awards under the Compensation Plans is intended to promote the interests of the Company and its shareholders by aiding us in attracting and retaining persons capable of assuring our future success, to offer such persons incentives to put forth maximum efforts for the success of our business and to compensate such persons through various stock based arrangements and provide them with opportunities for stock ownership in the Company, thereby aligning the interests of such persons with our shareholders. Eligible participants under the Compensation Plans include non-employee directors, officers (including the named executive officers), employees, consultants and advisors of the Company and its subsidiaries.

As of December 31, 2021: (i) options to purchase an aggregate of 169,168 Common Shares were outstanding, representing approximately 0.085% of the issued and outstanding Common Shares on such date; (ii) Restricted Share Units to acquire an aggregate of 2,591,936 Common Shares were outstanding, representing approximately 1.39% of the issued and outstanding Common Shares on such date, for a total of 2,761,100 Common Shares issuable pursuant to outstanding awards. As a result, Stock Options/ Restricted Share Units under our equity compensation plans to purchase/receive a total of 17,107,695 Common Shares, representing approximately 8.61% of the total issued and outstanding Common Shares, were available for grant as of December 31, 2021.

The following table provides information regarding compensation plans, previously approved by shareholders, under which securities of the Company are authorized for issuance in effect as of December 31, 2021:

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted-	under equity
	issued upon	average exercise	compensation
	exercise of	price of	plans (excluding
	outstanding	outstanding	securities
	options and	options and	reflected in
Plan Category	rights (a)	rights (b)	column (a))(c)
Stock Option Plan	169,168	CAD$1.52	17,107,691
Amended and Restated Share Unit Plan	2,591,936	-	17,107,691
Total	2,761,104	-	17,107,691

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following is a description of each transaction since January 1, 2020 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years; and

●

any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member of the foregoing persons, had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions to which we have been or will be a party other than compensation arrangements, which are described where required under the section entitled “Executive Compensation” and “Director Compensation Table.”

Office Space Sublease and Storage Space

We sub-let approximately 2,000 square feet of office space and purchase certain printed marketing collateral and stationery items from a company owned by Larry Scheffler, one of our Co-CEOs. Amounts paid by us for rent for the years ended December 31, 2021 and December 31, 2020 equaled $16,027, and $24,040, respectively. Amounts paid by us for printed marketing collateral and stationery items for the years ended December 31, 2021 and December 31, 2020 equaled $450,692, and $170,009, respectively. As at December 31, 2021, there was $ 133,560 included in accounts payable that was owed to this related party.

From November 2020 to April 2021, we leased a 25,000 square foot cultivation facility from an entity owned by both our Co-CEOs. Rents paid by us for this facility for the years ended December 31, 2021 and December 31, 2020 equaled $301,894 and $339,688, respectively. On April 30, 2021, our Co-CEOs sold this building to an arm’s length third party who assumed the lease.

A company owned by Mr. Scheffler, one of our Co-CEOs, leases storage space from us. Amounts paid to us for the storage space were $171,895 and $62,720 for the years ended December 31, 2021 and December 31, 2020, respectively.

WCDN Acquisition

Concurrent with the first closing of the WCDN Acquisition previously described herein, RX Land, an entity that was owned by our Co-CEOs, acquired the WCDN Acquisition Facility for US$3.3 million and entered into Initial West Bell Lease. In accordance with the terms of the WCDN Asset Acquisition Agreement and approvals by our independent directors, WCDN assigned the Initial West Bell Lease to MMDC on November 25, 2020, and MMDC subsequently entered into an amending agreement with RX Land on November 27, 2020, to amend certain terms of such lease agreement including increasing the lease payments, extending the duration of the lease and, if desired, allowing for second floor installation by MMDC without a corresponding lease rate increase due to an increase in facility size. In April 2021, RX Land was sold to an arm’s length third party.

Related Person Transaction Policy

We have adopted a written related person transactions policy that provides that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our voting securities, and any members of the immediate family of the foregoing persons, are not permitted to enter into a material related person transaction with us without the review and approval of our Audit Committee. The policy provides that any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our common stock or with any of their immediate family members or affiliates in which the amount involved exceeds $120,000 will be presented to our Audit Committee for review, consideration and approval, subject to exceptions for certain transaction for which there is standing pre-approval as described in the policy, including for employment of executive officers and director compensation. In approving or rejecting any such proposal, our Audit Committee shall take into account, among other factors it deems appropriate, (i) whether the transaction was undertaken in our ordinary course of business, (ii) whether the transaction was initiated by us, a subsidiary of us, or the related person, (iii) whether the transaction is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party, (iv) the purpose of, and the potential benefits to us of, the transaction, (v) the approximate dollar value of the amount involved in the transaction, particularly as it relates to the related person, (vi) the related person’s interest in the transaction and (vii) any other information regarding the transaction or the related person that would be material to investors in light of the circumstances of the particular transaction.

Promoters

Robert Groesbeck and Larry Scheffler, the co-CEOs, co-Chairmen and each a director of the Company, are promoters of the Company. As of March 25, 2022: (i) Mr. Groesbeck owns, or controls or directs, directly or indirectly, a total of 38,818,935 Common Shares, and 562,511 RSUs, representing in the aggregate 16.92% of the equity of the Company on a fully diluted basis; and (ii) Mr. Scheffler owns, or controls or directs, directly or indirectly, a total of 39,470,205 Common Shares and 562,511 RSUs, representing in the aggregate 17.20% of the equity of the Company on a fully diluted basis.

Director Independence

Our board of directors is composed of two “independent directors” as defined under the rules of Nasdaq (“Nasdaq Rules”). We use the definition of “independence” of Nasdaq to make this determination. Nasdaq Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Nasdaq Rule 5605(a)(2) provides that a director cannot be considered independent if:

●	the director is, or at any time during the past three (3) years was, an employee of the company;

●

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of twelve (12) consecutive months within the three (3) years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

●

the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

85

●

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three (3) years, any of the executive officers of the company served on the compensation committee of such other entity; or

●

the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three (3) years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, Adrienne O’Neal and Michael Harman are each independent directors. Ms. O’Neal and Mr. Harman are also considered independent and meet the other requirements under Nasdaq Rule 5605(c)(A)(2)(i),(ii),(iii) and (iv) applicable to audit committee members and under Nasdaq Rule 5605(2)(A) applicable to compensation committee members. We also meet the director independence requirements for our listing with the OTCQX Best Market, being a minimum of two independent directors and a majority of the audit committee being comprised of independent directors. However, our shares are not currently quoted or listed on any U.S. national exchange or interdealer quotation system that has a requirement that a majority of our Board be independent.

Code of Ethics

We have adopted the Code of Business Conduct and Ethics of Planet 13 Holdings Inc. (the “Code of Ethics”) to assist all directors, officers, employees, and where practical key consultants of the Company and its subsidiaries to maintain the highest standards of ethical conduct in business affairs.

A copy of the Code of Ethics can be found in the investors section of our website at www.planet13holdings.com/investors/. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code of Ethics, by posting such information on the same website.

Item 14.  Principal Accounting Fees and Services.

The following table provides information regarding the fees billed to us by Davidson & Company in the fiscal years ended December 31, 2021 and December 31, 2020:

	For the fiscal years ended
	December 31, 2021	December 31, 2020
Audit Fees (1)	$622,104	$593,375
Audit Related Fees (2)	21,187	71,760
Tax Fees (3)	10,371	17,338
Total Fees:	$652,662	$687,473

_______________

(1)	Audit Fees consist of audit of annual financial statements and review of financial statements.
(2)	Audit Related Fees consist of the review and consents associated with prospectus offerings.
(3)	Tax Fees consist of preparation fees associated with preparing Corporate federal income tax returns.

Pre-Approval Policies and Procedures

The Audit Committee charter sets out procedures regarding the provision of non-audit services by the Company’s independent chartered professional accountants. This policy encourages consideration of whether the provision of services other than audit services is compatible with maintaining the auditor’s independence and requires Audit Committee pre-approval of permitted non-audit and non-audit related services.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The financial statements required to be included in this Annual Report on Form 10-K appear immediately following the signature page to this Annual Report on Form 10-K beginning on page F-1.

EXHIBIT INDEX

Exhibit No.	Description
2.1*§

Acquisition Agreement, dated December 20, 2019, among BLC Management Company, LLC, Planet 13 Holdings Inc., Kyle Desmet, Newtonian Principles, Inc., Warner Management Group, LLC and Sarah Sibia, as amended by Amendment No. 1 to Acquisition Agreement, dated April 16, 2020, and Amendment No. 2 to Acquisition Agreement, dated May 20, 2020 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10 filed with the SEC on December 13, 2021).

2.2§

Asset Purchase Agreement, dated July 17, 2020, among Planet 13 Holdings Inc., MM Development Company, Inc., W the Brand, LLC, West Coast Development Nevada, LLC and R. Scott Coffman (incorporated by reference to Exhibit 2.2 to the Company’s Form 10 filed with the SEC on December 13, 2021).

2.3*

Share Exchange Agreement, dated April 26, 2018, among MM Development Company, Inc., Carpincho Capital Corp., PRMN Investments Ltd., Thirteen, LLC and 4 Degrees Higher, LLC (incorporated by reference to Exhibit 2.3 to the Company’s Form 10 filed with the SEC on December 13, 2021).

2.4

Master Agreement, dated April 26, 2018, among Carpincho Capital Corp., 10713791 Canada Inc. and 10653918 Canada Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Form 10 filed with the SEC on December 13, 2021).

2.5*

License Purchase Agreement, dated August 31, 2021, among Buyer, Planet 13 Holdings Inc., Seller and Harvest Health & Recreation Inc. (incorporated by reference to Exhibit 2.5 to the Company’s Form 10 filed with the SEC on December 13, 2021)

2.6*

Arrangement Agreement, dated December 20, 2021, between Planet 13 Holdings Inc. and Next Green Wave Holdings Inc. (incorporated by reference to Exhibit 2.6 to the Company’s Form 10-A filed with the SEC on January 26, 2022).

3.1	Certificate of Amalgamation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on March 8, 2022).

3.2	Notice of Articles (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on March 8, 2022).

3.3	Articles of Planet 13 Holdings Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on March 8, 2022).

4.1

Warrant Indenture, dated July 3, 2020, between Planet 13 Holdings Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 10 filed with the SEC on December 13, 2021).

4.2

Warrant Indenture, dated September 10, 2020, between Planet 13 Holdings Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 10 filed with the SEC on December 13, 2021).

4.3

Warrant Indenture, dated November 5, 2020, between Planet 13 Holdings Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Form 10 filed with the SEC on December 13, 2021).

4.4

Warrant Indenture, dated February 2, 2021, between Planet 13 Holdings Inc. and Odyssey Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Form 10 filed with the SEC on December 13, 2021).

4.5

Warrant Indenture, dated December 4, 2018, between Planet 13 Holdings Inc. and Odyssey Trust Company(incorporated by reference to Exhibit 4.5 to the Company’s Form 10 filed with the SEC on December 13, 2021).

4.6

Warrant Indenture, dated April 26, 2018, among 10653918 Canada Inc., Odyssey Trust Company and Carpincho Capital Corp (incorporated by reference to Exhibit 4.6 to the Company’s Form 10 filed with the SEC on December 13, 2021).

4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)

10.1*

Industrial Real Estate Lease, dated April 23, 2018, between MM Development Company, Inc. and Lessor (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed with the SEC on December 13, 2021).

87

10.2§

Lease Agreement, dated August 30, 2014, between Fargo District Holdings, LLC and MM Development Company, Inc., as amended by Amendment to Lease, dated January 1, 2018, and Second Amendment to Lease Agreement, dated September 14, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10 filed with the SEC on December 13, 2021).

10.3

Lease Agreement, dated July 17, 2020, between RX Land, LLC and MM Development Company, Inc., as amended by Amendment to Lease, dated November 27, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10 filed with the SEC on December 13, 2021).

10.4*

Standard Industrial/Commercial Multi-Tenant Lease - Net, dated May 1, 2018, between Lessor and BLC Management Company, LLC, as amended by First Amendment to Standard Industrial/Commercial Multi-Tenant Lease - Net, dated November 8, 2019, and Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease - Net, dated April 17, 2020, and by Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease - Net, dated September 8, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10 filed with the SEC on December 13, 2021).

10.5

Agreement Regarding Release of Leasehold Estate, dated August 31, 2020, between LaBarre Chastang, Inc. and BLC Management Company, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 filed with the SEC on December 13, 2021).

10.6+	Planet 13 Holdings Inc. 2018 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 filed with the SEC on December 13, 2021).

10.7+	Planet 13 Holdings Inc. 2018 Share Unit Plan, as amended on July 11, 2018 and May 20, 2020 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10 filed with the SEC on December 13, 2021).

10.8+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Form 10 filed with the SEC on December 13, 2021).

10.9+	Form of Share Unit Plan Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Form 10 filed with the SEC on December 13, 2021).

10.10+

Employment Agreement, dated June 1, 2018, between Christopher Wren and MM Development Company, Inc., as amended by Amendment to Employment Agreement, dated March 10, 2021(incorporated by reference to Exhibit 10.10 to the Company’s Form 10 filed with the SEC on December 13, 2021).

10.11+

Employment Agreement, dated June 1, 2018, between Larry Scheffler and MM Development Company, Inc., as amended by Amendment to Employment Agreement, dated March 10, 2021 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10 filed with the SEC on December 13, 2021).

10.12+

Employment Agreement, dated June 1, 2018, between Robert Groesbeck and MM Development Company, Inc., as amended by Amendment to Employment Agreement, dated March 10, 2021(incorporated by reference to Exhibit 10.12 to the Company’s Form 10 filed with the SEC on December 13, 2021).

10.13+	Employment Agreement, dated June 1, 2018, between Dennis Logan and Planet 13 Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 10 filed with the SEC on December 13, 2021).

21	List of Subsidiaries of Planet 13 Holdings Inc. (filed herewith).

31.1

Certification of Principal Executive Officer (Robert Groesbeck) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of Principal Executive Officer (Larry Scheffler) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the inline XBRL documents (filed herewith).

____________

*	Certain information has been excluded from this exhibit because it is both (i) not material and (ii) private or confidential.
§	This filing omits exhibits and/or schedules pursuant to Item 601(a)(5) of Regulation S-K.
+	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET 13 HOLDINGS INC.

Date: March 28, 2022	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Groesbeck	Co-Chief Executive Officer and Director,	March 28, 2022
Robert Groesbeck	(Principal Executive Officer)

/s/ Larry Scheffler	Co-Chief Executive Officer and Director,	March 28, 2022
Larry Scheffler	(Principal Executive Officer)

/s/ Dennis Logan	Chief Financial Officer	March 28, 2022
Dennis Logan	(Principal Financial and Accounting Officer)

/s/ Michael Harman	Director	March 28, 2022
Michael Harman

/s/ Adrienne O’Neal	Director	March 28, 2022
Adrienne O’Neal

PLANET 13 HOLDINGS INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Planet 13 Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Planet 13 Holdings Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in shareholder’ equity, and cash flows for the years ended December 31, 2021, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 28, 2022

PLANET 13 HOLDINGS INC. Consolidated Balance Sheets (In United States Dollars)

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$61,588,843	$79,000,850
Accounts Receivable	1,216,128	436,874
Inventory	14,225,369	6,919,840
Prepaid Expenses and Other Current Assets	3,977,524	2,198,005

Total Current Assets	81,007,864	88,555,569

Property and Equipment	50,778,277	32,073,925
Intangible Assets	63,398,007	7,551,141
Right of Use Assets - Operating	20,399,965	20,497,895
Right of Use Assets - Finance	-	44,672
Long-term Deposits and Other Assets	1,061,879	1,054,443
Deferred Tax Asset	162,804	-

TOTAL ASSETS	$216,808,796	$149,777,645

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current:
Accounts Payable	$3,266,783	$1,681,027
Accrued Expenses	7,032,620	2,844,714
Income Taxes Payable	1,126,249	1,446,235
Notes Payable - Current Portion	884,000	884,000
Operating Lease Liabilities	423,573	161,021
Finance Lease Liabilities	-	46,372

Total Current Liabilities	12,733,225	7,063,369

Long-Term Liabilities:
Operating Lease Liabilities	23,134,012	22,365,892
Warranty Liability	7,206,049	13,204,211
Other Long-term Liabilities	28,000	28,000
Deferred Tax Liability	-	410,359

Total Liabilities	43,101,286	43,071,831

Shareholders' Equity
Common Shares, no par value, unlimited Common Shares authorized, 198,687,950 issued and outstanding at December 31, 2021 and 126,573,250 at December 31, 2020	-	-
Class A Restricted Shares, no par value, unlimited Class A Restricted Shares authorized, 0 issued and outstanding at December 31, 2021 and 55,232,940 at December 31, 2020	-	-
Additional Paid-In Capital–	245,861,704	159,399,056
Retained Earnings (Deficit)	(72,154,194	(52,693,242)
Total Shareholder's Equity	173,707,510	106,705,814

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$216,808,796	$149,777,645

 The accompanying notes are an integral part of theses consolidated financial statements

PLANET 13 HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(In United States Dollars, except share amounts)

	December 31,
	2021	2020	2019

Revenues, net of discounts	$119,493,435	$70,491,280	$63,595,036
Cost of Goods Sold	(53,485,458)	(35,394,019)	(27,086,453)
Gross Profit	66,007,977	35,097,261	36,508,583

Expenses:
General and Administrative	59,928,356	27,416,166	25,230,274
Sales and Marketing	5,969,792	3,305,639	6,539,483
Lease Expense	2,608,016	2,114,743	1,912,984
Depreciation and Amortization	5,335,055	3,674,907	2,287,249

Total Expenses	73,841,219	36,511,455	35,969,990

Income (Loss) From Operations	(7,833,242)	(1,414,194)	538,593

Other Income (Expense):
Interest expense, net	(16,984)	(22,202)	(27,073)
Foreign exchange gain (loss)	1,662,679	398,524	(271,240)
Transaction costs	(256,667)	(275,250)	-
Change in fair value of warrant liability	7,520	(16,805,941)	(5,541,590)
Other Income, net	454,300	216,850	350,775

Total Other Expense	1,850,848	(16,488,019)	(5,489,128)

Loss Before Provision for Income Taxes	(5,982,394)	(17,902,213)	(4,950,535)

Provision For Income Taxes
Current Tax Expense	(13,954,784)	(7,239,936)	(7,352,808)
Deferred Tax Recovery	476,226	133,420	-
	(13,478,558)	(7,106,516)	(7,352,808)

Net Loss	$(19,460,952)	$(25,008,729)	$(12,303,343)

Loss per Share
Basic and diluted loss per share	$(0.10)	$(0.16)	$(0.09)

Weighted Average Number of Common Shares
Basic and diluted	195,126,972	151,825,439	134,074,476

The accompanying notes are an integral part of theses consolidated financial statements

PLANET 13 HOLDINGS INC. Consolidated Statements of Changes in Shareholders' Equity (In U.S. Dollars, except share amounts)

	Number of
	Common Shares	Class A Restricted Shares	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2019	73,324,460	55,232,940	1,195,825	$43,471,739	$(15,808,678)	$27,663,061

Impact of Adoption of ASC 842	-	-	-	-	427,508	427,508
Shares Issued on Settlement of RSUs	3,954,518	-	-	-	-	-
Share based Compensation - RSUs	-	-	-	4,564,167	-	4,564,167
Shares Issued on Exercise of Broker Warrants	608,110	-	(608,110)	368,310	-	368,310
Shares Issued on Exercise of Other Warrants	4,281,537	-	-	9,909,541	-	9,909,541
Shares Issued on Exercise of Options	258,994	-	-	175,474	-	175,474
Share Based Compensation - Options	-	-	-	258,620	-	258,620
Net Loss for the Year	-	-	-	-	(12,303,343)	(12,303,343)

Balance, December 31, 2019	82,427,619	55,232,940	587,715	$58,747,851	$(27,684,513)	$31,063,338

Balance, January 1, 2020	82,427,619	55,232,940	587,715	58,747,851	(27,684,513)	31,063,338

Shares Issued upon Conversion	3,940,932	(3,940,932)	-	4,453,831	-	4,453,831
Shares Issued for Acquisition	1,374,833	3,940,932	-	2,918,277	-	2,918,277
Shares Issued on Settlement of RSUs	2,685,344	-	-	-	-	-
Share based Compensation - RSUs	-	-	-	2,456,018	-	2,456,018
Shares Issued on Exercise of Broker Warrants	1,533,507	-	(1,533,507)	3,220,099	-	3,220,099
Shares Issued on Exercise of Other Warrants	15,998,764	-	-	45,155,719	-	45,155,719
Shares Issued on Exercise of Options	333,001	-	-	217,990	-	217,990
Share Based Compensation - Options	-	-	-	56,550	-	56,550
Shares Issued on Bought Deal Financings, net	18,279,250	-	1,096,755	42,172,721	-	42,172,721
Net Loss for the Year	-	-	-	-	(25,008,729)	(25,008,729)

Balance, December 31, 2020	126,573,250	55,232,940	150,963	$159,399,056	$(52,693,242)	$106,705,814

Balance, January 1, 2021	126,573,250	55,232,940	150,963	159,399,056	(52,693,242)	106,705,814

Shares Issued on Settlement of RSUs	3,126,534	-	-	-	-	-
Share based Compensation - RSUs	-	-	-	15,573,539	-	15,573,539
Shares Issued on Exercise of Broker Warrants	446,801	-	(446,801)	2,163,065	-	2,163,065
Shares Issued on Exercise of Other Warrants	3,325,839	-	-	20,906,989	-	20,906,989
Shares Issued on Exercise of Options	121,336	-	-	86,216	-	86,216
Share Based Compensation - Options	-	-	-	3,104	-	3,104
Shares Issued on Bought Deal Financings, net	9,861,250	-	591,676	47,729,735	-	47,729,735
Shares Issued on Conversion of Class A Shares	55,232,940	(55,232,940)	-	-	-	-
Net Loss for the Year	-	-	-	-	(19,460,952)	(19,460,952)

Balance, December 31, 2021	198,687,950	-	295,838	$245,861,704	$(72,154,194)	$173,707,510

 The accompanying notes are an integral part of theses consolidated financial statements

PLANET 13 HOLDINGS INC. Consolidated Statements of Cash Flows (In United States Dollars)

	December 31, 2021	December 31, 2020	December 31, 2019
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(19,460,952)	$(25,008,729)	$(12,303,343)
Adjustments for items not involving cash:
Shared based compensation expense	15,576,643	2,512,568	4,822,787
Non-cash lease expense	4,485,919	3,539,018	2,145,541
Depreciation	7,213,096	5,269,627	2,971,894
Loss on disposal of assets	-	-	82,882
Change in fair value of warrant liability	(7,520)	16,805,941	5,541,590
(Gain) loss on translation of warrant liability	100,637	(293,450)	468,740
Transaction costs	256,667	275,250	-
Deferred tax liability	(410,359)	(133,470)	-
Unrealized (gain) loss on foreign currency exchange	(185,916)	(542,000)	211,097
	7,568,215	2,558,225	3,941,188

Net Changes in Non-cash Working Capital Items	(4,589,077)	(3,910,072)	2,007,378
Repayment of lease liabilities	(3,359,021)	(2,337,006)	(1,247,546)
Total Operating	(379,883)	(3,688,853)	4,701,020

FINANCING ACTIVITIES

Proceeds from private placements	53,852,980	48,125,129	-
Proceeds from exercise of warrants and options	14,180,009	32,871,439	5,030,185
Financing issuance expenses	(3,494,930)	(3,660,589)	-
Total Financing	64,538,059	77,335,979	5,030,185

INVESTING ACTIVITIES

Purchase of property, plant and equipment	(25,909,880)	(4,481,058)	(16,061,582)
Purchase of licenses	(55,846,866)	(3,550,400)	-
Total Investing	(81,756,746)	(8,031,458)	(16,061,582)

Effect of foreign exchange on cash	186,563	570,470	(218,997)

NET CHANGE IN CASH DURING THE YEAR	(17,598,570)	66,186,138	(6,549,374)

CASH
Beginning of Year	79,000,850	12,814,712	19,364,086

End of Year	$61,588,843	$79,000,850	$12,814,712

 The accompanying notes are an integral part of theses consolidated financial statements

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

1. NATURE OF OPERATIONS

Planet 13 Holdings Inc. (“P13” or the “Company”) was incorporated under the Canada Business Corporations Act on April 26, 2002 and continued under the British Columbia Business Corporations Act on September 24, 2019.

The Company is a vertically integrated cultivator and provider of cannabis and cannabis-infused products that is licensed under the laws of the States of Nevada, California, and Florida with a license lottery win-result in Illinois. We are licensed in these jurisdictions as follows: six Nevada licenses for cultivation (three medical and three adult-use), six Nevada licenses for production (three medical and three adult-use), three Nevada dispensary licenses (one medical and two adult-use), two Nevada licenses for distribution (one active, one conditional), one adult-use dispensary license in California, one distribution license in California, one Medical Marijuana Treatment Center license in Florida (unlimited medical dispensaries, cultivation and processing) and one lottery win for an adult-use dispensary license in Illinois. As of March 2, 2022, by way of acquisition and in addition to the licenses listed above, we added three California cultivation licenses (one medical and two adult-use), one California cultivation nursery license, one California distribution license, one California license for adult-use manufacture, and one pending California license for cultivation packaging.

P13 is a public company which is listed on the Canadian Securities Exchange (“CSE”) under the symbol PLTH and on the OTCQX exchange under the symbol “PLNHF”.

The Company’s registered office is located at 595 Howe Street, 10th Floor, Vancouver, BC V6C 2T5 and the head office address is 2548 W. Desert Inn Road, Las Vegas, NV 89109.

While cannabis and CBD-infused products are legal under the laws of several U.S. states (with varying restrictions applicable), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of safety for use under medical supervision.

The federal government currently is prohibited from prosecuting businesses that operate in compliance with applicable state and local medical cannabis laws and regulations; however, this does not protect adult use cannabis. In addition, if the federal government changes this position, it would be financially detrimental to the Company.

2. BASIS OF PRESENTATION

These consolidated financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulation of the U.S. Securities and Exchange Commission (“SEC”) for all periods presented. These consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due, under the historical cost convention except for certain financial instruments that are measured at fair value, as detailed in the Company’s accounting policies.

Failure to arrange adequate financing on acceptable terms and/or achieve profitability may have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company. These consolidated financial statements do not give effect to adjustments to assets or liabilities that would be necessary should the Company be unable to continue as a going concern. Such adjustments could be material. These consolidated financial statements are presented in U.S. dollars, which is also the Company’s and its subsidiaries’ functional currency.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

These consolidated financial statements were authorized for issuance by the Board of Directors of the Company on March 28, 2022.

i) Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries. Subsidiaries are entities in which the Company has a controlling voting interest or is the primary beneficiary of a variable interest entity. Subsidiaries are fully consolidated from the date control is transferred to the Company and are deconsolidated from the date control ceases. All intercompany accounts and transactions have been eliminated upon consolidation. The consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of the Company and its subsidiaries after eliminating intercompany balances and transactions.

These consolidated financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at December 31, 2021	Jurisdiction of Incorporation	Ownership Interest 2021	Ownership Interest 2020	Nature of Business

MM Development Company, Inc. ("MMDC")	USA	100%	100%	Vertically integrated cannabis operations
BLC Management Company LLC	USA	100%	100%	Holding company
LBC CBD LLC ("LBC")	USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	USA	100%	100%	Cannabis retail sales
MM Development MI, Inc.	USA	100%	100%	Holding company
MM Development CA, Inc.	USA	100%	100%	Holding company
Planet 13 Illinois, LLC	USA	49%	49%	Holding company
BLC NV Food, LLC	USA	100%	100%	Food retailing
Planet 13 Florida, Inc.	USA	100%	-	Holding company
By The Slice, LLC	USA	100%	100%	Food retailing

ii) Variable interest entities

A variable interest entity (“VIE”) is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to control the entity’s activities or do not substantially participate in the gains and losses of the entity. Upon inception of a contractual agreement, and thereafter, if a reconsideration event occurs, the Company performs an assessment to determine whether the arrangement contains a variable interest in an entity and whether that entity is a VIE. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Where the Company concludes that it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

iii) Functional currency

These consolidated financial statements are presented in U.S. dollars (“USD”), which is the Company’s and its subsidiaries functional currency.

Foreign currency transactions are remeasured to the respective functional currencies of the Company’s entities at the exchange rates in effect on the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are remeasured to functional currency at the foreign exchange rate applicable at the statement of balance sheets date. Non-monetary items carried at historical cost denominated in foreign currencies are remeasured to the functional currency at the date of the transactions. Non-monetary items carried at fair value denominated in foreign currencies are remeasured to the functional currency at the date when the fair value was determined. Realized and unrealized foreign exchange gains and losses are recognized through profit and loss.

iv) Emerging growth company

The Company is an “Emerging Growth Company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it has taken advantage of certain exemptions that are not applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not has a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial reporting standards.  The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.  The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

3. SIGNIFICANT ACCOUNTING POLICIES

(a) Cash

Cash is comprised of cash deposits in financial institutions plus cash held at its retail locations and other deposits that are readily convertible to cash.

(b) Inventory

Inventory is comprised of raw materials, finished goods and work-in-progress. Cost includes expenditures directly related to the cultivation and manufacturing process as well as suitable portions or related production overheads, based on normal operating capacity. Cannabis: Inventory cost includes pre-harvest, post-harvest and shipment and fulfillment, as well as related accessories. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead. Post-harvest costs include costs associated with drying, trimming, blending, extraction, purification, quality testing and allocated overhead. Shipment and fulfillment costs include the costs of packaging, labeling, courier services and allocated overhead. Inventory is stated at the lower of cost or net realizable value, determined using weighted average cost. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment of inventory and records write-downs for excess and obsolete inventories based on the Company’s estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. Actual inventory losses may differ from management’s estimates and such differences could be material to the Company’s balance sheets, statements of net loss and comprehensive loss and statements of cash flows.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

(c) Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Additions and improvements that materially increase the life of the assets are capitalized while maintenance and repairs are expensed as incurred. Significant expenditures, which extend the useful lives of assets or increase productivity are capitalized. When significant parts of one of our property and equipment have different useful lives, they are accounted for as separate items or components of property and equipment. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized in the consolidated statements of operations.

Depreciation is calculated on a straight-line basis over the following expected useful lives:

Land	Not depreciated
Land improvements	5 years
Building	5 – 40 years
Equipment	5 – 7 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
Construction in progress	Not depreciated

An assets residual value, useful life and depreciation method are reviewed at each reporting period with the effect of any changes in estimate accounted for on a prospective basis.  Depreciation of property and equipment commences when the asset is available for use.

Construction in progress includes construction progress payments, deposits, engineering costs and other costs directly related to the construction of the facilities.  Expenditures are capitalized during the construction period and construction in progress in transferred to the relevant class of property and equipment when the assets are available for use, at which point in time the depreciation of the asset commences.

Property and equipment acquired in a business combination is depreciated over the remaining useful life of the asset.

(d) Intangible assets

Intangible assets include licenses acquired as part of business combinations and other business transactions.

When there is no foreseeable limit on the period of time over which an intangible asset is expected to contribute to the cash flows of the Company, an intangible asset is determined to have an indefinite life. Indefinite life intangible assets are tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative impairment test is required to compare the fair value of the asset to its carrying value. An impairment charge is recorded if the carrying value exceeds the fair value. The Company elected to perform a qualitative assessment on November 1, 2021 and determined that it was more likely than not the fair value of the intangible assets was greater than the carrying value.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

Licenses acquired in a business combination are measured at fair value at the acquisition date.  The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.

(e) Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment and definite life intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”).  When indicators of potential impairment are present the Company prepares a projected undiscounted cash flow analysis for the respective asset or asset group.  If the sum of the undiscounted cash flows is less than the carrying value of the asset or asset group, an impairment loss is recognized equal to the excess of the carrying value over the fair value, if any.  Fair value can be determined using a market approach, income approach or cost approach.  The reversal of impairment losses is prohibited.

(f) Share-based compensation

The Company has an equity incentive plan which includes issuances of stock options and restricted share units (“RSUs”).  From time to time, the Company also enters into share-based compensation agreements with non-employees.  The accounting for these arrangements typically aligns with those of employees.

After adopting ASU 2018-07 which made amendments to ASC Topic 718, Stock Compensation, an acquirer measures share-based compensation to non-employees in exchange for goods and services in the same manner as share-based payments to employees, using a fair-value based approach measured at the grant date.  This guidance is followed if the acquirer considers the assets and goods to be used or consumed in its own operation.  If not, the Company has elected to account for the equity interests issued in accordance with ASC 805, Business Combinations, based on the fair value of the equity interests issued.  The fair value of share-based compensation to non-employees is periodically remeasured until counterparty performance is complete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments.  The corresponding amount is recorded to the share-based payment reserve for options and to restricted share units for RSUs.

The Company measures equity settled share-based payments based on their fair value at the grant date and recognizes compensation expense on a straight-line basis over the vesting period.  The amount recognized as expense is adjusted to reflect the number of awards for which the related service and non-market performance conditions are expected to be satisfied, such that the amount ultimately recognized is based on the number of awards that ultimately vest.

The fair value of the options granted is measured using the Black Scholes option pricing model, taking into account the terms and conditions upon which the share-based payments were granted.

The fair value of RSUs is determined using the closing price of the Company’s shares on the day of grant.  The number of RSUs expected to vest is reviewed and adjusted at the end of each reporting period such that the amount recognized for services received as consideration for the equity instruments granted shall be based on the number of equity instruments that eventually vest.  Amounts recorded for forfeited or expired RSUs are transferred to deficit in the year of forfeiture or expiry.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

(g) Warrant liability

Warrants are accounted for in accordance with the authoritative accounting guidance in ASC Topic 815, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815”), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreements.  Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss.  Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other (expense) income in the consolidated statement of operations and comprehensive loss.  Refer to paragraph (p) below as well as Note 11 for a discussion on the change in the warrant liability value.

(h) Revenue recognition

The Company earns revenue from the sale of cannabis to customers.  The Company recognizes revenue to depict the transfer of promised goods or services to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the performance obligations.

In order to recognize revenue, the Company applies the following five (5) steps:

1)	Identify the contract with the customer
2)	Identify the performance obligation(s)
3)	Determine the transaction price
4)	Allocate the transaction price to the performance obligation(s)
5)	Recognize revenue when/as performance obligation(s) are satisfied

Revenue from the sale of cannabis is recognized at a point in time when control over the goods has transferred to the customer. This corresponds when the Company satisfies its performance obligation. Revenue is recorded net of any point-of-sale discounts provided to the customer. The Company’s revenues are principally derived from arrangements with fixed consideration. Variable consideration, if any, is not material.

The majority of the Company’s revenue is cash at point of sale. Payment is due upon transferring the goods or providing the services to the customer or within a specified time period permitted under the Company’s credit policy. In those cases where the Company provides goods or services on credit, the Company considers whether or not collection is probable in determining whether a contract exists under ASC 606, Revenue from Contracts with Customers.  Costs associated with goods or services is expensed in the year that the performance obligations are satisfied.

Loyalty Points Reward Programs

In certain of its markets, the Company offers a loyalty reward program to its dispensary customers that allows its customers to earn discounts on future purchases.  Loyalty points are earned when a qualifying purchase is made.  When a customer attains a certain number of points, the customer can redeem the credits on future in-store purchases.  Loyalty points do not have an expiration date.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

A portion of the revenue generated in a sale is allocated to the loyalty points earned.  The amount allocated to the points earned is deferred until the loyalty points are redeemed.

Deferred Income

Deferred income represents cash payments received in advance of the Company’s transfer of control of products or services to its customers and generally consists of unearned revenue from the Company’s loyalty programs.  The Company’s deferred income balances were $759,060 and $464,000 as of December 31, 2021 and 2020, respectively, and were recorded within accrued expenses in the consolidated balance sheets.  During the years ended December 31, 2021, 2020 and 2019, the Company recognized $1,136,135, $180,056 and $120,722, respectively, of net revenues from amounts recorded as deferred income.  The deferred income balance as of December 31, 2021 is expected to be recognized as revenue within the next twelve to eighteen months.

The Company determined that no provision for returns or refunds was necessary as at December 31, 2021 or 2020.  State taxes remitted to tax authorities are government-imposed excise taxes on cannabis.  Excise taxes are recorded as a reduction of sales in net revenue in the consolidated statements of operations and comprehensive loss and recognized as a current liability within accrued expenses in the consolidated balance sheets, with the liability subsequently reduced when the taxes are remitted to the tax authority.  In addition, amounts disclosed as net revenues are net of state taxes, sales tax, duty tax, allowances and discounts.

The following table represents the Company’s disaggregated revenue by sales channel:

	December 31,	December 31,	December 31,
	2021	2020	2019

Retail	$114,792,191	$68,776,221	$63,595,036
Wholesale	4,701,244	1,715,059	-

Net revenues	$119,493,435	$70,491,280	$63,595,036

(i) Leases

The Company determines if an arrangement is a lease at inception.  Operating leases are included in operating right-of-use (“ROU”) assets and operating lease liabilities are included in operating lease liability in the consolidated balance sheets.  Finance lease ROU assets are included in finance ROU assets and finance lease liabilities are included in finance lease liability in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  ROU assets are classified as either a finance lease or an operating lease.  A finance lease is a lease in which 1) ownership of the property transfers to the lessee by the end of the lease term; 2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; 3) the lease is for a major part of the remaining economic life of the underlying asset; 4) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already included in the lease payments equals or exceeds substantially all of the fair value; or 5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.  The Company classifies a lease as an operating lease when the lease does not meet any of these criteria.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU assets also include any lease payments made prior to the commencement date and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

For finance leases, lease expenses are the sum of interest on the lease obligations and amortization of the ROU assets. ROU assets are amortized based on the lesser of the lease term or the useful life of the leased asset according to the property and equipment accounting policy. If ownership of the ROU assets transfers to the Company at the end of the lease term or if the Company is reasonably certain to exercise a purchase option, amortization is calculated using the estimated useful life of the leased asset, according to the property and equipment accounting policy.

For operating leases, the lease expenses are generally recognized on a straight-line basis over the lease term and recorded to general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The Company has elected to apply the practical expedient in ASC 842 Leases, for each class of underlying asset, except real estate leases, to not separate non-lease components from the associated lease components of the lessee’s contract and account for both components as a single lease component. Additionally, for certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Short-term leases include real estate and vehicles and are not significant in comparison to the Company’s overall lease portfolio. The Company continues to recognize the lease payments associated with these leases as expenses on a straight-line basis over the lease term.

(j) Income taxes

Income taxes are comprised of current and deferred taxes. These taxes are accounted for using the asset and liability method of accounting for income taxes under ASC 740 Income Taxes. Deferred tax is recognized on the difference between the carrying amount of an asset or a liability, as reflected in the consolidated financial statements, and the corresponding tax base used in the computation of income for tax purposes ("temporary difference") and measured using the enacted tax rates and laws as at the balance sheet date that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Management assesses the likelihood that a deferred tax asset will be realized, and a valuation allowance is provided to the extent that it is more likely than not that all or a portion of a deferred tax asset will not be realized. If it is subsequently determined that the Company will be able to realize deferred tax assets in excess of the net recorded amount, then the valuation allowance will be adjusted accordingly in the period in which this determination is made.

Current tax is recognized in connection with income for tax purposes, unrecognized tax benefits and the recovery of tax paid in a prior period and measured using the enacted tax rates and laws applicable to the taxation period during which the income for tax purposes arose. An unrecognized tax benefit may arise in connection with a period that has not yet been reviewed by the relevant tax authority. A change in the recognition or measurement of an unrecognized tax benefit is reflected in the period during which the change occurs.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

The Company recognizes uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes.

Interest and penalties in respect of income taxes are not recognized in the consolidated statement of operations as a component of income taxes but as a component of interest expense.

As the Company operates in the cannabis industry, it is subject to the limits of U.S. Internal Revenue Code (“IRC”) Section 280E (“Section 280E”) under which the Company is only allowed to deduct expenses directly related to the cost of producing the products or cost of production.

(k) Sales and marketing

The Company expenses sales and marketing costs when incurred. Sales and marketing expense was $5,969,792 for the year ended December 31, 2021 (2020 - $3,305,639; 2019 - $6,539,483).

(l) Fair value

Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Fair value measurement for invested assets are categorized into levels within a fair value hierarchy based on the nature of the valuation inputs (Levels 1, 2 or 3). The three levels are defined based on the observability of significant inputs to the measurement, as follows:

•	Level 1: quoted prices (unadjusted) in active markets for identical or liabilities;
•	Level 2: inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
•	Level 3: one or more significant inputs used in a valuation technique are unobservable in determining fair values of the asset or liability

Determination of fair value and the resulting hierarchy requires the use of observable market data whenever available. The classification of an asset or liability in the hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The carrying value of the Company’s cash, accounts receivable, deposits, accounts payable, accrued expenses, and notes payable approximate their fair value due to their short-term nature. Warrant liability is measured based on level 1 inputs (Note 11).

The Company's prepaid and other current assets, long lived assets, including property and equipment, and intangible assets are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

(m) Cost of sales

Cost of sales represents costs directly related to manufacturing and distribution of the Company’s products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and handling, the depreciation of certain property, plant and equipment, and tariffs. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance, and property taxes. Cost of sales also includes inventory valuation adjustments. The Company recognizes the cost of sales as the associated revenues are recognized.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

(n) Earnings (loss) per share

Basic earnings per share (“Basic EPS”) is calculated by dividing the net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is calculated using the treasury method of calculating the weighted average number of common shares outstanding. The treasury method assumes that outstanding stock options with an average exercise price below the market price of the underlying shares are exercised and the assumed proceeds are used to repurchase common shares of the Company at the average price of the common shares for the period.

(o) Operating segments

Operating segments are components of the Company that engage in business activities which generate revenues and incur expenses (including intercompany revenues and expenses related to transactions conducted with other components of the Company). The operations of an operating segment are distinct, and the operating results are regularly reviewed by the chief operating decision maker (“CODM”) for the purposes of resource allocation decisions and assessing its performance.

The Company operates in a single reportable operating segment as a vertically integrated cannabis company with cultivation, production and distribution operations in the state of Nevada and dispensary operations in both the state of Nevada and the state of California.

As at December 31, 2021 and 2020, all the Company’s non-current assets were located in the United States and 100% of the Company’s revenue was generated in the United States.

(p)  Critical accounting estimates and judgements

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make judgements, estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements. Although these estimates are based on management’s best knowledge of the amount, event or actions, actual results may differ from those estimates. Estimates and judgements are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that are believed to be reasonable.

Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Leases

The Company applies judgement in determining whether a contract contains a lease and if a lease is classified as an operating lease or a finance lease.

The Company determines the lease term as the non-cancellable term of the lease, which may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The lease term is used in determining classification between operating lease and finance lease, calculating the lease liability and determining the incremental borrowing rate.  The Company has several lease contracts that include extension and termination options. The Company applies judgement in evaluating whether it is reasonably certain to exercise the option to renew or terminate the lease. That is, it considers all relevant factors that create an economic incentive for it to exercise either the renewal or termination. After the commencement date of the lease, the Company reassesses the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise or not to exercise the option to renew or to terminate (e.g., construction of significant leasehold improvements or significant customization to the leased asset).

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

The Company is required to discount lease payments using the rate implicit in the lease if that rate is readily available. If that rate cannot be readily determined, the lessee is required to use its incremental borrowing rate. The Company generally uses the incremental borrowing rate when initially recording real estate leases.  Information from the lessor regarding the fair value of underlying assets and initial direct costs incurred by the lessor related to the leased assets is not available. The Company determines the incremental borrowing rate as the interest rate the Company would pay to borrow over a similar term the funds necessary to obtain an asset of a similar value to the right-of-use asset in a similar economic environment.

Share-based compensation

The Company uses the Black-Scholes valuation model to determine the fair value of options and warrants granted to employees and non-employees under share-based payment arrangements, where appropriate. In estimating fair value, management is required to make certain assumptions and estimates such as the expected term of the instrument, volatility of the Company’s future share price, risk free rates, future dividend yields and estimated forfeitures at the initial grant date, by reference to the underlying terms of the instrument, and the Company’s experience with similar instruments. Changes in assumptions used to estimate fair value could result in materially different results. Refer to Note 12 for further information.

Estimated useful lives and depreciation of property and equipment, right-of-use assets

Depreciation and amortization of property and equipment, right-of-use assets and intangible assets are dependent upon estimates of useful lives, which are determined through the exercise of judgment. Impairment of definite long-lived assets is influenced by judgment in defining a reporting unit and determining the indicators of impairment, and estimates used to measure impairment losses. Refer to Notes 6, 7 and 8 for further information.

Impairment of indefinite life intangible assets

Indefinite life intangible assets are tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the indefinite-lived intangible asset or the reporting unit is less than its carrying value, a quantitative impairment test is required to compare the fair value of the asset to its’ carrying value. An impairment charge is recorded if the carrying value exceeds the fair value. The assessment of whether an indication of impairment exists is performed at the end of each reporting period and requires the application of judgment, historical experience, and external and internal sources of information. The Company makes estimates in determining the future cash flows and discount rates in the quantitative impairment test to compare the fair value to the carrying value.

Valuation of inventory

Inventory is comprised of raw materials, work-in-progress and finished goods. Cannabis and hemp costs include expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. At the end of each reporting period, the Company performs an assessment of inventory and record inventory valuation adjustments for excess and obsolete inventories based on the estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. A reserve is estimated to ensure the inventory balance at the end of the year reflects the estimates of product the Company expect to sell in the next year. Changes in the regulatory structure, lack of retail distribution locations or lack of consumer demand could result in future inventory reserves.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

Warrant liability

Warrants are accounted for in accordance with the applicable authoritative accounting guidance in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of the change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the consolidated statements of operations and comprehensive loss. Refer to paragraph (p) below as well as Note 11 for a discussion on the change in the warrant liability value.

Deferred tax assets and uncertain tax positions

The Company recognizes deferred tax assets and liabilities based on the differences between the consolidated financial statement carrying amounts and the respective tax bases of its assets and liabilities. The Company measures deferred tax assets and liabilities using current enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The Company routinely evaluates the likelihood of realizing the benefit of its deferred tax assets and may record a valuation allowance if, based on all available evidence, it determines that some portion of the tax benefit will not be realized.

In evaluating the ability to recover deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of operations. In projecting future taxable income, the Company considers historical results and incorporates assumptions about the amount of future pretax operating income adjusted for items that do not have tax consequences. The Company’s assumptions regarding future taxable income are consistent with the plans and estimates that are used to manage its underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss). The income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect the Company’s best assessment of estimated current and future taxes to be paid. Deferred tax asset valuation allowances and liabilities for unrecognized tax benefits require significant judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and the Company’s particular facts and circumstances. Although the Company believes that the judgments and estimates discussed herein are reasonable, actual results, including forecasted COVID-19 business recovery, could differ, and the Company may be exposed to losses or gains that could be material. To the extent the Company prevails in matters for which a liability has been established or is required to pay amounts in excess of the established liability, the effective income tax rate in a given financial statement period could be materially affected.

(q) Accounting standards issued but not yet effective

Allowance for credit losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments. This guidance was subsequently amended by ASU 2018-19, Codification Improvements, ASU 2019-04, Codification Improvements, ASU 2019-05, Targeted Transition Relief, ASU 2019-10, Effective Dates, and ASU 2019-11, Codification Improvements. These ASUs are referred to collectively as the new guidance on current expected credit loss (“CECL”). The standard is effective for non-public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

Income taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“ASC 740”) - Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The standard is effective for non-public business entities for annual reporting periods beginning after December 15, 2021 and including interim periods within those fiscal years, which means that it will be effective for the Company in the first quarter of our year beginning January 1, 2022. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

Debt with conversion options and other options

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (“ASC 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which is intended to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for public smaller reporting companies and non-public entities in fiscal years beginning after December 15, 2023. The Company is currently evaluating the effect of adopting this ASU.

Freestanding written call options

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (“ASC 260”), Debt - Modifications and Extinguishments (“ASC 470-50”), Compensation – Stock Compensation (“ASC 718”), and Derivatives and Hedging - Contracts in Entity's Own Equity (“ASC 815-40”), which clarifies existing guidance for freestanding written call options which are equity classified and remain so after they are modified or exchanged in order to reduce diversity in practice. The standard is effective for all entities in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect of adopting this ASU.

Business Combinations

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contact Liabilities from Contracts with Customers (“ASU 2021-08”) (“ASC 805”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under ASC 606 in order to align the recognition of a contract liability with the definition of performance obligation. This approach differences from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. ASU 2021-08 is effective for financial statements of non-public business entities issued for fiscal years beginning after December 15, 2023 and early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

4. Inventory

Finished goods inventory consists of dried cannabis, concentrates, edibles, and other products that are complete and available for sale (both internally generated inventory and third-party products purchased in the wholesale market). Work in process inventory consists of cannabis after harvest, in the processing stage. Packaging and miscellaneous consist of consumables for use in the transformation of biological assets and other inventory used in production of finished goods.  The Company’s inventory is comprised of:

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

	December 31,	December 31,
	2021	2020

Raw materials	$3,093,646	$1,292,310
Packaging and miscellaneous	1,825,514	566,157
Work in progress	2,883,955	1,801,434
Finished goods	6,422,254	3,259,939

	$14,225,369	$6,919,840

Cost of Inventory is recognized as an expense when sold and included in cost of goods sold. During the year ended December 31, 2021, the Company recognized $53,485,458 (2020 - $35,394,019; 2019 - $27,086,453) of inventory expensed to cost of goods sold.

5. Prepaid expenses and other current assets

	December 31,	December 31,
	2021	2020

Security deposits	$2,287,596	$1,031,255
Advertising and Marketing	306,415	55,126
Prepaid rent	218,599	203,354
Insurance	804,608	550,946
License fees	36,008	34,157
Miscellaneous	324,298	323,167

	$3,977,524	$2,198,005

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

6. Property and equipment

	Land and			Leasehold	Construction	Total Property and
	Improvements	Buildings	Equipment	Improvements	in Progress	Equipment
Gross
carrying amount

At December 31, 2019	$625,146	$1,698,077	$4,075,085	$27,094,559	$1,778,283	$35,271,150
Additions	-	9,817	2,096,736	2,110,612	3,174,371	7,391,536
Transfers	-	-	65,435	1,242,871	(1,308,306)	-
Disposals	-	-		-	(277,093)	(277,093)
At December 31, 2020	625,146	1,707,894	6,237,256	30,448,042	3,367,255	42,385,593
Additions	5,153	-	3,057,631	10,663,811	12,368,056	26,094,651
Transfers	-	-	1,927,109	13,680,522	(15,607,631)	-
Disposals	-	-	(116,755)	(74,004)	-	(190,759)
At December 31, 2021	$630,299	$1,707,894	$11,105,241	$54,718,371	$127,680	$68,289,485

Depreciation

At December 31, 2019	$76,737	$161,258	$1,242,945	$3,579,056	$-	$5,059,996
Additions	51,194	42,492	1,034,935	4,141,006	-	5,269,627
Transfers & disposals	-	-	(17,955)	-	-	(17,955)
At December 31, 2020	127,931	203,750	2,259,925	7,720,062	-	10,311,668
Additions	51,366	42,697	1,542,438	5,576,595	-	7,213,096
Transfers & disposals	-	-	(1,197)	(12,359)	-	(13,556)
At December 31, 2021	$179,297	$246,447	$3,801,166	$13,284,298	$-	$17,511,208

Carrying amount

At December 31, 2019	$548,409	$1,536,819	$2,832,140	$23,515,503	$1,778,283	$30,211,154
At December 31, 2020	$497,215	$1,504,144	$3,977,331	$22,727,980	$3,367,255	$32,073,925
At December 31, 2021	$451,002	$1,461,447	$7,304,075	$41,434,073	$127,680	$50,778,277

For the year ended December 31, 2021 depreciation expense was $7,213,096 (2020 - $5,269,628, 2019 - $2,971,894) of which $1,922,713 (2020 – $1,637,415, 2019 - $730,839) was included in cost of goods sold.

During the year ended December 31, 2021 the Company transferred $13,680,522 (2020 - $1,242,871, 2019 - $5,146,366) and $1,927,109 (2020 - $65,435, 2019 - $950,535) of costs from Construction in Progress to Leasehold Improvements and Equipment, respectively, upon completion of the related projects.

7. Intangible assets

	Retail Dispensary Santa Ana	Retail Dispensary Clark County	Cultivation and Production Clark County	Master License Florida	Total
Carrying amount
Balance, December 31, 2019	$-	$-	$-	$-	$-
Additions	6,151,343	690,000	709,798	-	7,551,141
Balance, December 31, 2020	6,151,343	690,000	709,798	-	7,551,141
Additions	-	-	-	55,846,866	55,846,866

Balance at December 31, 2021	$6,151,343	$690,000	$709,798	$55,846,866	$63,398,007

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

Santa Ana acquisition

On May 20, 2020, the Company closed on its acquisition of Newtonian Principles, Inc. resulting in the Company acquiring a California cannabis sales license held by Newtonian Principles, Inc. and a 30-year lease for a dispensary in Santa Ana, California. The acquisition was accounted for as an asset purchase acquisition as Newtonian Principles, Inc. was deemed to not be a business under ASC 805 Business Combinations. The facility became operational in July 2021.

The following table summarizes the allocation of consideration exchanged to the estimated fair value of identifiable intangible assets acquired assumed:

Consideration paid:

Cash	$1,153,733
Issuance of 3,940,932 Class A Shares (Note 11)	4,453,831
5,607,564

Fair value of net assets acquired:

Right of use asset	$4,395,037
Right of use liability	(4,395,037)
Deferred tax liability	(543,779)
Intangible asset - License	6,151,343
$5,607,564

W Vapes acquisition

On July 17, 2020, the Company entered into an asset purchase agreement with West Coast Developments Nevada, LLC and W The Brand, LLC (together “WCDN”) pursuant to which the Company acquired cannabis inventory, equipment and tenant improvements located in Las Vegas, Nevada. The acquisition was accounted for as an asset purchase acquisition as WCDN assets acquired was deemed to not be a business.

The following table summarizes the allocation of consideration exchanged to the estimated fair value of tangible and intangible assets acquired:

Consideration paid:

Cash	$1,706,667
Issuance of 1,374,833 Class A Shares (Note 11)	2,918,277
4,624,944

Fair value of net assets acquired:

Inventory	$1,632,872
Fixed assets	2,282,274
Intangible asset - License	709,798
$4,624,944

The Company acquired two cultivation licenses (one medical and one recreational), two production licenses (one medical and one recreational) and one conditional distribution license. The transaction was scheduled to close in two parts, the first closing being cash transferred for the equipment and cannabis inventory which occurred on July 17, 2020, and the second closing (the “Second Closing”) being contingent on the approval to transfer the license and receipt of the cultivation and production licenses from the State of Nevada’s Cannabis Control Board (“CCB”). On August 25, 2020, the CCB conditionally approved the transfer of the cultivation and production licenses to MMDC, and on September 3, 2020 the Company received the cultivation and production licenses pursuant to a letter from the CCB.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

On September 11, 2020, the Company mutually agreed with WCDN that the receipt by the Company of a business license issued by unincorporated Clark County which would permit the Company to conduct business in Clark County (the “Clark County Business License”) was a necessary condition precedent to the Second Closing. As a result, the Second Closing occurred, and the 1,374,833 common shares in the Capital of the Company were released from escrow to WCDN, on November 27, 2020 upon receipt by the Company of the Clark County Business License.

Concurrent with the first closing of the WCDN assets acquired, RX Land, LLC (“RX Land”), an entity owned by the Corporation’s co-CEOs, acquired the WCDN facility for US$3.3 million and entered into a lease agreement with WCDN in respect of such facility (the “Initial West Bell Lease”). In accordance with the terms of the WCDN asset acquisition and approvals by the independent directors of Planet 13, WCDN assigned the Initial West Bell Lease to MMDC on November 25, 2020, and MMDC subsequently entered into an amending agreement with RX Land on November 27, 2020, to amend certain terms of such lease agreement including increasing the lease payments, extending the duration of the lease and, if desired, allowing for second floor installation by MMDC without a corresponding lease rate increase due to an increase in facility size. The entering into by MMDC of the assignment agreement and the amending agreement with RX Land constitutes a “related party transaction”.

By way of an October 10, 2020 letter from the CCB, the Company received a distribution license from WCDN.

Medizin license acquisition

On July 31, 2020, the Nevada Tax Commission approved a settlement agreement between the Nevada Tax Commission, the Corporation and other plaintiffs, and intervening defendants (the “Nevada License Settlement”) in connection with a lawsuit filed by the Company and other defendants after the defendants were notified in December 2018 that no licenses had been awarded to any of the defendants as part of a competitive application process that the Company and the other defendants had participated in for Nevada cannabis dispensary licenses in September 2018.

On August 7, 2020, the CCB convened and approved the Nevada License Settlement.

On September 3, 2020, the CCB transferred the Clark County dispensary license to MMDC.

On November 20, 2020, the Corporation opened the Medizin store location, having received CCB final inspection approvals and a Clark County business license. The Company has capitalized $690,000 in costs incurred to secure the license under the Nevada License Settlement.

Florida License Acquisition

On September 28, 2021, the Florida Department of Health’s Office of Medical Marijuana Use (“OMMU”) approved the Company to acquire a license to operate a Medical Marijuana Treatment Center issued by the Florida Department of Health from a subsidiary of Harvest Health & Recreation Inc.  The acquisition closed with an effective date of October 1, 2021, and the Company released $55,000,000 of restricted cash that was being held in escrow to the seller in exchange for receipt of the Medical Marijuana Treatment Center license.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

The Company has capitalized $846,866 in costs incurred to secure the license pursuant to the license acquisition.

8. Leases

On January 1, 2019, the Company adopted ASC 842, Leases (“ASC 842”) using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating and finance leases. Beginning on January 1, 2019, the Company’s consolidated financial statements are presented in accordance with the revised policies.

Management elected to utilize the practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward prior conclusions about lease identification, classification and initial direct costs for leases entered prior to adoption of Topic 842. Additionally, management elected not to separate lease and non-lease components for all of the Company’s leases. For leases with a term of 12 months or less, management elected the short-term lease exemption, which allowed the Company to not recognize right-of-use assets (“ROU”) or lease liabilities for qualifying leases existing at transition and new leases the Company may enter into in the future.

The Company’s lease agreements are for cultivation, manufacturing, retail, and office premises and for vehicles. The property lease terms range between 7 years and 21 years depending on the facility and are subject to an average of 2 renewal periods of equal length as the original lease. Leases for vehicles are typically between 4 years and 6 years with no renewal terms. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Rent expense for leases with escalation clauses is accounted for on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

On initial recognition, the Company recorded operating right-of-use assets of $8,708,316, operating lease liabilities of $8,639,028 and finance ROU assets and finance lease liabilities of $133,561. On initial recognition, operating ROU assets were adjusted for prepaid rent and deferred rent was reversed which resulted in the Company recording $427,508 to opening accumulated deficit. The Company’s incremental borrowing rate was used in determining the present value of future payments at the commencement date of the lease.

The following table provides the components of lease cost recognized in the consolidated statement of operations and comprehensive loss for 2021 and 2020:

	December 31,	December 31,
	2021	2020

Operating lease costs	$4,437,816	$3,227,428

Finance lease costs:
Amortization of lease assets	44,672	46,194
Interest on lease liabilities	3,431	10,774
Finance lease costs	48,103	56,968
Short term lease expense	19,917	17,154
Total lease costs	$4,505,836	$3,301,550

Other information related to operating and finance leases as of and for the year end December 31, 2021 and 2020 are as follows:

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

	December 31 , 2021		December 31 , 2020
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease

Weighted average discount rate	15.00%	15.00%	15.00%	15.00%
Weighted average remaining lease term	-	11.87	0.88	12.80

The maturity of the contractual undiscounted lease liabilities as of December 31, 2021 and 2020 are:

	December 31 , 2021		December 31 , 2020
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease

2021	$-	$-	$49,803	$3,180,999
2022	-	3,595,030	-	3,354,437
2023	-	3,729,936	-	3,482,126
2024	-	3,870,217	-	3,614,972
2025	-	3,956,923	-	3,694,021
2026		3,880,082		3,757,894
2027	-	3,903,423	-	-
Thereafter	-	50,234,732	-	54,138,155

Total undiscounted lease liabilities	-	73,170,343	49,803	75,222,604
Interest on lease liabilities	-	(49,612,758)	(3,431)	(52,695,691)
Total present value of minimum lease payments	-	23,557,585	46,372	22,526,913
Lease liability - current portion	-	(423,573)	(46,372)	(161,021)
Lease liability	$-	$23,134,012	$-	$22,365,892

Principally, all leases relate to real estate.  Additional information on the right-of-use assets is as follows:

	Finance	Operating
	Lease	Lease
Gross carrying amount
Balance, December 31, 2019	$133,561	$10,733,087
Lease modifications	-	335,798
Additions	-	10,893,679
Balance, December 31, 2020	133,561	21,962,564
Additions	-	867,559
Balance, December 31, 2021	$133,561	$22,830,123

Depreciation
Balance, December 31, 2019	$42,695	$615,550
Additions	46,194	849,119
Balance, December 31, 2020	88,889	1,464,669
Additions	44,672	965,489
Balance, December 31, 2021	$133,561	$2,430,158

Carrying amount December 31, 2019	$90,866	$10,117,537
Carrying amount December 31, 2020	$44,672	$20,497,895
Carrying amount December 31, 2021	$-	$20,399,965

For the year ended December 31, 2021 the Company incurred $4,437,816 of operating lease costs (2020 - $3,227,428; 2019 - $2,019,931), of which $1,829,800 (2020 - $1,112,685; 2019 - $106,947) was capitalized to inventory.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

9. Notes payable

Non-related parties

	December 31,	December 31,
	2021	2020

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	884,000	884,000

	$884,000	$884,000
Less current portion	(884,000)	(884,000)
	$-	$-

Stated maturities of debt obligations are as follow:

Next 12 months Promissory Note		$884,000

10. Share capital

The Company is authorized to issue an unlimited number of common shares and an unlimited number of Class A shares.

		Number of Common Shares

		December 31,	December 31,	December 31,
		2021	2020	2019
Common Shares
Balance at January 1		126,573,250	82,427,619	73,324,460
Shares issued on settlement of RSU's	i.	3,126,534	2,685,344	3,954,518
Shares issued on exercise of options	ii.	121,336	333,001	258,994
Shares issued on exercise of warrants	iii.	3,772,640	17,532,271	4,889,647
Shares issued on financing - July 2020	iv.	-	5,359,000	-
Shares issued on financing - September 2020	v.	-	6,221,500	-
Shares issued on financing - November 2020	vi.	-	6,698,750	-
Shares issued on financing - February 2021	vii.	9,861,250	-	-
Shares issued on conversion of Class A shares (Note 7)	viii.	55,232,940	3,940,932	-
Shares issued on acquisition (Note 7)		-	1,374,833	-

Total common shares outstanding on December 31		198,687,950	126,573,250	82,427,619

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

i. Shares issued for Restricted Share Units

During the year ended December 31, 2021, the Company issued 3,126,534 common shares on the settlement of Restricted Share Units (“RSUs”) that had vested during the period. The Company did not receive any cash proceeds on the settlement.

During the year ended December 31, 2020, the Company issued 2,685,344 common shares on the settlement of Restricted Share Units (“RSUs”) that had vested during the period. The Company did not receive any cash proceeds on the settlement.

During the year ended December 31, 2019, the Company issued 3,954,518 common shares on the settlement of RSUs that had vested during the year. The Company did not receive any cash proceeds on the settlement.

ii. Shares issued for Stock Options

During the year ended December 31, 2021, the Company issued 121,336 common shares on the exercise of options that had a strike price in the range of CAD$0.75 to CAD$1.55 per common share resulting in cash proceeds of $86,216 (CAD$108,987).

During the year ended December 31, 2020, the Company issued 333,001 common shares on the exercise of options that had a strike price in the range of CAD$0.75 to CAD$1.55 per common share resulting in cash proceeds of $217,990 (CAD$290,983).

During the year ended December 31, 2019, the Company issued 258,994 common shares on the exercise of options with a strike price in the range of CAD$0.75 to CAD$1.55 per common share resulting in cash proceeds of $175,474 (CAD$231,945).

iii. Shares issued on the exercise of Warrants

During the year ended December 31, 2021, the Company issued  3,772,640 common shares to warrant holders who exercised 3,772,640 warrants resulting in cash proceeds of $14,093,793 (CAD$17,848,084).

During the year ended December 31, 2020, the Company issued 17,532,271 common shares to warrant holders who exercised 17,532,271 warrants resulting in cash proceeds of $32,653,449 (CAD$43,079,021).

During the year ended December 31, 2019, the Company issued 4,889,647 common shares to warrant holders who exercised 4,889,647 warrants resulting in cash proceeds of $4,854,711 (CAD$6,480,875).

iv. Shares issued on Financing – July 2020

On July 3, 2020, the Company completed a bought deal financing for aggregate gross proceeds of $8,493,808 (CAD$11,521,850) at a price of CAD$2.15 per unit. The Company issued 5,359,000 units of the Company. Each unit was comprised of one common share in the capital of the Company and one-half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one common share at an exercise price of CAD$2.85 per common share for a period of 24 months.

The Company also issued 321,540 broker warrants that entitle the holder to purchase one common share for a period of 24 months from the closing of the offering at a price of CAD$2.15 per common share. The broker warrants were measured based on the fair value of the warrants using a Black Scholes valuation model.

The Company incurred $825,359 in cash share issuance costs and $222,398 in broker warrant costs. The warrants are initially measured at fair value (Note 11) with residual proceeds being allocated to the common shares. Issuance costs have been allocated in the same proportion, with costs allocated to the warrant liability being expensed as incurred. The net proceeds were allocated as follows

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

	Gross Proceeds	Issuance Costs

July 3, 2020 Financing
Common shares (APIC)	$8,118,500	$(1,001,461)
Warrant liability (Note 11)	375,308	(46,296)
Total	$8,493,808	$(1,047,757)

v. Shares issued on Financing – September 2020

On September 10, 2020, the Company completed a bought deal financing for aggregate gross proceeds of $17,489,401 (CAD$23,019,550) at a price of CAD$3.70 per unit. The Company issued 6,221,500 units of the Company. Each unit was comprised of one common share in the capital of the Company and one-half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one common share at an exercise price of CAD$5.00 per common share for a period of 24 months.

The Company also issued 373,290 broker warrants that entitle the holder to purchase one common share for a period of 24 months from the closing of the offering at a price of CAD$3.70 per common share. The broker warrants were measured based on the fair value of the warrants using a Black Scholes valuation model.

The Company incurred $1,291,216 in cash share issuance costs and $585,816 in broker warrant costs. The warrants are initially measured at fair value (Note 11) with residual proceeds being allocated to the common shares. Issuance costs have been allocated in the same proportion, with costs allocated to the warrant liability being expensed as incurred. The net proceeds were allocated as follows:

	Gross Proceeds	Issuance Costs

September 10, 2020 Financing
Common shares (APIC)	$16,662,200	$(1,788,253)
Warrant liability (Note 11)	827,201	(88,779)
Total	$17,489,401	$(1,877,032)

vi. Shares issued on Financing – November 2020

On November 5, 2020, the Company completed a bought deal financing for aggregate gross proceeds of $22,141,920 (CAD$28,804,625) at a price of CAD$4.30 per unit. The Company issued 6,698,750 units of the Company. Each unit was comprised of one common share in the capital of the Company and one-half of one Common Share purchase warrant. Each whole warrant entitles the holder to acquire one common share at an exercise price of CAD$5.80 per common share for a period of 24 months.

The Company also issued 401,925 broker warrants that entitle the holder to purchase one common share for a period of 24 months from the closing of the offering at a price of CAD$4.30 per common share. The broker warrants were measured based on the fair market value of the warrants using a Black Scholes valuation model.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

The Company incurred $1,544,014 in cash share issuance costs and $730,523 in broker warrant costs. The warrants are initially measured at fair value (Note 11) with residual proceeds being allocated to the common shares. Issuance costs have been allocated in the same proportion, with costs allocated to the warrant liability being expensed as incurred. The net proceeds were allocated as follows:

	Gross Proceeds	Issuance Costs

November 5, 2020 Financing
Common shares (APIC)	$20,777,360	$(2,134,362)
Warrant liability (Note 11)	1,364,560	(140,175)
Total	$22,141,920	$(2,274,537)

vii. Shares issued on Financing – February 2021

On February 2, 2021, the Company completed a bought deal financing for aggregate gross proceeds of $53,852,980 (CAD$69,028,750) at a price of CAD$7.00 per unit. The Company issued 9,861,250 units of the Company. Each unit was comprised of one common share in the capital of the Company and one-half of one Common Share purchase warrant. Each whole warrant entitles the holder to acquire one common share at an exercise price of CAD$9.00 per common share for a period of 24 months.

The Company also issued 591,676 broker warrants that entitle the holder to purchase one common share for a period of 24 months from the closing of the offering at a price of CAD$7.00 per common share. The broker warrants were measured based on the fair market value of the warrants using a Black Scholes valuation model.

The Company incurred $3,494,930 in cash share issuance costs and $1,296,170 in broker warrant costs. The warrants are initially measured at fair value (Note 11) with residual proceeds being allocated to the common shares. Issuance costs have been allocated in the same proportion, with costs allocated to the warrant liability being expensed as incurred. The net proceeds were allocated as follows:

	Gross Proceeds	Issuance Costs

February 2, 2021 Financing
Common shares (APIC)	$50,967,999	$(4,534,434)
Warrant liability (Note 11)	2,884,981	(256,666)
Total	$53,852,980	$(4,791,100)

viii. Shares issued on conversion of Class A Shares

The Class A restricted shares have equal ratable rights as the Company’s common shares to dividends, all of the Company’s assets that are available for distribution upon liquidation, dissolution or winding up of the Company’s affairs, do not have pre-emptive rights, are entitled to receive notice and attend shareholders meetings and to exercise one vote for each Class A share held at all meetings of shareholders of the Company other than with respect to the vote for the election or removal of directors. Each Class A shareholder is able to convert each outstanding Class A share at the option of the holder thereof into one common share at any time provided that such conversion would not cause the Company to become a US Domestic Issuer. The restriction on conversion of Class A shares are designed to prevent the Company from becoming a US Domestic Issuer. Generally, a company will be considered to be a US Domestic Issuer if:

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

(A) 50% or more of the holders of a company’s common voting shares are U.S. Persons; and either (B) (i) the majority of the executive officers or directors of the Issuer are United States citizens or residents; (ii) the company has 50% or more of its assets located in the United States; or (iii) the business of the company is principally administered in the United States.

During fiscal 2021, the Company failed the foreign private issuer (“FPI”) test and became a US domestic issuer effective January 1, 2022 (Note 21).

On May 6, 2021, the Company issued 55,232,940 common shares on the conversion of 55,232,940 Class A Shares.  As of December 31, 2021, there were no longer any Class A Shares outstanding.

	Number of Class A Shares
	December 31,	December 31,
	2021	2020
Class A Shares

Balance at January 1	55,232,940	55,232,940
Shares Issued on Acquisition (Note 7)	-	3,940,932
Conversion of Class A Shares to Common	(55,232,940)	(3,940,932)
Total Class A Shares Outstanding	-	55,232,940

11. Warrants

The following table summarizes the fair value of the warrant liability at December 31, 2021, 2020 and 2019:

	2021	2020	2019

Opening balance as at January 1	$13,204,211	$9,823,510	$9,237,466
Additions	2,884,981	2,567,069	-
Exercises	(8,976,258)	(15,698,859)	(5,424,285)
Foreign exchange	100,635	(293,450)	468,739
Change in fair value	(7,520)	16,805,941	5,541,590
Closing balance as at December 31	$7,206,049	$13,204,211	$9,823,510

The warrant liability is adjusted to fair value on the date the warrants are exercised and at the end of each reporting period.  The amount that is reclassified to equity on the date of exercise is the fair value at that date.

The following table summarizes the number of warrants outstanding at December 31, 2021, 2020 and 2019:

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

	December 31, 2021	Weighted Average Exercise Price - CAD	December 31, 2020	Weighted Average Exercise Price - CAD	December 31, 2019	Weighted Average Exercise Price - CAD

Balance - beginning of year	7,158,337	$4.98	15,061,078	$2.20	19,950,725	$1.99
Issued	5,522,301	$8.79	10,236,380	$4.53	-	$-
Exercised	(3,772,640)	$4.73	(17,532,271)	$2.46	(4,889,647)	$1.33
Expired	(46,047)	$3.75	(606,850)	$1.40	-	$-
Balance - end of year	8,861,951	$7.46	7,158,337	$4.98	15,061,078	$2.20

The Company received cash proceeds of $14,093,793 (CAD$17,848,084) from the exercise of warrants (2020 - $32,653,449 (CAD$43,079,021), 2019 - $4,854,711 (CAD$6,480,875)).

Fair values

The Company complies with ASC 820, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. Financial instruments recorded at fair value in the consolidated balance sheet are classified using a fair value hierarchy that reflects the observability of significant inputs used in making the measurements. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.  The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified to the lowest level of the hierarchy for which a significant input has been considered in measuring fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	Quoted prices in active markets for identical asset (Level 1)	Significant unobservable inputs (Level 3)	Total
December 31, 2021
Warrant liability	$(7,206,049)	$-	$(7,206,049)

December 31, 2020
Warrant liability	(13,204,211)	-	(13,204,211)

12. Share based compensation

(a) Stock options

The Company has established an incentive stock option plan (the “Plan”) for employees, management, directors, and consultants of the Company, as designated and administered by a committee of the Company’s Board of Directors. Under the Plan, the Company may grant options for up to 10% of the issued and outstanding common shares of the Company. The maximum term of an option is five years and the related vesting period runs from immediate to the life of the grant.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

During the years ended December 31, 2021 and 2020

No incentive stock options were granted during the years ended December 31, 2021 and 2020.

During the year ended December 31, 2019

On January 7, 2019, the Company granted 100,000 incentive stock options to employees of the Company. These options are exercisable at a price of CAD$1.55 per common share for a period of 5 years from the grant date.

On June 30, 2019, the Company granted 22,500 incentive stock options to employees of the Company. These options are exercisable at a price of CAD$2.60 per common share for a period of 5 years from the grant date.

On July 4, 2019, the Company granted 100,000 incentive stock options to consultants of the Company. The options are exercisable at a price of CAD$2.65 per common share for a period of 3 years from the grant date.

The following table summarizes information about stock options outstanding at December 31, 2021, 2020 and 2019:

Expiry Date	Exercise price CAD$	December 31, 2021 Outstanding	December 31, 2021 Exercisable	December 31, 2020 Outstanding	December 31, 2020 Exercisable	December 31, 2019 Outstanding	December 31, 2019 Exercisable

June 11, 2021	$0.80	-	-	-	-	175,000	175,000
July 4, 2022	$2.65	100,000	100,000	100,000	100,000	100,000	50,000
June 11, 2023	$0.80	61,668	61,668	158,004	158,004	282,674	139,332
July 31, 2023	$0.75	-	-	11,667	11,667	20,000	11,667
January 7, 2024	$1.55	-	-	16,667	-	66,668	33,334
June 30, 2024	$2.60	7,500	7,500	7,500	-	22,500	7,500
Total		169,168	169,168	293,838	269,671	666,842	416,833

The employee options vest one third on the grant date and one third on the first and second anniversary of the grant date. The fair value ascribed to the options issued was $nil

(2020: $nil; 2019: $625,947) and is being recognized as non-cash compensation expense over the vesting period of the options. The following assumptions were used to arrive at the value ascribed to the options issued using a Black Scholes Option Pricing model:

	January 7, 2019	June 30, 2019	July 4, 2019

Closing share price in CAD the day prior to granting	$1.55	$2.60	$2.65
Risk-free rate	1.87%	1.40%	1.62%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	110.41%	98.86%	98.29%
Option life in years	5.00	5.00	3.00

Volatility was estimated by comparing the volatility of publicly traded companies that operate in the US cannabis market. The expected life in years represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the Government of Canada Bond yields on the date of the option grant with a remaining term equal to the expected life of the options.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

Share based compensation expense attributable to employee options was $3,104 for the year ended December 31, 2021, (2020: $56,550; 2019: $258,620).

	December 31, 2021	Weighted Average Exercise Price - CAD	December 31, 2021	Weighted Average Exercise Price - CAD	December 31, 2021	Weighted Average Exercise Price - CAD

Balance - beginning of year	293,838	$1.52	666,842	$1.22	790,002	$0.80
Issued	-	-	-	-	222,500	2.15
Exercised	(121,336)	0.91	(333,001)	0.87	(258,994)	0.88
Expired	(3,334)	0.80	(40,003)	1.79	-	-
Forfeited	-	-	-	-	(86,666)	0.80
Balance - end of year	169,168	$2.01	293,838	$1.52	666,842	$1.22

	December 31, 2021
	2021	2020	2019

The outstanding options have a weighted average CAD$ exercise price of:	$2.01	$1.52	$1.22

Weighted average remaining life in years of outstanding options:	0.94	2.19	2.88

The total intrinsic value of stock options exercised, outstanding and exercisable as of December 31, 2021, was $274,611, $238,010 and $238,010, respectively.

The total intrinsic value of stock options exercised, outstanding and exercisable as of December 31, 2020, was $1,544,421, $1,221,981 and $1,127,964, respectively.

The total intrinsic value of stock options exercised, outstanding and exercisable as of December 31, 2019, was $326,857, $460,965 and $460,965, respectively.

(b) Restricted Share Units

The Company has established a Restricted Share Unit incentive plan (the “RSU Plan”) for employees, management, directors, and consultants of the Company, as designated and administered by a committee of the Company’s Board of Directors. Under the RSU Plan, the Company may grant RSUs and/or options for up to 10% of the issued and outstanding common shares of the Company.

The following table summarizes the RSUs that are outstanding as at December 31, 2021, 2020 and 2019:

	December 31, 2021	December 31, 2020	December 31, 2019

Balance - beginning of year	1,764,250	4,355,742	5,367,691
Issued	4,086,178	100,518	3,259,624
Exercised	(3,126,534)	(2,685,344)	(3,954,518)
Expired	(131,965)	(6,666)	(317,055)
Balance - end of year	2,591,929	1,764,250	4,355,742

The Company recognized $15,573,539 in share-based compensation expense attributable to RSUs vesting during the year ended December 31, 2021 ($2,456,018 for the year ended December 31, 2020; $4,564,167 for the year ended December 31, 2019).

During the year ended December 31, 2021

On April 19, 2021, the Company granted 4,082,474 RSUs to officers, directors, and employees pursuant to the Company’s RSU Plan.  The RSUs granted vest in three equal tranches on November 1, 2021, November 1, 2022, and November 1, 2023, unless otherwise varied pursuant to the terms of the plan.  The value ascribed to the RSUs issued was CAD$8.12.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

On June 10, 2021, the Company granted 3,704 RSUs to a consultant of the Company pursuant to the Company’s RSU Plan.  The value ascribed to the RSUs issued was CAD$8.51.  The RSUs vested immediately and were exercised on June 10, 2021.

The Company issued 3,126,534 common shares on the exercise of 3,126,534 RSUs during the year ended December 31, 2021 (2,685,344 common shares on the exercise of 2,685,344 RSU’s for the year ended December 31, 2020; 3,954,518 common shares on the exercise of 3,954,518 RSUs for the year ended December 31, 2019).

During the year ended December 31, 2020

On January 1, 2020, the Company issued 50,000 RSUs under the RSU plan.  The value ascribed to the RSUs issued was CAD$2.57 per share, the closing share price of the Company’s common shares on December 31, 2019.

On June 30, 2020, 6,666 RSUs that were previously granted on June 11, 2018 were cancelled as a result of an employee resignation.

On July 3, 2020, the Company issued 50,518 RSUs under the RSU plan.  The value ascribed to the RSUs issued was CAD$2.04 per share, the closing share price of the Company’s common shares on July 3, 2020.

During the year ended December 31, 2019

On June 24, 2019, 82,362 RSUs that were previously granted on June 11, 2018 were cancelled as a result of a Director not standing for re-election.

On June 30, 2019 the Company issued 3,259,624 RSUs under the RSU plan.  The value ascribed to the RSUs issued was CAD$2.60 per share, the closing share price of the Company’s common shares on June 28, 2019.  136,278 of the RSUs vested immediately and the balance of the RSUs vest 1/3 on January 1, 2020, 1/3 on January 1, 2021 and 1/3 on January 1, 2022.

On August 29, 2019, 82,362 RSUs that were previously granted on June 11, 2018 were cancelled and 152,331 RSUs that were previously granted on June 30, 2019 were cancelled as a result of a Director resignation.

13. Loss per share

	December 31, 2021	December 31, 2020	December 31, 2019

(Loss) available to common shareholders	$(19,460,953)	$(25,008,729)	$(12,303,343)

Weighted average number of shares outstanding, basic
and diluted	195,126,972	151,825,439	134,074,476

Basic and diluted (loss) per share	$(0.10)	$(0.16)	$(0.09)

Approximately 11,623,051, 9,216,425, and 20,083,662 of potentially dilutive securities for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 respectively were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to net loss in the year.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

14. Income taxes

The components of income tax expense (benefit) of the Company are summarized as follows:

	December 31, 2021	December 31, 2020	December 31, 2019

Current tax expense (recovery)
Current period	$13,954,784	$7,239,936	$7,352,808

Deferred tax expense (recovery)
Origination and reversal of timing differences	(4,376,359)	(2,478,308)	(1,139,833)
Change in unrecognized temporary differences	3,900,133	2,344,888	1,139,833
	$13,478,558	$7,106,516	$7,352,808

The actual income tax provision differs from the expected amount calculated by applying the statutory income tax rate to the loss before tax. These differences result from the following:

	December 31, 2021	December 31, 2020	December 31, 2019

Loss before income tax	$(5,982,395)	$(17,902,213)	$(4,950,535)
Statutory income tax rate	21.0%	21.0%	21.0%
Income tax expense at statutory rate	(1,256,303)	(3,759,465)	(1,039,612)
Increase (reduction) in income taxes resulting from:
Change in fair value of warrant liability	(1,579)	4,453,574	1,468,521
Other non-taxable amounts	12,019,720	6,071,951	6,921,569
Change in valuation allowance	3,900,133	2,344,888	1,083,292
Foreign exchange impacts	-	(575,595)	(327,920)
Difference in rates	(1,159,859)	(1,317,876)	(753,552)
Other	(23,554)	(110,961)	510
Income tax expense (benefit)	$13,478,558	$7,106,516	$7,352,808

Section 280E prohibits businesses engaged in the trafficking of Schedule I or Schedule II controlled substances from deducting normal business expenses, such as payroll and rent, from gross income (revenue less cost of goods sold). Section 280E was originally intended to penalize criminal market operators, but because cannabis remains a Schedule I controlled substance for Federal purposes, the Internal Revenue Service (“IRS”) has subsequently applied Section 280E to state-legal cannabis businesses. Cannabis businesses operating in states that align their tax codes with the IRC are also unable to deduct normal business expenses from taxable income subject to state taxes. The non-taxable amounts shown in the effective rate reconciliation above include the impact of applying IRC Section 280E to the Company's businesses that are involved in selling cannabis, along with other typical non-deductible expenses. As the application and IRS interpretations on Section 280E continue to evolve, the impact of this cannot be reliably estimated. Any changes to the application of Section 280E may have a material effect on the Company’s consolidated financial statements.

Deferred tax assets and liabilities have been offset where they relate to income taxes levied by the same taxation authority and the Company has the legal right and intent to offset. Deferred tax assets (liabilities) are attributable to the following:

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

	December 31, 2021	December 31, 2020	December 31, 2019

Loss carryforwards	$9,094,791	$5,303,168	$3,173,256
Share issue costs	1,489,956	1,381,446	795,041
Stock compensation	657,647	-	-
Exchange rate difference on monetary assets	715,299	563,080	125,520
Accrued expenses	139,999	49,128	-
Property and equipment	(1,578,803)	(1,251,229)	(1,424,886)
Licenses	(543,779)	(543,779)	-
Deferred tax assets (liabilities)	9,975,111	5,501,814	2,668,931
Valuation allowance	(9,812,307)	(5,912,173)	(2,668,931)
Net deferred tax liability	$162,804	$(410,359)	$-

As at December 31, 2021, the Company has $19,139,273 (December 31, 2020 - $12,013,192) in Canadian non-capital loss carryforwards that expire between 2035 and 2040.  In addition, as at December 31, 2021, the Company has U.S. federal Net Operating Losses of $49,079,058 (December 31, 2020 - $32,877,923). The U.S federal Net Operating Losses attributable to 2019 will expire in 2039 and the losses attributable to 2020 onward will have an indefinite carry forward. As at December 31, 2021, the Company has California State Net Operating Losses of $6,529,220 (December 31, 2020 - $953,517). The California state Net Operating will expire in 2040.

In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “Act”). The Act, among other provisions, reinstates the ability of corporations to carry net operating losses back to the five preceding tax years, has increased the excess interest limitation on modified taxable income from 30 percent to 50 percent. The Company has made a reasonable estimate of the effects on existing deferred tax balances and has concluded that the Act has not had a significant on the deferred tax balances.

The Company believes that, pursuant to Section 7874 of the Code, even though it is organized as a Canadian corporation, the Company should be treated as a U.S. domestic corporation for U.S. federal income tax purposes. Because the Company is a taxable corporation in Canada, it is likely to be subject to income taxation in both the United States and Canada on the same income, which in turn, may reduce the amount of income available for distribution to shareholders. The balance of this discussion assumes the Company is a U.S. domestic corporation for U.S. federal income tax purposes. However, no tax opinion or ruling from the Internal Revenue Service (“IRS”) concerning the U.S. federal income tax characterization of the Company has been obtained and none will be requested. Thus, there can be no assurance that the IRS will not challenge the characterization of the Company as a domestic corporation, or that if challenged, a U.S. court would not agree with the IRS. If the Company is not treated as a U.S. domestic corporation, then the acquisition, ownership and disposition of common shares, warrants and common shares received on the exercise of warrants may have materially different implications for Non-U.S. Holders.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

15. General and administrative

	December 31,
	2021	2020	2019

Salaries and wages	$21,902,505	$9,611,047	$6,941,111
Share based compensation	15,576,643	2,512,568	4,822,787
Executive compensation	2,039,174	1,204,925	874,598
Licenses and permits	3,217,834	1,957,183	1,704,755
Payroll taxes and benefits	3,953,034	1,971,215	1,531,261
Supplies and office expenses	3,638,097	960,456	1,184,401
Subcontractors	3,500,330	1,569,921	1,272,414
Professional fees (legal, audit and other)	5,015,903	2,944,706	2,723,555
Miscellaneous general and administrative expenses	1,084,836	4,684,145	4,175,392
	$59,928,356	$27,416,166	$25,230,274

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

16. Supplemental cash flow information

	December 31,
Change in Working Capital	2021	2020	2019

HST Receivable	$(56,787)	$(91,533)	$85,287
Accounts Receivable	(722,467)	-	-
Inventory	(7,305,529)	(159,401)	(284,626)
Prepaid Expenses and Other Assets	(1,780,041)	1,160,976	(2,357,578)
Long-term Deposits and Other Assets	(7,436)	(359,842)	(100,262)
Deferred Tax Assets	(162,804)	-	-
Accounts Payable	1,578,349	451,998	(859,267)
Accrued Expenses	4,187,906	934,668	603,902
Income Taxes Payable	(319,986)	(5,713,518)	4,891,922
Other Liabilities	-	-	28,000
	$(4,589,077)	$(3,776,652)	$2,007,378

Cash Paid

Income Taxes	$13,000,000	$12,953,454	$-
Non-cash Financing and Investing Activities

Acquisition of Licenses and Intangible Assets in
Exchange for Shares	$-	$4,997,610	$-
Initial Recognition of ROU Assets and Lease Liabilities	$867,559	$11,229,477	$2,024,771
Fixed Asset Amounts in Accounts Payable	$363,077	$369,066	$-
Additions to Buildings and Structures on ASC 847 Adoption	$-	$-	$8,789,741
Additions to Lease Liabilities on ASC 847 Adoption	$-	$-	$8,307,650
Reclassification of Prepaid Rent to Lease Liabilities on ASC 842 Adoption	$-	$-	$54,584
Warrant liability reclassified to APIC on settlement	$6,347,946	$15,708,309	$5,684,960
Reclass of long-term lease to current lease	$216,180	$-	$-

17. Related Party Transactions and Balances

Related party transactions are summarized as follows:

a) Building Lease

The Company is the sub-lessee of approximately 2,000 square feet of office space and purchases certain printed marketing collateral and stationery items from a company owned by one of the Company’s Co-CEOs. Amounts paid for rent for each of the years ended December 31, 2021, 2020 and 2019 was $16,027, $24,040 and $24,040, respectively. Amounts paid for printed marketing collateral and stationery items to the same company were $450,692, $170,009, and $279,457 for the years ended December 31, 2021, 2020 and 2019 respectively.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

The Company leased a cultivation facility from an entity owned by the Company’s co-CEOs.  Rent paid for this facility for the years ended December 31, 2021, 2020 and 2019 was $301,894, $339,688, and $nil.  On April 30, 2021, the Company’s Co-CEOs sold this building to an arm’s length third party who assumed the lease.

(b) Other

A company owned by one of the Company’s executives pays the Company for storage space.  Amounts paid to the Company for storage space were $171,895, $62,720 and $nil for the years ended December 31, 2021, 2020 and 2019, respectively, and is recorded in Other Income.

18. Commitments and contingencies

(a) Construction Commitments

The Company had no outstanding construction commitments as of December 31, 2021.

(b)    Contingencies

The Company's operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at December 31, 2021, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

(c) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At December 31, 2021, 2020, and 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(d) Operating Licenses

Although the possession, cultivation, and distribution of marijuana for medical and adult use is permitted in Nevada and California, marijuana is a Schedule-I controlled substance and its use remains a violation of federal law. Since federal law criminalizing the use of marijuana pre-empts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in the Company’s inability to proceed with our business plans. In addition, the Company’s assets, including real property, cash, equipment, and other goods, could be subject to asset forfeiture because marijuana is still federally illegal.

19. Risks

Credit risk

Credit risk is the risk that a third party might fail to discharge its obligations under the terms of a financial instrument. Credit risk arises from cash with banks and financial institutions. It is management's opinion that the Company is not exposed to significant credit risk arising from these financial instruments. The Company limits credit risk by entering into business arrangements with high credit-quality counterparties.

The Company evaluates the collectability of its accounts receivable and maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in the existing accounts receivable portfolio as of the reporting dates based on the estimate of expected net credit losses.

Concentration risk

The Company operates exclusively in Southern Nevada and Southern California. Should economic conditions deteriorate within that region, its results of operations and financial position would be negatively impacted.

Banking Risk

Notwithstanding that a majority of states have legalized medical marijuana, there has been no change in US federal banking laws related to the deposit and holding of funds derived from activities related to the marijuana industry. Given that US federal law provides that the production and possession of cannabis is illegal, there is a strong argument that banks cannot accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty accessing the US banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate the business of the Company and leaves their cash holdings vulnerable.

Asset Forfeiture Risk

Because the cannabis industry remains illegal under US federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property was never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which with minimal due process, it could be subject to forfeiture.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (in United States Dollars)

Currency rate risk

As at December 31, 2021, a portion of the Company’s financial assets and liabilities held in Canadian dollars consist of cash and cash equivalents of $165,943 (2020 - $21,771,531; 2019 - $1,093,191). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

20. COVID-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. The outbreak of this contagious disease, along with the related adverse public health developments, have negatively affected workforces, economies, and financial markets on a global scale. The Company incurred lower revenues, and additional expenditures related to COVID-19 during the first half of 2020. During the first half of 2020 the Company’s operations in Nevada were mandated as an essential service but were restricted to delivery only, with no curb-side pickup or instore sales permitted until such delivery-only order was lifted on May 30, 2020. The Company’s operating results were not materially impacted during the second half of 2020. Currently, the Company is closely monitoring the impact of the pandemic on all aspects of its business and it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations.

21. Subsequent events

On March 2, 2022 (the “Closing Date”), the Company completed a business combination of Next Green Wave Holdings Inc.(“NGW”). The Company entered into an arrangement agreement (the “Arrangement Agreement”) with NGW on December 20, 2021 pursuant to which the Company agreed to acquire (the “Arrangement”) all of the issued and outstanding common shares of NGW (the “NGW Shares”) pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia). The Arrangement was approved by the holders of NGW Shares (the “NGW Shareholders”) at a special meeting of NGW Shareholders held on February 25, 2022 and approved by the Supreme Court of British Columbia on March 1, 2022.

Pursuant to the Plan of Arrangement, on March 2, 2022, the Company acquired all of the NGW Shares. for a total consideration of 21,361,002 Planet 13 common shares (the “Planet 13 Shares”), and NGW was then amalgamated with the Company. The NGW Shareholders received 0.1145 of one Planet 13 Share (the “Exchange Ratio”) and a nominal cash payment of C$0.0001 for each NGW Share held. As a result, 21,361,002 Planet 13 Shares and C$18,656 in cash were issued in exchange for the NGW Shares. In addition, the number of Planet 13 Shares issued to any person pursuant to the Arrangement was rounded down to the nearest whole Planet 13 Share, with a cash consideration paid in lieu of the issuance of such fractional Planet 13 Share of C$3.379 per share, resulting in an aggregate cash-in-lieu consideration of C$78.

Based upon the Exchange Ratio, all NGW options to acquire NGW Shares that were outstanding immediately prior to the Effective Time were also exchanged for Planet 13 options that entitle the holders to receive, upon exercise thereof, Planet 13 Shares. 1,106,925 Planet 13 replacement options were issued in exchange for the NGW options.

The Company has not yet completed its initial accounting of its business combination with NGW due to the limited time from the acquisition date and the date of these financial statements.  The Company is currently determining the fair values of net assets acquired and the preliminary purchase price allocation.

