Form 10-Q
period 2022-03-31
Planet 13 Holdings Inc.
filed 2022-05-16
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

________________________________

FORM 10-Q

________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-566374

 ________________________________

PLANET 13 HOLDINGS INC.
(Exact name of Registrant as specified in its Charter)

British Columbia	83-2787199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2548 West Desert Inn Road, Suite 100 Las Vegas, Nevada 89109	89109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 815-1313

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 16, 2022, there were 220,048,952 Common Shares outstanding.

Planet 13 Holdings Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2022

i

USE OF NAMES AND CURRENCY

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” or “Planet 13” refer to Planet 13 Holdings Inc. together with its wholly-owned subsidiaries.

Unless otherwise indicated, all references to “$,” “US$” or “USD” in this Quarterly Report on Form 10-Q refer to United States dollars, and all references to “C$” or “CAD” refer to Canadian dollars.

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

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we had more than $1.07 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large-accelerated filer under the rules of the Securities and Exchange Commission the (“SEC”) or if we issued more than $1.0 billion of non-convertible debt over a three-year period.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking information” and “forward-looking statements” within the meaning of applicable Canadian securities laws and United States securities laws. All information, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that addresses activities, events or developments that we expect or anticipate will or may occur in the future is forward-looking information. Forward-looking information is often identified by the words “may,” “would,” “could,” “should,” “will,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “expect” or similar expressions and may include, among others, information regarding: the timing and completion of the integration of the operations of Next Green Wave Holdings Inc. (“NGW”); the anticipated benefits of the acquisition of NGW, including the corporate, operational and financial benefits, our strategic plans and expansion and expectations regarding the growth of the California cannabis market; statements relating to the business and future activities of, and developments related to, us after the date of this Quarterly Report on Form 10-Q, including such things as future business strategy, competitive strengths, goals, expansion and growth of our business, operations and plans, new revenue streams, the completion by us of contemplated acquisitions of additional real estate, cultivation and licensing assets, the roll out of new dispensaries, the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for, the expansion of existing cultivation and production facilities, the completion of cultivation and production facilities that are under construction, the construction of additional cultivation and production facilities, the expansion into additional U.S. markets, any potential future legalization of adult-use and/or medical cannabis under U.S. federal law; expectations of market size and growth in the United States and the states in which we operate or contemplate future operations; expectations for other economic, business, regulatory and/or competitive factors related to us or the cannabis industry generally; and other events or conditions that may occur in the future.

ii

Readers are cautioned that forward-looking information and statements are not based on historical facts but instead are based on reasonable assumptions and estimates of our management at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements. Such factors include, among others our actual financial position and results of operations differing from management’s expectations; our business model; a lack of business diversification; increasing competition in the industry; public opinion and perception of the cannabis industry; expected significant costs and obligations; current reliance on limited jurisdictions; development of our business; access to capital; risks relating to the management of growth; risks inherent in an agricultural business; risks relating to energy costs; risks related to research and market development; risks related to breaches of security at our facilities; reliance on suppliers; risks relating to the concentrated voting control of the Company; risks related to our being a holding company; risks related to service providers withdrawing or suspending services under threat of prosecution; risks related to proprietary intellectual property and potential infringement by third parties; risks of litigation relating to intellectual property; negative clinical trial results; insurance related risks; risk of litigation generally; risks associated with cannabis products manufactured for human consumption, including potential product recalls; risks relating to being unable to attract and retain key personnel; risks relating to obtaining and retaining relevant licenses; risks relating to integration of acquired businesses; risks related to quantifying our target market; risks related to industry growth and consolidation; fraudulent activity by employees, contractors and consultants; cyber-security risks; conflicts of interest; risks related to reputational damage in certain circumstances; leased premises risks; risks related to the COVID-19 pandemic; U.S. regulatory landscape and enforcement related to cannabis, including political risks; heightened scrutiny by Canadian regulatory authorities; risks related to capital raising due to heightened regulatory scrutiny; risks related to tax liabilities; risks related to U.S. state and local law regulations; risks related to access to banks and credit card payment processors; risks related to potential violation of laws by banks and other financial institutions; ability and constraints on marketing products; risks related to lack of U.S. federal trademark and patent protection; risks related to the enforceability of contracts; the limited market for our securities; difficulty for U.S. holders of Common Shares to resell over the Canadian Securities Exchange ; price volatility of Common Shares; uncertainty regarding legal and regulatory status and changes; risks related to legislation and cannabis regulation in the states in which we operate or contemplate future operations; future sales by shareholders; no guarantee regarding use of available funds; currency fluctuations; risks related to entry into the U.S; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The forward-looking information and statements contained in this Quarterly Report on Form 10-Q represent our views and expectations as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update such forward-looking information and statements at a future time, we have no current intention of doing so except to the extent required by applicable law.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$62,144,642	$61,588,843
Accounts Receivable	2,053,367	1,216,128
Inventory	14,979,628	14,225,369
Prepaid Expenses and Other Current Assets	3,802,746	3,977,524

Total Current Assets	82,980,383	81,007,864

Property and Equipment	65,000,878	50,778,277
Intangible Assets	68,898,383	63,398,007
Goodwill	35,506,060	-
Right of Use Assets - Operating	20,204,303	20,399,965
Long-term Deposits and Other Assets	1,234,586	1,061,879
Deferred Tax Asset	174,157	162,804

TOTAL ASSETS	$273,998,374	$216,808,796

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$3,467,977	$3,266,783
Accrued Expenses	5,454,139	7,032,620
Income Taxes Payable	3,894,364	1,126,249
Notes Payable - Current Portion	884,000	884,000
Operating Lease Liabilities	454,142	423,573

Total Current Liabilities	14,154,622	12,733,225

Long-Term Liabilities:
Operating Lease Liabilities	23,159,653	23,134,012
Lease Incentive Obligation Liability	813,278	-
Warranty Liability	3,046,240	7,206,049
Other Long-term Liabilities	28,000	28,000

Total Liabilities	41,201,793	43,101,286

Shareholders' Equity
Common Shares, no par value, unlimited Common Shares authorized, 220,048,952 issued and outstanding at March 31, 2022 and 198,687,950 at December 31, 2021	-	-
Additional Paid-In Capital	307,044,846	245,861,704
Retained Earnings (Deficit)	(74,215,265)	(72,154,194)
Total Shareholders' Equity	232,796,581	173,707,510

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$273,998,374	$216,808,796

On behalf of the Board:
Michael Harman	Adrienne O'Neal
/s/ Michael Harman	/s/ Adrienne O'Neal
Director	Director

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars)

	Three Months Ended
	March 31,	March 31,
	2022	2021

Revenues, net of discounts	$25,694,395	$23,816,208
Cost of Goods Sold	(12,793,391)	(10,781,481)
Gross Profit	12,901,004	13,034,727

Expenses:
General and Administrative	13,486,690	7,974,816
Sales and Marketing	603,242	659,949
Lease Expense	481,247	612,326
Depreciation	2,040,052	964,596

Total Expenses	16,611,231	10,211,687

Income (Loss) From Operations	(3,710,227)	2,823,040

Other Income (Expense):
Interest income (expense), net	27,353	(7,158)
Foreign exchange gain (loss)	(95,709)	829,635
Transaction costs	-	(256,666)
Change in fair value of warrant liability	4,159,809	(6,187,530)
Other Income, net	314,465	62,897

Total Other Income	4,405,918	(5,558,822)

Income (Loss) Before Provision for Income Taxes	695,691	(2,735,782)

Provision For Income Taxes
Current Tax Expense	(2,768,115)	(3,364,710)
Deferred Tax Recovery	11,353	86,063
	(2,756,762)	(3,278,647)

Loss and Comprehensive Loss for the Period	$(2,061,071)	$(6,014,429)

Loss per Share
Basic and diluted loss per share	$(0.01)	$(0.03)

Weighted Average Number of Common Shares
Basic and diluted	205,570,940	190,777,592

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Common Shares	Class A Restricted Shares	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, January 1, 2021	126,573,250	55,232,940	150,963	$159,399,056	$(52,693,242)	$106,705,814

Shares Issued on Settlement of RSUs	852,154	-	-	-	-	-
Share based Compensation - RSUs	-	-	-	202,295	-	202,295
Shares Issued on Exercise of Broker Warrants	446,801	-	(446,801)	2,163,065	-	2,163,065
Shares Issued on Exercise of Other Warrants	2,487,449	-	-	15,030,913	-	15,030,913
Shares Issued on Exercise of Options	109,669	-	-	86,216	-	86,216
Share Based Compensation - Options	-	-	-	1,678	-	1,678
Shares Issued on Bought Deal Financings, net	9,861,250	-	591,676	47,729,735	-	47,729,735
Loss for the Period	-	-	-	-	(6,014,429)	(6,014,429)

Balance, March 31, 2021	140,330,573	55,232,940	295,838	$224,612,958	$(58,707,671)	$165,905,287

Balance, January 1, 2022	198,687,950	-	295,838	245,861,704	(72,154,194)	173,707,510

Share based Compensation - RSUs	-	-	-	2,055,494	-	2,055,494
Shares Issued on Acquisition	21,361,002	-	-	57,854,830	-	57,854,830
Replacement Options issued on acquisition	-	-	-	1,239,818	-	1,239,818
Loss for the Period	-	-	-	-	(2,061,071)	(2,061,071)

Balance, March 31, 2022	220,048,952	-	295,838	$307,011,846	$(74,215,265)	$232,796,581

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In U.S. Dollars)

	Three Months Ended
	March 31, 2022	March 31, 2021
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(2,061,071)	$(6,014,429)
Adjustments for items not involving cash:
Shared based compensation expense	2,055,494	203,973
Non-cash lease expense	950,585	758,039
Depreciation	2,642,531	964,597
Change in fair value of warrant liability	(4,264,763)	5,904,816
Loss on translation of warrant liability	104,954	282,714
Transaction costs	-	256,666
Deferred tax liability	-	86,063
Procceeds from lease incentive	1,000,000	-
Unrealized gain on foreign currency exchange	(145,267)	(14,641)
	282,463	2,427,798

Net Changes in Non-cash Working Capital Items	3,563,710	2,123,567
Repayment of lease liabilities	(885,433)	(758,039)
Total Operating	2,960,740	3,793,326

FINANCING ACTIVITIES

Proceeds from private placements	-	53,852,980
Proceeds from exercise of warrants and options	-	10,884,762
Financing issuance expenses	-	(3,494,930)
Total Financing	-	61,242,812

INVESTING ACTIVITIES

Purchase of property, plant and equipment	(4,026,607)	(3,471,948)
Cash acquired through NGW acquisition	1,478,698	-
Total Investing	(2,547,909)	(3,471,948)

Effect of foreign exchange on cash	142,968	598,310

NET CHANGE IN CASH DURING THE YEAR	555,799	62,162,500

CASH
Beginning of Period	61,588,843	79,000,850

End of Period	$62,144,642	$141,163,350

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

1. Nature of operations

Planet 13 Holdings Inc. (“P13” or the “Company”) was incorporated under the Canada Business Corporations Act on April 26, 2002 and continued under the British Columbia Business Corporations Act on September 24, 2019.

The Company is a vertically integrated cultivator and provider of cannabis and cannabis-infused products that is licensed under the laws of the States of Nevada, California, and Florida with a license lottery win-result in Illinois. The Company is licensed in these jurisdictions as follows: six Nevada licenses for cultivation (three medical and three adult-use), six Nevada licenses for production (three medical and three adult-use), three Nevada dispensary licenses (one medical and two adult-use), two Nevada licenses for distribution (one active, one conditional), one adult-use dispensary license in California, one distribution license in California, one Medical Marijuana Treatment Center license in Florida (unlimited medical dispensaries, cultivation and processing) and one lottery win for an adult-use dispensary license in Illinois. As of March 2, 2022, by way of acquisition and in addition to the licenses listed above, the Company added three California cultivation licenses (one medical and two adult-use), one California cultivation nursery license, one California distribution license, one California license for adult-use manufacture, and one pending California license for cultivation packaging.

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

2. Basis of presentation

These unaudited interim condensed consolidated financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for all periods presented. Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with GAAP have been omitted or condensed. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021. These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for the fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Failure to arrange adequate financing on acceptable terms and/or achieve profitability may have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company. These unaudited interim condensed consolidated financial statements do not give effect to adjustments to assets or liabilities that would be necessary should the Company be unable to continue as a going concern. Such adjustments could be material. These unaudited interim condensed consolidated financial statements are presented in U.S. dollars, which is also the Company’s and its subsidiaries’ functional currency.

These consolidated financial statements were authorized for issuance by the Board of Directors of the Company on May 16, 2022.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

These consolidated financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at March 31, 2022	Jurisdiction of Incorporation	Ownership Interest 2022	Ownership Interest 2021	Nature of Business

MM Development Company, Inc. ("MMDC")	USA	100%	100%	Vertically integrated cannabis operations
BLC Management Company LLC	USA	100%	100%	Holding company
LBC CBD LLC ("LBC")	USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	USA	100%	100%	Cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	USA	100%	0%	Holding company, former NGW Subsidiary
NGWB, LLC	USA	100%	0%	Proposed building holding company; former NGW subsidiary
Next Green Wave, LLC	USA	100%	0%	CA license holding entity; former NGW subsidiary
MM Development MI, Inc.	USA	100%	100%	Holding company
MM Development CA, Inc.	USA	100%	100%	Holding company
Planet 13 Illinois, LLC	USA	49%	49%	Holding company
BLC NV Food, LLC	USA	100%	100%	Food retailing
By The Slice, LLC	USA	100%	100%	Food retailing
Planet 13 Chicago, LLC	USA	100%	100%	Holding company
Planet 13 Florida, Inc.	USA	100%	100%	Holding company

ii)	Functional currency

The Company’s functional currency is the Unites States dollar (“USD”), and management has chosen to present these unaudited interim condensed consolidated financial statements in USD. The functional currency of the Company’s subsidiaries is USD. All amounts are presented in USD values unless otherwise stated.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Canadian currency transactions are translated into USD at exchange rates in effect on the date of the transaction. Monetary assets and liabilities denominated in Canadian dollars (“CAD”) are translated to USD at the foreign exchange rate applicable at the end of each reporting period.

Realized and unrealized foreign exchange gains and losses are recognized in the unaudited interim condensed consolidated statements of operations and comprehensive loss. Non-monetary assets and liabilities that are measured in terms of historical cost in CAD are translated using the exchange rate at the date of the transaction.

iii)	Emerging growth company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not has a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial reporting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

iv)	Business Combinations and Goodwill

The Company accounts for business combinations using the acquisition method in accordance with ASC 805, Business Combinations, which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition. Any excess of the purchase consideration over the net fair value of tangible and identified intangible assets acquired less liabilities assumed is recorded as goodwill. The costs of business acquisitions, including fees for accounting, legal, professional consulting and valuation specialists, are expensed as incurred within general and administrative expenses. Purchase price allocations may be preliminary and, during the measurement period not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.

The estimated fair value of acquired assets and assumed liabilities are determined primarily using a discounted cash flow approach, with estimated cash flows discounted at a rate that the Company believes a market participant would determine to be commensurate with the inherent risks associated with the asset and related estimated cash flow streams.

3. Inventory

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

	March 31,	December 31,
	2022	2021

Raw materials	$5,380,680	$3,093,646
Packaging and miscellaneous	2,052,099	1,825,514
Work in progress	2,198,264	2,883,955
Finished goods	5,348,585	6,422,254

	$14,979,628	$14,225,369

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Cost of Inventory is recognized as an expense when sold and included in cost of goods sold. During the three months ended March 31, 2022, the Company recognized $12,793,391 (2021 - $10,781,481) of inventory expensed to cost of goods sold.

4. Prepaid expenses and other current assets

	March 31,	December 31,
	2022	2021

Security deposits	$2,469,231	$2,287,596
Advertising and Marketing	73,382	306,415
Prepaid rent	241,428	218,599
Insurance	641,770	804,608
License fees	77,254	36,008
Miscellaneous	299,681	324,298

	$3,802,746	$3,977,524

5. Property and equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross
carrying amount

At December 31, 2021	$630,299	$1,707,894	$11,105,241	$54,718,371	$127,680	$68,289,485
Additions	3,957,912	9,098,972	190,442	1,087,782	2,530,024	16,865,132
Transfers	-	-	166,367	(166,367)	-	-
At March 31, 2022	4,588,211	10,806,866	11,462,050	55,639,786	2,657,704	85,154,617

Depreciation

At December 31, 2021	$179,297	$246,447	$3,801,166	$13,284,298	$-	$17,511,208
Additions	13,056	36,883	577,496	2,015,096	-	2,642,531
Transfers & disposals	-	-	3,743	(3,743)	-	-
At March 31, 2022	192,353	283,330	4,382,405	15,295,651	-	20,153,739

Carrying amount

At December 31, 2021	$451,002	$1,461,447	$7,304,075	$41,434,073	$127,680	$50,778,277
At March 31, 2022	$4,395,858	$10,523,536	$7,079,645	$40,344,135	$2,657,704	$65,000,878

As at March 31, 2022, costs related to construction of facilities were capitalized as construction in progress and not depreciated. Once construction is completed, the construction in progress balance is moved to the appropriate fixed asset account and depreciation commences. The contractual construction commitment as of March 31, 2022 was $5,580,235 (2021 - $nil).

For the three months ended March 31, 2022, depreciation expense was $2,642,531 (2021 - $1,408,621) of which $602,479 (2021 - $444,025) was included in cost of goods sold.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

During the three months ended March 31, 2022, the Company transferred $166,367 and $3,743 in gross asset value and accumulated depreciation, respectively, from leasehold improvements to equipment.

6. Intangible assets

	Retail Dispensary Santa Ana	Retail Dispensary Clark County	Cultivation and Production Clark County	Master License Florida	Cultivation Coalinga, California	Total

Carrying amount
Balance, December 31, 2021	$6,151,343	$690,000	$709,798	$55,846,866	$-	$63,398,007
Additions - NGW	-	-	-	-	5,000,000	5,000,000
Balance, March 31, 2022	$6,151,343	$690,000	$709,798	$55,846,866	$5,000,000	$68,398,007

On March 2, 2022, the Company closed on its acquisition of Next Green Wave Holdings, Inc. (“NGW”) resulting in the Company acquiring a California cultivation and distribution license held by NGW in Coalinga, California. The acquisition was accounted for as a stock purchase acquisition as NGW was deemed to be a business under ASC 805 Business Combinations (Note 20).

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

7. Leases

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table provides the components of lease costs recognized in the unaudited interim condensed consolidated statement of operations and comprehensive loss for three month periods ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,	March 31,
	2022	2021

Operating lease costs	$971,243	$1,069,776

Finance lease costs:
Amortization of lease assets	-	12,599
Interest on lease liabilities	-	1,583
Finance lease costs	-	14,182
Short term lease expense	1,467	(2,130)
Total lease costs	$972,710	$1,081,828

Other information related to operating and finance leases as of and for the three months ended March 31, 2022 and 2021 are as follows:

	March 31, 2022		March 31, 2021
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease

Weighted average discount rate	15.00%	15.00%	15.00%	15.00%
Weighted average remaining lease term	-	11.62	0.14	16.21

The maturity of the contractual undiscounted lease liabilities as of March 31, 2022 and December 31, 2021 are:

	March 31, 2022		December 31, 2021
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease

2021	$-	$-	$-	$3,261,812
One year	-	3,635,441	-	3,385,737
Two years	-	3,771,882	-	3,514,686
Three years	-	3,913,770	-	3,648,859
Four years	-	3,968,632	-	3,695,773
Five years	-	3,857,670	-	3,880,082
Thereafter	-	53,381,169	-	54,138,155

Total undiscounted lease liabilities	-	72,528,564	-	73,170,343
Interest on lease liabilities	-	(48,914,769)	-	(49,612,758)
Total present value of minimum lease payments	-	23,613,795		23,557,585
Lease liability - current portion	-	(454,142)		(423,573)
Lease liability	$-	$23,159,653	$-	$23,134,012

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Principally all leases relate to real estate. Additional information on the right-of-use assets is as follows:

	March 31, 2022		December 31, 2021
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease
Gross carrying amount
Balance, beginning of period	$133,561	$22,830,123	$133,561	$21,962,564
Lease additions and modifications	-	56,130	-	867,559
Disposals	(96,601)	-	-	-
Balance, end of period	$36,960	$22,886,253	$133,561	$22,830,123

Depreciation
Balance, beginning of period	$133,561	$2,430,158	$88,889	$1,464,669
Additions	-	251,792	44,672	965,489
Disposals	(96,601)	-	-	-
Balance, end of period	$36,960	$2,681,950	$133,561	$2,430,158

Carrying amount, beginning of period	$-	$20,399,965	$44,672	$20,497,895
Carrying amount, end of period	$-	$20,204,303	$-	$20,399,965

For the three months ended March 31, 2022, the Company incurred $971,243 of operating lease costs (2021 - $1,069,776), of which $489,996 (2021 - $457,450) was capitalized to inventory or included in cost of goods sold.

8. Notes payable

	March 31,	December 31,
	2022	2021

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	884,000	884,000

	$884,000	$884,000
Less current portion	(884,000)	(884,000)
	$-	$-

Started maturities of debt obligations are as follow:

Next 12 months Promissory Note		$884,000

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

9. Share capital

The Company is authorized to issue an unlimited number of common shares and an unlimited number of Class A shares.

		Number of Common Shares
		March 31,	December 31,
		2022	2021
Common Shares
Balance at January 1		198,687,950	126,573,250
Shares issued on settlement of RSU's	i.	-	3,126,534
Shares issued on exercise of options	ii.	-	121,336
Shares issued on exercise of warrants	iii.	-	3,772,640
Shares issued on financing - February 2021	iv.	-	9,861,250
Shares issued on conversion of Class A shares	v.	-	55,232,940
Shares issued on acquisition (Note 20)		21,361,002	-

Total common shares outstanding		220,048,952	198,687,950

i. Shares issued for Restricted Share Units

During the three months ended March 31, 2022, no Restricted Share Units (“RSUs”) were awarded, vested or settled.

During the year ended December 31, 2021, the Company issued 3,126,534 common shares on the settlement of RSUs that had vested during the period. The Company did not receive any cash proceeds on the settlement.

ii. Shares issued for Stock Options

During the three months ended March 31, 2022, 1,106,925 exchange options were issued to holders of NGW options in connection with the Company’s acquisition of NGW. Other than the exchange options, no options were awarded, exercised or expired.

During the year ended December 31, 2021, the Company issued 121,336 common shares on the exercise of options that had a strike price in the range of CAD$0.75 to CAD$1.55 per common share resulting in cash proceeds of $86,216 (CAD$108,987).

iii. Shares issued on the exercise of Warrants

During the three months ended March 31, 2022, no warrants were issued, exercised or expired.

During the year ended December 31, 2021, the Company issued 3,772,640 common shares to warrant holders who exercised 3,772,640 warrants resulting in cash proceeds of $14,093,793 (CAD$17,848,084).

iv. Shares issued on Financing – February 2021

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The Company also issued 591,676 broker warrants that entitle the holder to purchase one common share for a period of 24 months from the closing of the offering at a price of CAD$7.00 per common share. The broker warrants were measured based on the fair market value of the warrants using a Black Scholes valuation model.

The Company incurred $3,494,930 in cash share issuance costs and $1,296,170 in broker warrant costs. The warrants are initially measured at fair value (Note 10) with residual proceeds being allocated to the common shares. Issuance costs have been allocated in the same proportion, with costs allocated to the warrant liability being expensed as incurred. The net proceeds were allocated as follows:

	Gross Proceeds	Issuance Costs

February 2, 2021 Financing
Common shares (APIC)	$50,967,999	$(4,534,434)
Warrant liability (Note 10)	2,884,981	(256,666)
Total	$53,852,980	$(4,791,100)

viii. Shares issued on Acquisition

On March 2, 2022, the Company completed a business combination acquisition of NGW.

The Company acquired all of the NGW Shares for a total consideration of 21,361,002 common shares of the Company and NGW then amalgamated with Planet 13 (Note 20).

10. Warrants

The following table summarizes the fair value of the warrant liability at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

Opening balance	$7,206,049	$13,204,211
Additions	-	2,884,981
Exercises	-	(8,976,258)
Foreign exchange	104,954	100,635
Change in fair value	(4,264,763)	(7,520)
Closing balance	$3,046,240	$7,206,049

The warrant liability is adjusted to fair value on the date the warrants are exercised and at the end of each reporting period. The amount that is reclassified to equity on the date of exercise is the fair value at that date.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table summarizes the number of warrants outstanding at March 31, 2022 and December 31, 2021:

	March 31, 2022	Weighted Average Exercise Price - CAD	December 31, 2021	Weighted Average Exercise Price - CAD

Balance - beginning of period	8,861,951	$7.46	7,158,337	$4.98
Issued	-	$-	5,522,301	$8.79
Exercised	-	$-	(3,772,640)	$4.73
Expired	-	$-	(46,047)	$3.75
Balance - end of period	8,861,951	$7.46	8,861,951	$7.46

The Company received cash proceeds of $14,093,793 (CAD$17,848,084) from the exercise of warrants during the year ended December 31, 2021.

Fair values

The Company complies with ASC 820, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. Financial instruments recorded at fair value in the consolidated balance sheet are classified using a fair value hierarchy that reflects the observability of significant inputs used in making the measurements. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy requires the use of observable market inputs whenever such inputs exist. A financial instrument is classified to the lowest level of the hierarchy for which a significant input has been considered in measuring fair value.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	Quoted prices in active markets for identical asset (Level 1)	Total
March 31, 2022
Warrant liability	$(3,046,240)	$(3,046,240)

December 31, 2021
Warrant liability	(7,206,049)	(7,206,049)

11. Share based compensation

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

During the three months ended March 31, 2022 and the year ended December 31, 2021

No incentive stock options were granted during the three months ended March 31, 2022 or the year ended December 31, 2021. During the three months ended March 31, 2022, the Company issued 1,106,925 options in exchange for all NGW options outstanding (Note 20).

The following table summarizes information about stock options outstanding at March 31, 2022:

Expiry Date	Exercise price CAD$	March 31, 2022 Outstanding	March 31, 2022 Exercisable	December 31, 2021 Outstanding	December 31, 2021 Exercisable

July 4, 2022	$2.65	100,000	100,000	100,000	100,000
June 11, 2023	$0.80	61,668	61,668	61,668	61,668
June 30, 2024	$2.60	7,500	7,500	7,500	7,500
November 21, 2024	$1.31	282,528	282,528	-	-
February 27, 2025	$1.31	51,525	51,525	-	-
July 6, 2025	$1.31	97,325	97,325	-	-
September 30, 2025	$2.19	143,125	143,125	-	-
December 15, 2025	$3.06	269,075	269,075	-	-
September 30, 2026	$4.37	263,347	263,347	-	-
		1,276,093	1,276,093	169,168	169,168

The employee options vest one third on the grant date and one third on the first and second anniversary of the grant date. The following table reflects the continuity of stock options for the period presented:

	March 31, 2022	Weighted Average Exercise Price - CAD	December 31, 2021	Weighted Average Exercise Price - CAD

Balance - beginning of period	169,168	$2.01	293,838	$1.52
Issued	1,106,925	2.58	-	-
Exercised	-	-	(121,336)	0.91
Expired	-	-	(3,334)	0.80
Forfeited	-	-	-	-
Balance - end of period	1,276,093	$-	169,168	$2.01

Share based compensation expense attributable to employee options was $nil and $1,678 for the three months ended March 31, 2022 and 2021, respectively.

The total intrinsic value of options exercised, outstanding and exercisable as of March 31, 2022 was $0, $676,329 and $676,329, respectively.

The total intrinsic value of stock options exercised, outstanding and exercisable as of December 31, 2021 was $274,611, $238,010 and $238,010, respectively.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

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

The following table summarizes the RSUs that are outstanding as at March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021

Balance - beginning of period	2,591,929	1,764,250
Exercised	-	(852,154)
Balance - end of period	2,591,929	912,096

The Company recognized $2,055,494 in share-based compensation expense attributable to RSUs vesting during the three months ended March 31, 2022 ($202,295 for the three months ended March 31, 2021).

During the three months ended March 31, 2022

During the three months ended March 31, 2022, no RSUs were granted, exercised or vested.

During the three months ended March 31, 2021

On January 4, 2021, the Company issued 852,154 common shares to settle 852,154 that had vested. The Company did not receive any cash from this issuance.

12. Loss per share

	Three Months Ended
	March 31, 2022	March 31, 2021

(Loss) available to common shareholders	$(2,061,071)	$(6,014,429)

Weighted average number of shares outstanding, basic
and diluted	205,570,940	190,777,592

Basic and diluted (loss) per share	$(0.01)	$(0.03)

Approximately 12,729,976 and 10,790,606 of potentially dilutive securities for the three months ended March 31, 2022 and 2021, respectively were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to the net losses for such periods.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

13. General and administrative

	Three Months Ended
	March 31, 2022	March 31, 2021

Salaries and wages	$4,784,344	$3,448,129
Share based compensation	2,055,494	203,973
Executive compensation	673,614	499,336
Licenses and permits	843,029	588,041
Payroll taxes and benefits'	1,170,454	682,042
Supplies and office expenses	247,933	299,784
Subcontrators	732,984	474,640
Professional fees (legal, audit and other)	2,339,674	636,170
Miscelleneous general and administrative expenses	639,164	1,179,223
	$13,486,690	$8,011,338

14. Supplemental cash flow information

Change in Working Capital	March 31, 2022	March 31, 2021

Accounts Receivable	469,564	304,238
Inventory	1,341,349	(1,865,995)
Prepaid Expenses and Other Assets	242,118	(2,717,571)
Long-term Deposits and Other Assets	12,911	-
Deferred Tax Assets	(11,353)	-
Accounts Payable	506,527	1,609,235
Accrued Expenses	(1,765,521)	1,428,950
Income Taxes Payable	2,768,115	3,364,710
Other Liabilities	-	-
	$3,563,710	$2,123,567

Cash Paid

Income Taxes	$-	$-
Interest	$-	$-

Non-cash Financing and Investing Activities

Initial Recognition of Fair Value of Net Assets Acquired
in NGW Acquisition in Exchange for Shares, excluding Cash	$22,109,890	$-
Initial Recognition of ROU Assets and Lease Liabilities	$56,130	$-
Fixed Asset Amounts in Accounts Payable	$39,825	$369,066
Warrant liability reclassified to APIC on settlement	$-	$6,388,839
Reclassification of long term lease liabilities to current	$30,570	$-

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

15. Related Party Transactions and Balances

Related party transactions are summarized as follows:

a) Building Lease

The Company is the sub-lessee of approximately 2,000 square feet of office space and purchases certain printed marketing collateral and stationery items from a company owned by one of the Company’s Co-CEOs. Amounts paid for rent for the three months ended March 31, 2022 and 2021 equaled $6,010 and $6,010, respectively. Amounts paid for printed marketing collateral and stationery items to the same company were $183,914 and $30,287 for the three months ended March 31, 2022 and 2021, respectively.

The Company leased a cultivation facility from an entity owned by the Company’s Co-CEOs. Rent paid for this facility for the three months ended March 31, 2022 and 2021 equaled $nil and $229,054, respectively. On April 30, 2021, the Company’s Co-CEOs sold this building to an arm’s length third party who assumed the lease.

(b) Other

A company owned by one of the Company’s executives pays the Company for storage space. Amounts paid to the Company for storage space equaled $5,968 and $28,440 for the three months ended March 31, 2022 and 2020, respectively, and is recorded in other income.

16. Commitments and contingencies

(a) Construction Commitments

The Company had $5,580,235 of outstanding construction commitments as of March 31, 2022.

(b) Contingencies

The Company’s operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at March 31, 2022, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At March 31, 2022 and December 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

17. Risks

Credit risk

Credit risk is the risk that a third party might fail to discharge its obligations under the terms of a financial instrument. Credit risk arises from cash with banks and financial institutions. It is management’s opinion that the Company is not exposed to significant credit risk arising from these financial instruments. The Company limits credit risk by entering into business arrangements with high credit-quality counterparties.

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

Banking Risk

Notwithstanding that a majority of states have legalized medical marijuana, there has been no change in US federal banking laws related to the deposit and holding of funds derived from activities related to the marijuana industry. Given that US federal law provides that the production and possession of cannabis is illegal, there is a strong argument that banks cannot accept or deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty accessing the US banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate the business of the Company and leave the Company's cash holdings vulnerable.

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

Currency rate risk

As of March 31, 2022, a portion of the Company’s financial assets and liabilities held in Canadian dollars consist of cash and cash equivalents of $143,474 (December 31, 2021 - $165,943). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

18. Disaggregated Revenue

The following table presents the Company’s disaggregated revenue by sales channel:

	Three Months Ended
	March 31,	March 31,
	2022	2021

Retail	$23,559,391	$22,775,156
Wholesale	2,135,004	1,041,052

Net revenues	$25,694,395	$23,816,208

19. COVID-19

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

20. Next Green Wave Acquisition

On March 2, 2022 (the “Closing Date”), the Company completed a business combination acquisition of NGW. The Company entered into an arrangement agreement (the “Arrangement Agreement”) with NGW on December 20, 2021 pursuant to which Planet 13 agreed to acquire (the “Arrangement”) all of the issued and outstanding common shares of NGW (the “NGW Shares”) pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia). The Arrangement was approved by the holders of NGW Shares (the “NGW Shareholders”) at a special meeting of NGW Shareholders held on February 25, 2022 and approved by the Supreme Court of British Columbia on March 1, 2022.

Pursuant to the Plan of Arrangement, on March 2, 2022, the Company acquired all of the NGW Shares for a total consideration of 21,361,002 common shares of the Company and NGW then amalgamated with Planet 13. The NGW Shareholders received 0.1145 of one Planet 13 Share (the “Exchange Ratio”) and a nominal cash payment of C$0.0001 for each NGW Share held immediately prior to the Effective Time. As a result, 21,361,002 Planet 13 Shares and $15,205 in cash were issued in exchange for the NGW Shares. In addition, the number of Planet 13 Shares issued to any person pursuant to the Arrangement was rounded down to the nearest whole Planet 13 Share, with a cash consideration paid in lieu of the issuance of such fractional Planet 13 Share of C$3.379 per share.

Based upon the Exchange Ratio, all NGW options to acquire NGW Shares that were outstanding immediately prior to the Effective Time were also exchanged for Planet 13 options that will entitle the holders to receive, upon exercise thereof, Planet 13 Shares. As a result, the Company issued 1,106,925 options in exchange for the NGW options.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The NGW acquisition was accounted for as a stock purchase acquisition as NGW was deemed to be a business under ASC 805 Business Combinations and the Company is in the process of obtaining a third-party purchase price allocation analysis related to this acquisition. In the interim, the following table summarizes the initial allocation of consideration exchanged to the estimated fair value of identifiable intangible assets acquired assumed:

Consideration paid:

Cash	$15,205
Issuance of 21,361,002 Class A Shares (Note 11)	57,854,830
Issuance of 1,106,925 replacement options	1,239,818
59,109,853

Fair value of net assets acquired:

Cash	$1,478,698
Inventory	2,095,608
Accounts Receivable	1,306,803
Other current assets	67,340
Property, plant and equipment, net of accumulated depreciation	13,162,210
Other assets	185,619
Intangible asset - License	5,500,000
Goodwill	35,506,060
Accounts Payable	(20,219)
Accrued Liabilities	(172,266)
$59,109,853

The Company acquired NGW in order to become vertically integrated in California and to create a pathway to introduce it Nevada-based brands into the market.  NGW’s post-acquisition revenues, gross profit and net income included in the Company’s results for the three months ended March 31, 2022 were $466,927, $(82,215) and $(149,227).  The following table reflects the revenue, gross profit and comprehensive income (loss) that would have been reported if the acquisition had occurred at the beginning of the periods indicated:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	As Reported	NGW	Pro Forma	As Reported	NGW	Pro Forma

Revenue, net of discounts	$25,694,395	$870,651	$26,565,046	$23,816,218	$4,846,508	$28,662,726

Gross Profit	12,901,004	(131,700)	12,769,304	13,034,727	3,368,623	16,403,350

Comprehensive income (loss) for the period	(2,061,071)	(868,125)	(2,929,196)	(6,014,429)	1,750,995	(4,263,434)

The NGW cannabis licenses acquired have an indefinite life and as such will not be subject to amortization.  The ultimate amount of goodwill and other intangible assets resulting from the third-party purchase price allocation analysis will be assessed for impairment on at least an annual basis.  The Company does not expect that any of the goodwill of other identified intangible assets will be deductible for tax purposes.

21. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three months ended March 31, 2022. It is supplemental to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosure Regarding Forward-Looking Statements,” identified in this Quarterly Report on Form 10-Q. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements and information.

Overview of the Company

We are a multi-state cannabis operator with licenses to operate in Nevada, California, and Florida, and we have received notice of intent from the Illinois Department of Financial and Professional Regulation to award a license in Illinois. We are headquartered in Las Vegas, Nevada, at our superstore dispensary located adjacent to the Las Vegas strip. A detailed description of our corporate history and our business can be found in our Annual Report on Form 10-K for the year ended December 31, 2021.

As of March 31, 2022, we have over 700 employees and remain focused on providing our customers with the best products, best service and an experiential shopping experience at our superstore-themed dispensaries, while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California licensed cannabis cultivation and production activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing, (d) Planet 13 Florida, Inc. (“Planet 13 Florida”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) a 49% minority interest in Planet 13 Illinois, LLC (“Planet 13 Illinois”) which has received a notice of lottery award for an Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

Nevada

As of March 31, 2022, we held the following licensed operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the superstore in Las Vegas with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 25,000 square feet of indoor cultivation currently expanding up to 45,000 square feet co-located with our production license at that facility, and a small-indoor rural site in Beatty, Nevada expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, and (e) two cannabis distribution licenses, one active and one conditional. On April 22, 2022, we entered into an agreement to sell the conditional distribution license, which remains subject to Nevada regulatory approval. The sale and will have no impact on our sales or ability to operate in Nevada.

At the Planet 13 Las Vegas Superstore, we also offer ancillary services to our customers, including a restaurant with liquor license, a retail store, and our online cannabidiol (“CBD”) store which also sells products in our facility.

California

As of March 31, 2022, we held the following licensed operations in California: (a) an adult-use dispensary superstore co-located with a distribution license at our 33,000 square foot facility in Santa Ana which we built and opened on July 1, 2021 (the “Planet 13 OC Superstore”), (b) following the closing of our Plan of Arrangement with Next Green Wave Holdings Inc. (“NGW”) on March 2, 2022, as more fully discussed in Acquisitions below, one dual-use and two adult-use cultivation licenses along with a nursery license and distribution license at our 35,000 square foot cultivation facility, and one Type P production license at a 4,000 square foot facility. As of May 5, 2022, we received notification that our application to enhance the Type P production license to Type 6 non-volatile extraction license had been approved by the State of California, to produce our existing product lines, including gummies, concentrates, chocolates, and beverages and distribute them for wholesale sales in California.

Florida

As of March 31, 2022, we are continuing capital outlays to utilize our Florida MMTC license issued by the Florida Department of Health that was acquired by our wholly owned subsidiary, Planet 13 Florida, on October 1, 2021 for $55 million in cash. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of March 31, 2022, there were 22 companies with MMTC licenses in Florida, many of which are not yet operational. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate. As part of our Florida expansion, as of the date of this report, we have entered into two leases for dispensing locations in Florida.

Illinois

On August 5, 2021, Planet 13 Illinois, in which entity we hold a minority interest, won a Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region from the Illinois Department of Financial and Professional Regulation. We are evaluating potential locations for a dispensary, pending license issuance from Illinois regulators. We own 49% of Planet 13 Illinois and 51% is owned by Frank Cowan.

COVID-19 Pandemic Update for First Quarter 2022

Starting on February 10, 2022, COVID-19 protocols in Nevada no longer include mask mandates in Clark and Nye County, where we have operations, for all individuals within public indoor settings.

On March 1, 2022, the State of California changed mask requirements arising under the general industry safety order by Cal/OSHA, with a strong recommendation that masks were required statewide for unvaccinated individuals in indoor public settings and workplaces, as opposed to the previous requirement for mask use by unvaccinated individuals.

We caution that current global uncertainty with respect to the spread of COVID-19 or its variants and its effect on the broader global economy may have a significant negative effect on us. As reflected in this MD&A, the COVID-19 pandemic has had a negative effect on our business. While the continued impact of COVID-19 on us remains unknown, continued spread of COVID-19 or its variants may have a material adverse effect on global economic activity and can, and in some cases, has resulted in volatility and disruption to global supply chains, operations, mobility of people and the financial markets, which could and may continue to affect interest rates, credit ratings, credit risk, inflation, business, financial conditions, results of operations and other factors relevant to us. Long-term economic impacts relating to COVID-19 and state and national fiscal policy related to combatting the economic impacts of COVID-19 may have a long-term detrimental impact on customer spending, costs of customer acquisition, and may be a driver for rapid inflation which could negatively affect our customers’ discretionary spending capability or increase our materials and labor costs in future periods.

Acquisitions

On March 2, 2022 (the “Closing Date”), we completed our acquisition of NGW. We entered into an arrangement agreement (the “Arrangement Agreement”) with NGW on December 20, 2021, pursuant to which we agreed to acquire (the “Arrangement”) all of the issued and outstanding common shares of NGW (the “NGW Shares”) pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia). The Arrangement was approved by the holders of NGW Shares (the “NGW Shareholders”) at a special meeting of NGW Shareholders held on February 25, 2022, and approved by the Supreme Court of British Columbia on March 1, 2022.

Pursuant to the Plan of Arrangement, at 12:01 a.m. (Vancouver time) (the “Effective Time”) on the Closing Date, we acquired all of the NGW Shares for a total consideration of approximately C$71,791,700 (based on the closing price of our Common Shares (the “Planet 13 Shares”) on the Canadian Securities Exchange on February 28, 2022), and NGW then amalgamated with us. The NGW Shareholders received 0.1145 of one Planet 13 Share (the “Exchange Ratio”) and a nominal cash payment of C$0.0001 for each NGW Share held immediately prior to the Effective Time. As a result, 21,361,002 Planet 13 Shares and $15,205 in cash were issued in exchange for the NGW Shares. In addition, the number of Planet 13 Shares issued to any person pursuant to the Arrangement was rounded down to the nearest whole Planet 13 Share, with a cash consideration paid in lieu of the issuance of such fractional Planet 13 Share of C$3.379 per share.

Based upon the Exchange Ratio, all NGW options to acquire NGW Shares that were outstanding immediately prior to the Effective Time were also exchanged for our options that will entitle the holders to receive, upon exercise thereof, Planet 13 Shares. As a result, we issued 1,106,925 options in exchange for the NGW options.

Results of Operations

Expressed in USD$	Three Months Ended
	March 31, 2022	March 31, 2021	Percentage Change
Revenue
Net revenue	25,694,395	23,816,208	7.9%
Cost of Goods Sold	(12,793,391)	(10,781,481)	18.7%
Gross Profit	12,901,004	13,034,727	(1.0)%
Gross Profit Margin %	50.2%	54.7%

Expenses
General and Administrative	13,486,691	7,974,816	69.1%
Sales and Marketing	603,242	659,949	(8.6)%
Lease expense	481,247	612,326	(21,4)%
Depreciation and Amortization	2,040,052	964,597	111.5%

Total Expenses	16,611,231	10,211,687	62.7%

Income (Loss) From Operations	(3,710,227)	2,823,040	(231.4)%

Other Income (Expense):
Interest income (expense), net	(27,353)	7,158	(482.1)%
Foreign exchange gain (loss)	(95,907)	829,635	(111.5)%
Transaction costs	-	(256,666)	(100.0)%
Change in fair value of warrants	4,159,809	(6,187,530)	(167.2)%
Other income	314,465	62,897	400.0%
Total Other Income (Expense)	4,405,918	(5,558,822)	179.3%

Income (loss) for the period before tax	695,691	(2,735,782)	(179.3)%
Provision for income tax (current and deferred)	2,756,762	3,278,647	(15.9)%
Loss for the period	(2,061,701)	(6,014,429)	(65.7)%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding
Basic and diluted	205,570,940	190,777,592

We experienced a 7.9% increase in net revenue during the three months ended March 31, 2022, when compared to the three months ended March 31, 2021. The increase is attributable to the addition of revenue from the Planet 13 OC Superstore that was not open during the prior period and the addition of revenue from the recently acquired NGW cultivation operations in California, offset by a decline in net revenue from our operations in Nevada. The COVID-19 shutdowns and protocols relating to the Omicron surge impacted our tourist customer base and we saw a 10% decrease in customers during the quarter when compared to the three months ended March 31, 2021. Overall, net revenue grew by 7.9% during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. The increase in inflation, including the increase in the price of gasoline, reduced disposable income of our customers during the three months ended March 31, 2022 had an impact on the number of customers and tourists visiting the Planet 13 Las Vegas Superstore and our other retail locations during the three months ended March 31, 2022.

Details of net revenue by product category are as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021	Percentage Change
Flower	$9,771,127	$13,471,590	(27.5)%
Concentrates	7,501,540	5,406,505	38.8%
Edibles	5,028,813	2,792,455	80.1%
Topicals and Other Revenue	1,727,837	1,111,587	55.4%
Wholesale	1,665,078	1,034,071	61.0%
Net revenue	$25,694,395	$23,816,208	7.9%

Gross profit margin for the three months ended March 31, 2022 decreased to 50.2% from 54.7% when compared to the three months ended March 31, 2021. The decrease in gross profit margin for the three months ended March 31, 2022 was a result of additional wholesale revenue from the recently acquired NGW cultivation assets in California that have an inherently lower gross margin than retail sales revenue

The costs of internal cultivation have continued to trend down as we continue to improve our yields and cultivation efficiency across all of our cultivation facilities. In addition, margin enhancement through the creation of internally generated brands, such as TRENDI, Leaf & Vine, HaHa Gummies, Dreamland Chocolate, HaHa Beverages and Medizin, continued to have a positive impact on gross margins during the three months ended March 31, 2022, helping offset the lower margins received on the sale of wholesale product and the sales to local customers in the State of Nevada. We anticipate that margins will trend upward as tourist customers return to Las Vegas and the Planet 13 Las Vegas Superstore in greater numbers and through our ability to produce our award-winning brands in California and introduce those brands into our Planet 13 OC Superstore along with the recent introduction of NGW premium flower to the Planet 13 OC Superstore.

Our premium cultivation facilities were operating near capacity during the three months ended March 31, 2022, and March 31, 2021, respectively. The amount of cannabis grown during the period increased significantly when compared to the prior year period due to the addition of the 35,000 square feet of cultivation capacity that was added as part of the NGW acquisition on March 2, 2022.  The wholesale flower market in California came under pressure due to excess supply of flower and biomass from the harvest of outdoor crops during the November 2021 to March 2022 period. Wholesale flower prices experienced significant decline during this period, impacting gross margins and revenue at our NGW cultivation facility during the period. The supply of wholesale flower in California appears to be stabilizing and we have seen increases in both demand and the price received for premium indoor grown flower in late April and early May 2022.

Overall gross margin was $12,901,004 and $13,034,727 for the three months ended March 31, 2022, and 2021 respectively, a decrease of 1.0%.

General and Administrative (“G&A”) expenses (which includes non-cash share-based compensation expenses,) increased by 69.1% during the three months ended March 31, 2022, when compared to the three months ended March 31, 2021. The large increase in G&A expenses incurred during the three months ended March 31, 2022 , was a result of the addition of costs from the recently acquired NGW cultivation assets in California, increased costs incurred as a result of inflationary pressure on salary and wages and other costs during the period when compared to the prior year period and the addition of G&A expenses for the Planet 13 OC Superstore location that was not open during the prior year period as well as increased expenditures related to corporate initiatives (registration of the class of our Common Shares through filing a Form 10 registration statement with the SEC and merger and acquisition related fees incurred on the closing of the NGW acquisition) that were expensed during the three months ended March 31, 2022 when compared to the prior year period. Overall, excluding non-cash share-based compensation expenses and acquisition and other one-time professional fees incurred, G&A expenses as a percentage of revenue equaled 35.4% for the three months ended March 31, 2022, compared to 30.1% for the three months ended March 31, 2021.

A detailed breakdown of G&A expenses is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021	Percentage change

Salaries and wages	$4,784,344	$3,448,129	38.8%
Executive compensation	673,614	499,336	34.9%
Licenses and permits	843,029	588,041	43.4%
Payroll taxes and benefits	1,170,454	682,042	71.6%
Supplies and office expenses	247,933	299,784	(17.3)%
Subcontractors	732,984	474,640	54.4%
Professional fees (legal, audit and other)	2,339,674	636,170	267.8%
Miscellaneous general and administrative expenses	639,164	1,142,701	(45.8)%
Share-based compensation expense	2,055,494	203,973	907.7%
	$13,486,691	$7,974,816	69.1%

Non-cash, share based compensation of $2,055,494 was recognized during the three months ended March 31, 2022, increasing from $203,973 incurred during the three months ended March 31, 2021. The increase can be attributable to the vesting schedule for both Restricted Share Units (“RSUs”) and incentive stock options that were previously granted, particularly the net 3,954,213 RSUs that were granted on April 18, 2021, that vest 1/3 on December 1, 2021, and 1/3 on the first and second anniversary of the first vesting date. These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs. See Note 12 to our audited consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2021 for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses decreased by 8.6% during the three months ended March 31, 2022, when compared to the prior year period. The decrease was a result of us continuing to refine our marketing efforts to optimize marketing spend on initiatives that drive increased customer traffic to the Planet 13 Las Vegas Superstore and the Planet 13 OC Superstore and our Medizin dispensary in Nevada.

Lease expense decreased by 21.4% during the three months ended March 31, 2022, when compared to the prior year period due to the Company receiving a financial incentive from the landlord of the Planet 13 OC Superstore during the three months ended March 31, 2022. We are amortizing this benefit over the remaining life of the lease.

Depreciation and Amortization increased 111.5% during the three months ended March 31, 2022, when compared to the prior year period because of the recording of depreciation on the NGW cultivation facility during the period as well as depreciation from the Planet 13 OC Superstore location, both of which were not owned/open during the prior year comparative period.

Interest income of $27,353 during the three months ended March 31, 2022, compared to interest expense of $7,158 during the three months ended March 31, 2021, relates to accrued interest on our long-term debt that is due and payable on demand offset by interest income earned on cash deposits. The balance of long-term debt as of March 31, 2022, was $884,000 compared to $884,000 as of December 31, 2021.

We conduct our operations in both the United States dollars and Canadian dollars, holding financial assets and incurring expenses in both currencies. On December 31, 2021, the value of the USD was USD$1.00=CAD$1.2678 compared to the value of the USD of USD$1.00=CAD$1.2496 at March 31, 2022 and averaged USD$1.00=CAD$1.2662 during the three months ended March 31, 2022, resulting in our realizing a foreign exchange gain of $95,709 during the three months ended March 31, 2022 compared to a foreign exchange loss of $829,635 during the prior year period. It is our policy not to hedge our CAD exposure.

Warrants are accounted for in accordance with the applicable authoritative accounting guidance in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), as derivative liabilities based on the specific terms of the warrant agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss. During the three months ended March 31, 2022, the change in fair value of the warrants resulted in a gain of $4,159,809 compared to a loss of ($6,187,530) during the prior year period.

Other income, consisting of Automated Teller Machine (“ATM”) fees, interest and other miscellaneous income was $314,465 for the three months ended March 31, 2022 , compared to $62,897 for the three months ended March 31, 2021.

Transaction costs related to the issuance of warrants of $0 were incurred during the three months ended March 31, 2022, compared to transaction costs of $256,666 during the three months ended March 31, 2021. The transaction costs represent a portion of the issuance costs that were allocated to the issuance of warrants as part of the bought deal equity financings that were completed during the three months ended March 31, 2021.

The income tax expense for the three months ended March 31, 2022, was $2,756,762 compared to $3,278,647 for the prior year period. The tax expense decreased due to the decrease in taxable profitability during the period. We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent of our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the three months ended March 31, 2022, was $2,061,071 (($0.01) per share) compared to an overall net loss of $6,014,429 (($0.03) per share) for the three months ended March 31, 2021.

Segmented Disclosure

We operate in a single reportable operating segment as a vertically integrated cannabis company with cultivation, production and distribution operations in Nevada, and cultivation, retail dispensary and distribution operations in California.

Liquidity and Capital Resources

As of March 31, 2022, our financial instruments consist of cash, deposits, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of March 31, 2022, we had working capital of $68,825,761 compared to working capital of $68,274,640 as of December 31, 2021. The Company has adequate liquidity in the form of cash on hand to fund all of its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, including the planned expansion of a cultivation facility in Clark Country, Nevada the planned build-out of our operations in Florida, further expansion of operations in Nevada and the potential build-out of an Illinois retail location.

The following table relates to the three months ended March 31, 2022, and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows provided by operating activities	2,960,740	3,793,326
Cash flows used in investing activities	(2,547,909)	(3,471,948)
Cash flows provided by financing activities	0	61,242,812

Cash Flows from Operating Activities

Net cash provided by operating activities was $2,960,740 for the three months ended March 31, 2022, compared to cash provided by operating activities of $3,793,326 for the three months ended March 31, 2021. The decrease is primarily due to the net changes in non-cash working capital items, included income tax liability, which decreased as a result of cash payments for income taxes during the three months ended March 31, 2022, when compared to the three months ended March 31, 2021.

Cash Flows from Investing Activities

Net cash used in investing activities was $2,547,909 for the three months ended March 31, 2022, compared to net cash used in investing activities of $3,741,948 for the three months ended March 31, 2021. The decrease is due to lower amounts spent on capital expenditures during the period when compared to the three months ended March 31, 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2022, compared to net cash provided by financing activities of $61,242,812 for the three months ended March 31, 2021. The decrease was primarily related to no warrants or options being exercised during the period and no equity financings or private placements being completed during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

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

Should financing not be available, the Company has adequate liquidity in the form of cash on hand to fund all of its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, including the planned expansion of a cultivation facility in Clark County, Nevada, the planned build-out of our operations in Florida, further expansion of operations in Nevada and the potential build-out of an Illinois retail location.

Capital Management

Our capital consists of shareholders’ equity. Our objective when managing capital is to maintain adequate levels of funding to support the development of our businesses and maintain the necessary corporate and administrative functions to facilitate these activities. This is done primarily through equity financing and incurring debt. Future financings are dependent on market conditions and there can be no assurance we will be able to raise funds in the future. We invest all capital that is surplus to our immediate operational needs in short-term, highly liquid, and high-grade financial instruments. There were no changes to our approach to capital management during the period. We are not subject to externally imposed capital requirements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2022, or as of December 31, 2021, or as of the date hereof.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make judgements, estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements. Although these estimates are based on management’s best knowledge of the amounts, events or actions, actual results may differ from those estimates. Estimates and judgements are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that are believed to be reasonable.

Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

There have been no material changes to our critical accounting estimates as set forth in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no actual or to our knowledge contemplated legal proceedings material to us or our subsidiaries or to which any of our or any of our subsidiaries’ property is the subject matter.

Item 1A. Risk Factors.

 In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, financial results, or future performance. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Amalgamation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on March 8, 2022).
3.2	Notice of Articles (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on March 8, 2022).
3.3	Articles of Planet 13 Holdings Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on March 8, 2022).
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

101. INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2022	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer

	By:	/s/ Dennis Logan
Dennis Logan
Chief Financial Officer

