Form 10-Q
period 2022-06-30
Planet 13 Holdings Inc.
filed 2022-08-15
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

________________________________

FORM 10-Q

________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 220,146,277 Common Shares outstanding.

Planet 13 Holdings Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2022

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

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we had more than $1.07 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission the (“SEC”) or if we issued more than $1.0 billion of non-convertible debt over a three-year period.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking information” and “forward-looking statements” within the meaning of applicable Canadian securities laws and United States securities laws. All information, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that addresses activities, events or developments that we expect or anticipate will or may occur in the future is forward-looking information. Forward-looking information is often identified by the words “may,” “would,” “could,” “should,” “will,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “expect” or similar expressions and may include, among others, information regarding: the anticipated benefits of the March 2, 2022 acquisition of Next Green Wave Holdings Inc. (“NGW”), including the corporate, operational and financial benefits, our strategic plans and expansion and expectations regarding the growth of the California cannabis market; statements relating to the business and future activities of, and developments related to, us after the date of this Quarterly Report on Form 10-Q, including such things as future business strategy, competitive strengths, goals, expansion and growth of our business, operations and plans, new revenue streams, the completion by us of contemplated acquisitions of additional real estate, cultivation and licensing assets, the roll out of new dispensaries, the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for, the expansion of existing cultivation and production facilities, the completion of cultivation and production facilities that are under construction, the construction of additional cultivation and production facilities, the expansion into additional U.S. markets, any potential future legalization of adult-use and/or medical cannabis under U.S. federal law; expectations of market size and growth in the United States and the states in which we operate or contemplate future operations; expectations for other economic, business, regulatory and/or competitive factors related to us or the cannabis industry generally; and other events or conditions that may occur in the future.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$52,615,324	$61,588,843
Accounts Receivable	1,540,388	1,216,128
Inventory	14,187,222	14,225,369
Prepaid Expenses and Other Current Assets	2,946,572	3,977,524

Total Current Assets	71,289,506	81,007,864

Property and Equipment	70,362,038	50,778,277
Intangible Assets	68,898,007	63,398,007
Goodwill	35,621,853	-
Right of Use Assets - Operating	21,062,083	20,399,965
Long-term Deposits and Other Assets	1,019,629	1,061,879
Deferred Tax Asset	190,432	162,804

TOTAL ASSETS	$268,443,548	$216,808,796

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$2,339,434	$3,266,783
Accrued Expenses	6,202,535	7,032,620
Income Taxes Payable	89,272	1,126,249
Notes Payable - Current Portion	884,000	884,000
Operating Lease Liabilities	418,443	423,573

Total Current Liabilities	9,933,684	12,733,225

Long-Term Liabilities:
Operating Lease Liabilities	25,142,176	23,134,012
Warranty Liability	423,573	7,206,049
Other Long-term Liabilities	28,000	28,000

Total Liabilities	35,527,433	43,101,286

Shareholders’ Equity
Common Shares, par value, unlimited Common Shares authorized, 220,146,277 issued and outstanding at June 30, 2022 and 198,687,950 at December 31, 2021	-	-
Additional Paid-In Capital	309,170,905	245,861,704
Retained Earnings (Deficit)	(76,254,790)	(72,154,194)
Total Shareholders’ Equity	232,916,115	173,707,510

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$268,443,548	$216,808,796

On behalf of the Board:
Michael Harman	Adrienne O’Neal
/s/ Michael Harman	/s/ Adrienne O’Neal
Director	Director

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenues, net of discounts	$28,412,230	$32,843,588	$54,106,625	$56,659,796
Cost of Goods Sold	(14,587,723)	(13,837,469)	(27,381,114)	(24,618,950)
Gross Profit	13,824,507	19,006,119	26,725,511	32,040,846

Expenses:
General and Administrative	12,011,053	16,385,722	25,497,743	24,360,538
Sales and Marketing	887,436	1,543,406	1,490,678	2,203,355
Lease Expense	779,050	647,932	1,260,297	1,260,258
Depreciation	1,963,937	984,407	4,003,989	1,949,003

Total Expenses	15,641,476	19,561,467	32,252,707	29,773,154

Income (Loss) From Operations	(1,816,969)	(555,348)	(5,527,196)	2,267,692

Other Income (Expense):
Interest income (expense), net	45,258	(9,544)	72,611	(16,702)
Foreign exchange gain (loss)	74,543	896,630	(21,166)	1,726,265
Transaction costs	-	-	-	(256,666)
Change in fair value of warrant liability	2,635,425	(3,063,643)	6,795,234	(9,251,173)
Other Income, net	(85,698)	123,527	228,767	186,424

Total Other Income	2,669,528	(2,053,030)	7,075,446	(7,611,852)

Income (Loss) Before Provision for Income Taxes	852,559	(2,608,378)	1,548,250	(5,344,160)

Provision For Income Taxes
Current Tax Expense	(2,908,359)	(3,081,017)	(5,676,474)	(6,445,727)
Deferred Tax Recovery	16,275	124,677	27,628	210,740
	(2,892,084)	(2,956,340)	(5,648,846)	(6,234,987)

Loss and Comprehensive Loss for the Period	$(2,039,525)	$(5,564,718)	$(4,100,596)	$(11,579,147)

Loss per Share
Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.06)

Weighted Average Number of Common Shares
Basic and diluted	220,088,004	196,292,786	212,869,574	193,550,424

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Common Shares	Class A Restricted Shares	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2021	126,573,250	55,232,940	150,963	$159,399,056	$(52,693,242)	$106,705,814

Shares Issued on Settlement of RSUs	855,858	-	-	-	-	-
Share based Compensation - RSUs	-	-	-	5,594,617	-	5,594,617
Shares Issued on Exercise of Broker Warrants	446,801	-	(446,801)	2,720,007	-	2,720,007
Shares Issued on Exercise of Other Warrants	3,312,139	-	-	20,304,828	-	20,304,828
Shares Issued on Exercise of Options	109,669	-	-	86,216	-	86,216
Share Based Compensation - Options	-	-	-	3,104	-	3,104
Shares Issued on Bought Deal Financings, net	9,861,250	-	591,676	47,729,735	-	47,729,735
Loss for the Period	-	-	-	-	(11,579,147)	(11,579,147)

Balance, June 30, 2021	141,158,967	55,232,940	295,838	$235,837,563	$(64,272,389)	$171,565,174

Balance, January 1, 2022	198,687,950	-	295,838	245,861,704	(72,154,194)	173,707,510

Share based Compensation - RSUs	-	-	-	4,116,573	-	4,116,573
Shares Issued on Acquisition	21,361,002	-	-	57,854,830	-	57,854,830
Replacement Options issued on acquisition	-	-	-	1,239,818	-	1,239,818
Shares Issued on Exercise of Options	97,325			97,980	-	97,980
Loss for the Period	-	-	-	-	(4,100,596)	(4,100,596)

Balance, June 30, 2022	220,146,277	-	295,838	$309,170,905	$(76,254,790)	$232,916,115

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In U.S. Dollars)

	Six Months Ended
	June 30, 2022	June 30, 2021
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(4,100,596)	$(11,579,147)
Adjustments for items not involving cash:
Shared based compensation expense	4,116,573	5,597,721
Non-cash lease expense	1,799,593	435,057
Depreciation	5,316,191	1,949,003
Amortization of lease incentive	(260,987)	-
Change in fair value of warrant liability	(6,795,234)	9,251,173
Loss on translation of warrant liability	12,758	282,714
Transaction costs	-	256,666
Deferred tax liability	-	(31,129)
Proceeds from lease incentive	1,000,000	-
Unrealized gain on foreign currency exchange	-	48,924
	1,088,298	6,210,982

Net Changes in Non-cash Working Capital Items	1,848,718	(1,878,599)
Repayment of lease liabilities	(1,751,380)	(435,057)
Total Operating	1,185,636	3,897,326

FINANCING ACTIVITIES

Proceeds from private placements	-	53,852,980
Proceeds from exercise of warrants and options	97,980	14,155,679
Financing issuance expenses	-	(3,494,930)
Total Financing	97,980	64,513,729

INVESTING ACTIVITIES

Purchase of property, plant and equipment	(11,737,742)	(11,486,978)
Cash acquired through NGW acquisition	1,478,698	-
Total Investing	(10,259,044)	(11,486,978)

Effect of foreign exchange on cash	1,909	361,901

NET CHANGE IN CASH DURING THE YEAR	(8,973,519)	57,285,978

CASH
Beginning of Period	61,588,843	79,000,850

End of Period	$52,615,324	$136,286,828

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

1. Nature of operations

Planet 13 Holdings Inc. (“Planet 13” or the “Company”) was incorporated under the Canada Business Corporations Act on April 26, 2002 and continued under the British Columbia Business Corporations Act on September 24, 2019.

The Company is a vertically integrated cultivator and provider of cannabis and cannabis-infused products that is licensed under the laws of the States of Nevada, California, and Florida with a license lottery win-result in Illinois. The Company is licensed in these jurisdictions as follows: six Nevada licenses for cultivation (three medical and three adult-use), six Nevada licenses for production (three medical and three adult-use), three Nevada dispensary licenses (one medical and two adult-use), two Nevada licenses for distribution (one active, one conditional), one adult-use dispensary license in California, one distribution license in California, one Medical Marijuana Treatment Center license in Florida (unlimited medical dispensaries, cultivation and processing) and one lottery win for an adult-use dispensary license in Illinois. As of March 2, 2022, by way of acquisition and in addition to the licenses listed above, the Company added three California cultivation licenses (one medical and two adult-use), one California cultivation nursery license, one California distribution license, one California license for adult-use manufacture, and one pending California license for adult-use cultivation processing. On July 12, 2022, the California Department of Cannabis Control approved the Company’s cultivation processing license.

Planet 13 is a public company which is listed on the Canadian Securities Exchange (“CSE”) under the symbol PLTH and on the OTCQX exchange under the symbol “PLNHF”.

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

These consolidated financial statements were authorized for issuance by the Board of Directors of the Company on August 15, 2022.

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

These consolidated financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at June 30, 2022	Jurisdiction of Incorporation	Ownership Interest 2022	Ownership Interest 2021	Nature of Business

MM Development Company, Inc. (“MMDC”)	Nevada, USA	100%	100%	NV license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Holding company
LBC CBD LLC (“LBC”)	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	CA license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	0%	Holding company
Next Green Wave, LLC	California, USA	100%	0%	CA license holding company; cannabis cultivation and processing
MM Development MI, Inc.	Michigan, USA	100%	100%	Holding company
MM Development CA, Inc.	California, USA	100%	100%	Holding company
Planet 13 Illinois, LLC	Illinois, USA	49%	49%	IL license holding company
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company
By The Slice, LLC	Nevada, USA	100%	100%	Food retailing
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Florida, Inc.	Florida, USA	100%	100%	FL license holding company

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

ii)	Functional currency

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

	June 30,	December 31,
	2022	2021

Raw materials	$4,694,492	$3,093,646
Packaging and miscellaneous	2,388,774	1,825,514
Work in progress	2,291,714	2,883,955
Finished goods	4,812,242	6,422,254

	$14,187,222	$14,225,369

Cost of Inventory is recognized as an expense when sold and included in the cost of goods sold. During the three and six months ended June 30, 2022, the Company recognized $14,587,723 and $27,381,114 (2021 - $13,837,469 and $24,618,950) of inventory expensed to cost of goods sold.

4. Prepaid expenses and other current assets

	June 30,	December 31,
	2022	2021

Security deposits	$1,232,012	$2,287,596
Advertising and Marketing	-	306,415
Prepaid rent	239,411	218,599
Insurance	446,997	804,608
License fees	761,691	36,008
Miscellaneous	266,461	324,298

	$2,946,572	$3,977,524

5. Property and equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2021	$630,299	$1,707,894	$11,105,241	$54,718,371	$127,680	$68,289,485
Additions	7,282,912	9,098,972	513,704	1,425,680	6,578,684	24,899,952
At June 30, 2022	$7,913,211	$10,806,866	$11,618,945	$56,144,051	$6,706,364	$93,189,437

Depreciation

At December 31, 2021	$179,297	$246,447	$3,801,166	$13,284,298	$-	$17,511,208
Additions	26,112	126,185	1,157,320	4,006,574	-	5,316,191
Transfers & disposals	-	-	3,743	(3,743)	-	-
At June 30, 2022	$205,409	$372,632	$4,962,229	$17,287,129	$-	$22,827,399

Carrying amount

At December 31, 2021	$451,002	$1,461,447	$7,304,075	$41,434,073	$127,680	$50,778,277
At June 30, 2022	$7,707,802	$10,434,234	$7,079,645	$38,856,922	$6,706,364	$70,362,038

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

As at June 30, 2022, costs related to construction of facilities were capitalized as construction in progress and not depreciated. Once construction is completed, the construction in progress balance is moved to the appropriate fixed asset account and depreciation commences. The contractual construction commitment as of June 30, 2022 was $3,078,982 (December 31, 2021 - $nil).

For the six months ended June 30, 2022, depreciation expense was $5,316,191 (2021 - $2,827,246) of which $1,327,062 (2021 - $903,929) was included in cost of goods sold.

During the six months ended June 30, 2022, the Company transferred $3,743 and $3,743 in gross asset value and accumulated depreciation, respectively, from leasehold improvements to equipment.

6. Intangible assets

	Retail Dispensary Santa Ana	Retail Dispensary Clark County	Cultivation and Production Clark County	Master License Florida	Cultivation Coalinga, California	Total

Carrying amount
Balance, December 31, 2021	$6,151,343	$690,000	$709,798	$55,846,866	$-	$63,398,007
Additions – NGW	-	-	-	-	5,500,000	5,500,000
Balance, June 30, 2022	$6,151,343	$690,000	$709,798	$55,846,866	$5,500,000	$68,898,007

On March 2, 2022, the Company closed on its acquisition of Next Green Wave Holdings, Inc. (“NGW”) resulting in the Company acquiring a California cultivation and distribution license held by NGW in Coalinga, California. The acquisition was accounted for as a stock purchase acquisition as NGW was deemed to be a business under ASC 805 Business Combinations (Note 20).

7. Leases

The Company’s lease agreements are for cultivation, manufacturing, retail office premises and for vehicles. The property lease terms range between 7 years and 21 years depending on the facility and are subject to an average of 2 renewal periods of equal length as the original lease. Leases for vehicles are typically between 4 years and 6 years with no renewal terms. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Rent expense for leases with escalation clauses is accounted for on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table provides the components of lease costs recognized in the unaudited interim condensed consolidated statement of operations and comprehensive loss for three and six month periods ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Operating lease costs	$1,209,063	$1,105,384	$2,180,306	$2,175,160

Finance lease costs:
Amortization of lease assets	-	12,488	-	25,087
Interest on lease liabilities	-	1,104	-	2,687
Finance lease costs	-	13,592	-	27,774
Short term lease expense	117	10,707	1,584	8,577
Total lease costs	$1,209,180	$1,129,683	$2,181,890	$2,211,511

Other information related to operating and finance leases as of and for the six months ended June 30, 2022 and 2021 are as follows:

	June 30, 2022		June 30, 2021
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease

Weighted average discount rate	15.00%	15.00%	15.00%	15.00%
Weighted average remaining lease term	-	11.37	0.14	16.21

The maturity of the contractual undiscounted lease liabilities as of June 30, 2022 and December 31, 2021 are:

	June 30, 2022		December 31, 2021
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease

One year	$-	$3,759,880	$-	$3,595,030
Two years	-	4,047,229	-	3,729,936
Three years	-	4,188,742	-	3,870,217
Four years	-	4,209,004	-	3,965,923
Five years	-	4,204,056	-	3,880,082
Thereafter	-	59,189,515	-	54,138,155

Total undiscounted lease liabilities	-	79,598,426	-	73,170,343
Interest on lease liabilities	-	(54,037,807)	-	(49,612,758)
Total present value of minimum lease payments	-	25,560,619		23,557,585
Lease liability - current portion	-	(418,443)		(423,573)
Lease liability	$-	$25,142,176	$-	$23,134,012

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Principally all leases relate to real estate. Additional information on the right-of-use assets is as follows:

	June 30, 2022		December 31, 2021
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease
Gross carrying amount
Balance, beginning of period	$133,561	$22,830,123	$133,561	$21,962,564
Lease additions and modifications	-	2,326,202	-	867,559
Lease incentives	-	(760,866)
Disposals	(96,601)	(406,351)	-	-
Balance, end of period	$36,960	$23,989,108	$133,561	$22,830,123

Depreciation
Balance, beginning of period	$133,561	$2,430,158	$88,889	$1,464,669
Additions	-	553,690	44,672	965,489
Disposals	(96,601)	(56,823)	-	-
Balance, end of period	$36,960	$2,927,025	$133,561	$2,430,158

Carrying amount, beginning of period	$-	$20,399,965	$44,672	$20,497,895
Carrying amount, end of period	$-	$21,062,083	$-	$20,399,965

For the three and six months ended June 30, 2022, the Company incurred $1,209,063 and $2,180,306 of operating lease costs, respectively (2021 - $1,105,384 and $2,175,160), of which $430,013 and $920,009, respectively (2021 - $457,452 and $914,902) was capitalized to inventory or included in cost of goods sold.

8. Notes payable

	June 30,	December 31,
	2022	2021

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	884,000	884,000

	$884,000	$884,000
Less current portion	(884,000)	(884,000)
	$-	$-

Started maturities of debt obligations are as follow:

Next 12 months Promissory Note		$884,000

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

9. Share capital

The Company is authorized to issue an unlimited number of common shares and an unlimited number of Class A shares.

		Number of Common Shares
		June 30,	December 31,
		2022	2021
Common Shares
Balance at January 1		198,687,950	126,573,250
Shares issued on settlement of RSU’s	i.	-	3,126,534
Shares issued on exercise of options	ii.	97,325	121,336
Shares issued on exercise of warrants	iii.	-	3,772,640
Shares issued on financing - February 2021	iv.	-	9,861,250
Shares issued on conversion of Class A shares	v.	-	55,232,940
Shares issued on acquisition (Note 20)		21,361,002	-

Total common shares outstanding		220,146,277	198,687,950

i. Shares issued for Restricted Share Units

During the six months ended June 30, 2022, no Restricted Share Units (“RSUs”) were awarded, vested or settled and 18,000 RSUs were cancelled.

During the year ended December 31, 2021, the Company issued 3,126,534 common shares on the settlement of RSUs that had vested during the period. The Company did not receive any cash proceeds on the settlement.

ii. Shares issued for Stock Options

During the six months ended June 30, 2022, 1,106,925 replacement options were issued to holders of NGW options in connection with the Company’s acquisition of NGW. The Company issued 97,325 common shares on the exercise of options that had a strike price of CAD$1.31 resulting in cash proceeds of $97,980 (CAD$127,496). Other than the replacement options, no options were awarded and 286,250 options expired.

During the year ended December 31, 2021, the Company issued 121,336 common shares on the exercise of options that had a strike price in the range of CAD$0.75 to CAD$1.55 per common share resulting in cash proceeds of $86,216 (CAD$108,987).

iii. Shares issued on the exercise of Warrants

During the six months ended June 30, 2022, no warrants were issued, exercised or expired.

During the year ended December 31, 2021, the Company issued 3,772,640 common shares to warrant holders who exercised 3,772,640 warrants resulting in cash proceeds of $14,093,793 (CAD$17,848,084).

iv. Shares issued on Financing – February 2021

During the year ended December 31, 2021, the Company completed a bought deal financing on February 2, 2021 for aggregate gross proceeds of $53,852,980 (CAD$69,028,750) at a price of CAD$7.00 per unit. The Company issued 9,861,250 units of the Company. Each unit was comprised of one common share in the capital of the Company and one-half of one Common Share purchase warrant. Each whole warrant entitles the holder to acquire one common share at an exercise price of CAD$9.00 per common share for a period of 24 months.

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

February 2, 2021, Financing
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

10. Warrants

The following table summarizes the fair value of the warrant liability at June 30, 2022 and December 31, 2021.

	June 30,	December 31,
	2022	2021

Opening balance	$7,206,049	$13,204,211
Additions	-	2,884,981
Exercises	-	(8,976,258)
Foreign exchange	12,758	100,635
Change in fair value	(6,795,234)	(7,520)
Closing balance	$423,573	$7,206,049

The warrant liability is adjusted to fair value on the date the warrants are exercised and at the end of each reporting period. The amount that is reclassified to equity on the date of exercise is the fair value at that date.

The following table summarizes the number of warrants outstanding at June 30, 2022 and December 31, 2021.

	June 30, 2022	Weighted Average Exercise Price - CAD	December 31, 2021	Weighted Average Exercise Price - CAD

Balance - beginning of period	8,861,951	$7.46	7,158,337	$4.98
Issued	-	$-	5,522,301	$8.79
Exercised	-	$-	(3,772,640)	$4.73
Expired	-	$-	(46,047)	$3.75
Balance - end of period	8,861,951	$7.46	8,861,951	$7.46

No warrants were exercised during the six months ended June 30, 2022. The Company received cash proceeds of $14,093,793 (CAD$17,848,084) from the exercise of warrants during the year ended December 31, 2021.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021:

	Quoted prices in active markets for identical asset (Level 1)	Total
June 30, 2022
Warrant liability	$(423,573)	$(423,573)

December 31, 2021
Warrant liability	(7,206,049)	(7,206,049)

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

During the three and six months ended June 30, 2022 and the year ended December 31, 2021

No incentive stock options were granted during the three and six months ended June 30, 2022 or the year ended December 31, 2021. During the six months ended June 30, 2022, the Company issued 1,106,925 options in exchange for all NGW options outstanding (Note 20).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table summarizes information about stock options outstanding at June 30, 2022:

Expiry Date	Exercise price CAD$	June 30, 2022 Outstanding	June 30, 2022 Exercisable	December 31, 2021 Outstanding	December 31, 2021 Exercisable

July 4, 2022	$2.65	100,000	100,000	100,000	100,000
June 11, 2023	$0.80	61,668	61,668	61,668	61,668
June 30, 2024	$2.60	7,500	7,500	7,500	7,500
November 21, 2024	$1.31	185,203	185,203	-	-
February 27, 2025	$1.31	51,525	51,525	-	-
July 6, 2025	$1.31	97,325	97,325	-	-
December 15, 2025	$3.06	269,075	269,075	-	-
September 30, 2026	$4.37	120,222	120,222	-	-
		892,518	892,518	169,168	169,168

The following table reflects the continuity of stock options for the period presented:

	June 30, 2022	Weighted Average Exercise Price - CAD	December 31, 2021	Weighted Average Exercise Price - CAD

Balance - beginning of period	169,168	$2.01	293,838	$1.52
Issued	1,106,925	2.58	-	-
Exercised	(97,325)	1.31	(121,336)	0.91
Expired	(286,250)	3.29	(3,334)	0.80
Balance - end of period	892,518	$2.39	169,168	$2.01

Share based compensation expense attributable to employee options was $nil and $3,104 for the six months ended June 30, 2022, and 2021, respectively.

The total intrinsic value of options exercised, outstanding and exercisable as of June 30, 2022, was $58,363, $77,113 and $77,113, respectively.

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

The following table summarizes the RSUs that are outstanding as at June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021

Balance - beginning of period	2,591,929	1,764,250
Issued	-	4,086,178
Exercised	-	(855,857)
Cancelled	(18,000)	-
Balance - end of period	2,573,929	4,994,571

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The Company recognized $4,116,573 in share-based compensation expense attributable to the RSU vesting schedule for the six months ended June 30, 2022 ($5,594,617 for the six months ended June 30, 2022).

During the six months ended June 30, 2022

No RSUs were granted, exercised or vested.

During the six months ended June 30, 2021

On January 4, 2021, the Company issued 852,154 common shares to settle 852,154 RSUs that had vested. The Company did not receive any cash from this issuance.

On April 19, 2021, the Company granted 4,082,474 RSUs to officers, directors, and employees pursuant to the Company’s RSU Plan. The RSUs granted vest in three equal tranches on November 1, 2021, November 1, 2022, and

November 1, 2023, unless otherwise varied pursuant to the terms of the plan.

On June 10, 2021, the Company granted 3,704 RSUs to a consultant of the Company. Pursuant to the Company’s RSU Plan. The RSUs vested immediately and were exercised on June 10, 2021. The company issued 3,704 common shares on the exercise and did not receive any cash proceeds from the issuance.

12. Loss per share

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Loss available to common shareholders	$(2,039,525)	$(5,564,718)	$(4,100,596)	$(11,579,147)

Weighted average number of shares outstanding, basic and diluted	220,088,004	196,292,786	212,869,574	193,550,424

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.06)

Approximately 12,328,398 and 14,051,056 of potentially dilutive securities for the three and six months ended June 30, 2022 and 2021, respectively were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to the net losses for such periods.

13. General and administrative

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Salaries and wages	$3,816,040	$4,896,490	$7,794,850	$8,346,619
Share based compensation	2,061,079	5,393,748	4,116,573	5,597,721
Executive compensation	760,226	437,873	1,433,840	937,209
Licenses and permits	656,148	700,900	1,457,665	1,288,941
Payroll taxes and benefits’	1,042,807	766,179	2,060,776	1,448,221
Supplies and office expenses	277,824	378,535	500,456	749,356
Subcontractors	508,254	738,303	1,132,897	1,212,943
Professional fees (legal, audit and other)	1,292,823	1,268,400	3,510,448	1,904,570
Miscellaneous general and administrative expenses	1,595,852	1,805,294	3,490,238	2,874,958
	$12,011,053	$16,385,722	$25,497,743	$24,360,538

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

14. Supplemental cash flow information

Change in Working Capital	June 30, 2022	June 30, 2021

Accounts Receivable	$983,223	(415,032)
Inventory	2,133,755	(5,839,287)
Prepaid Expenses and Other Assets	1,100,971	(3,884,053)
Long-term Deposits and Other Assets	227,869	(130,698)
Deferred Tax Assets	(27,628)	-
Accounts Payable	(954,031)	4,415,654
Accrued Expenses	(578,464)	4,955,673
Income Taxes Payable	(1,036,977)	(980,856)
	$1,848,718	$(1,878,599)

Cash Paid

Income Taxes	$5,794,337	$8,131,307
Interest	$-	$-

Non-cash Financing and Investing Activities

Initial Recognition of Fair Value of Net Assets Acquired
in NGW Acquisition in Exchange for Shares, excluding Cash	$22,109,890	$-
Initial Recognition of ROU Assets and Lease Liabilities	$2,326,202	$867,561
Fixed Asset Amounts in Accounts Payable	$363,077	$264,744
Warrant liability reclassified to APIC on settlement	$-	$8,955,993
Reclassification of long term lease liabilities to current	$5,130	$-
Early Termination of Operating Lease	$371,381	$-

15. Related Party Transactions and Balances

Related party transactions are summarized as follows:

a) Building Lease

The Company is the sub-lessee of approximately 2,000 square feet of office space and purchases certain printed marketing collateral and stationery items from a company previously owned by one of the Company’s Co-CEOs. Amounts paid for rent for the three and six months ended June 30, 2022 and 2021 equaled $6,010 and $6,010, respectively. Amounts paid for printed marketing collateral and stationery items to the same company were $183,914 and $30,287 for the three and six months ended June 30, 2022 and 2021, respectively.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The Company leased a cultivation facility from an entity owned by the Company’s Co-CEOs. Rent paid for this facility for the three and six months ended June 30, 2022 and 2021 equaled $nil and $229,054, respectively. On April 30, 2021, the Company’s Co-CEOs sold this building to an arm’s length third party who assumed the lease.

(b) Other

A company previously owned by one of the Company’s executives pays the Company for storage space. Amounts paid to the Company for storage space equaled $5,968 and $28,440 for the three and six months ended June 30, 2022 and 2021, respectively, and is recorded in other income.

16. Commitments and contingencies

(a) Construction Commitments

The Company had $3,078,982 of outstanding construction commitments as of June 30, 2022.

(b) Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at June 30, 2022, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At June 30, 2022, and December 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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

Banking risk

Notwithstanding that a majority of states have legalized medical marijuana, there has been no change in US federal banking laws related to the deposit and holding of funds derived from activities related to the marijuana industry. Given that US federal law provides that the production and possession of cannabis is illegal, there is a strong argument that banks cannot accept or deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty accessing the US banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate the business of the Company and leave the Company’s cash holdings vulnerable.

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

Currency rate risk

As at June 30, 2022, a portion of the Company’s financial assets and liabilities held in Canadian dollars consist of cash and cash equivalents of $166,642 (2021 - $2,568,692). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

18. Disaggregated Revenue

The following table presents the Company’s disaggregated revenue by sales channel:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Retail	$24,250,925	$31,582,582	$47,810,316	$54,351,977
Wholesale	4,161,305	1,261,006	6,296,309	2,307,819

Net revenues	$28,412,230	$32,843,588	$54,106,625	$56,659,796

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

19. COVID-19

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. The outbreak of this contagious disease and its subsequent variants, along with the related adverse public health developments, have negatively affected workforces, economies, and financial markets on a global scale. Currently, the Company is closely monitoring the impact of the pandemic on all aspects of its business and it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations.

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

Consideration paid:

Cash	$15,205
Issuance of 21,361,002 Common Shares (Note 11)	57,854,830
Issuance of 1,106,925 replacement options	1,239,818
59,109,853

Fair value of net assets acquired:

Cash	$1,478,698
Inventory	2,095,608
Accounts Receivable	1,306,803
Other current assets	67,340
Property, plant and equipment, net of accumulated depreciation	13,162,210
Other assets	185,619
Intangible asset - License	5,500,000
Goodwill	35,621,853
Accounts Payable	(20,219)
Accrued Liabilities	(288,059)
$59,109,853

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The Company acquired NGW in order to become vertically integrated in California and to create a pathway to introduce it Nevada-based brands into the market. NGW’s post-acquisition revenues, gross profit and net income included in the Company’s results for the three months ended June 30, 2022 were $2,794,371, $173,078 and $207,929, respectively, and NGW’s post-acquisition results for the six months ended June 30, 2022 were $3,261,298, $90,863 and $58,702. The following table reflects the revenue, gross profit and comprehensive income (loss) that would have been reported if the acquisition had occurred at the beginning of the periods indicated:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	As Reported	NGW	Pro Forma	As Reported	NGW	Pro Forma

Revenue, net of discounts	$28,412,230	$-	$28,412,230	$23,816,218	$3,571,713	$27,387,931

Gross Profit	13,824,507	-	13,824,507	13,034,727	890,344	13,925,071

Comprehensive income (loss) for the period	(2,039,525)	-	(2,039,525)	(6,014,429)	(686,097)	(6,700,526)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	As Reported	NGW	Pro Forma	As Reported	NGW	Pro Forma

Revenue, net of discounts	$54,106,625	$870,651	$54,977,276	$23,816,218	$8,418,221	$32,234,439

Gross Profit	26,725,510	(131,700)	26,593,810	13,034,727	4,258,967	17,293,694

Comprehensive income (loss) for the period	(4,100,596)	(868,125)	(4,968,721)	(6,014,429)	1,064,899	(4,949,530)

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

21. Subsequent Events

On July 1, 2022, we, through our subsidiary Planet 13 Florida, Inc., closed on a $3,300,000 USD purchase of a 23-acre parcel of real property, inclusive of a 10,500 square foot building, near Ocala, Florida. The property was previously leased by Planet 13 Florida, Inc., and previously received Florida OMMU approvals for cultivation and processing activities.

On July 12, 2022, the DCC granted to NGW a cultivation processing license to trim, cure, dry, grade, package, and label the cannabis grown at NGW facilities.

On July 22, 2022 the Illinois Department of Financial and Professional Regulation issued the conditional license to our 49% owned subsidiary, Planet 13 Illinois, LLC.

On August 5, 2022, the Company announced it had entered into an option purchase agreement that gives the Company the option to purchase 51% of Planet 13 Illinois, LLC that it does not already own from Frank Cowan for $866,250 in cash and 1,063,377 common shares of the Company. The option is exercisable at the Company’s discretion for a period of two years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three and six months ended June 30, 2022. It is supplemental to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

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

Overview of the Company

We are a multi-state cannabis operator with licenses to operate in Nevada, California, and Florida, and as of July 22, 2022 we received a conditional dispensing license from the Illinois Department of Financial and Professional Regulation to award a license in Illinois. We are headquartered in Las Vegas, Nevada, at our superstore dispensary located adjacent to the Las Vegas Strip. A detailed description of our corporate history and our business can be found in our Annual Report on Form 10-K for the year ended December 31, 2021.

As of June 30, 2022, we have over 650 employees and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensaries, while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California licensed cannabis cultivation and production activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing, (d) Planet 13 Florida, Inc. (“Planet 13 Florida”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) a 49% minority interest in Planet 13 Illinois, LLC (“Planet 13 Illinois”) which, as of July 22, 2022, holds a conditional Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

Nevada

As of June 30, 2022, we held the following licensed operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the superstore in Las Vegas with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 25,000 square feet of indoor cultivation currently expanding up to 45,000 square feet co-located with our production license at that facility, and a small-indoor rural site in Beatty, Nevada expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, and (e) two cannabis distribution licenses, one active and one conditional. On April 22, 2022, we entered into an agreement to sell the conditional distribution license, which remains subject to Nevada regulatory approval. The sale and will have no impact on our sales or ability to operate in Nevada.

At the Planet 13 Las Vegas Superstore, we also offer ancillary services to our customers, including a restaurant with a liquor license, a retail store, and our online cannabidiol (“CBD”) store which also sells products in our facility.

California

As of June 30, 2022, we held the following licensed operations in California: (a) an adult-use dispensary superstore co-located with a distribution license at our 33,000 square foot facility in Santa Ana which we built and opened on July 1, 2021 (the “Planet 13 OC Superstore”), (b) following the closing of our Plan of Arrangement with Next Green Wave Holdings Inc. (“NGW”) on March 2, 2022, as more fully discussed in Acquisitions below, one dual-use and two adult-use cultivation licenses along with a nursery license and distribution license at our 35,000 square foot cultivation facility, and one Type P production license at a 4,000 square foot facility. As of May 5, 2022, we received notification that our application to enhance the Type P production license to Type 6 non-volatile extraction license had been approved by the California Department of Cannabis Control (“DCC”), to produce our existing product lines, including gummies, concentrates, chocolates, and beverages and distribute them for wholesale sales in California. Further, on July 12, 2022, the DCC granted to NGW a cultivation processing license to trim, cure, dry, grade, package, and label the cannabis grown at NGW facilities.

Florida

As of June 30, 2022, we are continuing capital outlays to utilize our Florida MMTC license issued by the Florida Department of Health that was acquired by our wholly owned subsidiary, Planet 13 Florida Inc., on October 1, 2021 for $55 million in cash. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of June 30, 2022 there were 22 companies with MMTC licenses in Florida, many of which are not yet operational. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate.

On July 1, 2022, we, through our subsidiary Planet 13 Florida, Inc., closed on a $3,300,000 USD purchase of a 23-acre parcel of real property, inclusive of a 10,500 square foot building, near Ocala, Florida. The property was previously leased by Planet 13 Florida, Inc., and previously received Florida OMMU approvals for cultivation and processing activities.

As part of our Florida expansion, as of the date of this report, we have entered into three leases for dispensing locations in Florida, which remain subject to completion of tenant improvements and regulatory inspection prior to sales to customers.

Illinois

On August 5, 2021, Planet 13 Illinois, in which entity we hold a minority interest, won a Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region from the Illinois Department of Financial and Professional Regulation. The conditional license was issued to Planet 13 Illinois on July 22, 2022. We are evaluating potential locations for a dispensary. We own 49% of Planet 13 Illinois and 51% is owned by Frank Cowan.

COVID-19 Pandemic Update for Second Quarter 2022

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

These policies have continued through the date of this report.

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

Results of Operations

Expressed in USD$	Three Months Ended
	June 30, 2022	June 30, 2021	Percentage Change
Revenue
Net revenue	28,412,230	32,843,588	(13.5)%
Cost of Goods Sold	(14,587,723)	(13,837,469)	5.4%
Gross Profit	13,824,507	19,006,119	(27.3)%
Gross Profit Margin %	48.7%	57.9%

Expenses
General and Administrative	12,011,053	16,385,722	(26.7)%
Sales and Marketing	887,436	1,543,406	(42.5)%
Lease expense	779,050	647,932	20.2%
Depreciation and Amortization	1,963,937	984,407	99.5%

Total Expenses	15,641,476	19,561,467	(20.0)%

Income (Loss) From Operations	(1,816,969)	(555,348)	227.2%

Other Income (Expense):
Interest income (expense), net	45,258	(9,544)	(574.2)%
Foreign exchange gain (loss)	74,543	896,630	(91.5)%
Transaction costs	-	-	-%
Change in fair value of warrants	2,635,425	(3,063,643)	(186.0)%
Other income (expense)	(85,698)	123,527	(169.4)%
Total Other Income (Expense)	2,669,528	(2,053,030)	(230.0)%

Income (loss) for the period before tax	852,559	(2,608,378)	(132.7)%
Provision for income tax (current and deferred)	2,892,084	2,956,340	(2.2)%
Loss for the period	(2,039,525)	(5,564,718)	(63.3)%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding
Basic and diluted	220,088,004	196,292,786

Expressed in USD$	Six Months Ended
	June 30, 2022	June 30, 2021	Percentage Change
Revenue
Net revenue	54,106,625	56,659,796	(4.5)%
Cost of Goods Sold	(27,381,114)	(24,618,950)	11.2%
Gross Profit	26,725,511	32,040,846	(16.6)%
Gross Profit Margin %	49.4%	56.5%

Expenses
General and Administrative	25,497,743	24,360,538	4.7%
Sales and Marketing	1,490,678	2,203,355	(32.3)%
Lease expense	1,260,297	1,260,258	0.0%
Depreciation and Amortization	4,003,989	1,949,003	105.4%

Total Expenses	32,252,707	29,773,154	8.3%

Income (Loss) From Operations	(5,521,196)	2,267,692	(343.7)%

Other Income (Expense):
Interest income (expense), net	72,611	(16,702)	(534.7)%
Foreign exchange gain (loss)	(21,166)	1,726,265	(101.2)%
Transaction costs	-	(256,666)	n/a
Change in fair value of warrants	6,795,234	(9,251,173)	(173.5)%
Other income	228,767	186,424	22.7%
Total Other Income (Expense)	7,075,446	(7,611,852)	(193.0)%

Income (loss) for the period before tax	1,548,250	(5,344,160)	(129.0)%
Provision for income tax (current and deferred)	5,648,846	6,234,987	(9.4)%
Loss for the period	(4,100,596)	(11,579,147)	(64.6)%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.02)	$(0.06)

Weighted Average Number of Shares Outstanding
Basic and diluted	212,869,574	193,550,424

We experienced a 13.5% decrease in net revenue during the three months ended June 30, 2022 and a 4.5% decrease for the six months ended June 30, 2021, when compared to the three and six months ended June 30, 2021. The decrease is attributable to a reduction in the number of customers at our Planet 13 Las Vegas Superstore location compared to the prior year periods, partially offset by the addition of revenue from the Planet 13 OC Superstore that was not open during the prior period (opened July 1, 2021) and the addition of revenue from the recently acquired NGW cultivation operations in California, and an increase in net wholesale revenue. The COVID-19 shutdowns and protocols relating to the Omicron surge impacted our tourist customer base and we saw a 10% decrease in customers during the quarter when compared to the three months ended June 30, 2021. Overall, net revenue decreased by ($4,431,358) or (13.5%) during the three months ended June 30, 2022. Decreased by ($2,553,171) or (4.51%) during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. The potential recession and increase in inflation, including the increase in the price of gasoline and the increase in interest rates, combined to reduce the disposable income of our customers during the six months ended June 30, 2022 and also had an impact on the number of customers and tourists visiting the Planet 13 Las Vegas Superstore and our other retail locations during both the three and six months ended June 30, 2022.

Details of net revenue by product category are as follows:

	Three Months Ended
	June 30, 2022	June 30, 2021	Percentage Change
Flower	$9,580,062	$17,041,085	(43.8)%
Concentrates	7,882,794	8,051,212	(2.1)%
Edibles	4,981,664	4,608,126	8.1%
Topicals and Other Revenue	1,815,405	1,893,493	(4.1)%
Wholesale	4,152,305	1,249,672	232.3%
Net revenue	$28,412,230	$32,843,588	(13.5)%

	Six Months Ended
	June 30, 2022	June 30, 2021	Percentage Change
Flower	$18,813,413	$30,545,490	(38.4)%
Concentrates	15,327,860	13,457,007	13.9%
Edibles	9,971,382	7,395,066	34.8%
Topicals and Other Revenue	3,685,661	2,971,509	24.0%
Wholesale	6,308,309	2,290,724	175.4%
Net revenue	$54,106,625	$56,659,796	(4.5)%

Gross profit margin for the three months ended June 30, 2022 was 48.7% compared to 57.9% for the three months ended June 30, 2021 and was 49.4% for the six months ended June 30, 2022 compared to 56.5% for the six months ended June 30, 2021 The decrease in gross profit margin for the three and six months ended June 30, 2022 was a result of a reduction in the sale of premium flower, which carries a high margins coupled with the additional wholesale revenue both from our Nevada wholesale business and from the recently acquired NGW cultivation assets in California that have an inherently lower gross margin than retail sales revenue.

The costs of internal cultivation have continued to trend down as we continue to improve our yields and cultivation efficiency across all of our cultivation facilities. In addition, margin enhancement through the creation of internally generated brands, such as TRENDI, Leaf & Vine, HaHa Gummies, Dreamland Chocolate, HaHa Beverages and Medizin, continued to have a positive impact on gross margins during the three and six months ended June 30, 2022, helping offset the lower margins received on the sale of wholesale product and sales to local customers in the State of Nevada. We anticipate that margins will trend upward as tourist customers return to Las Vegas and the Planet 13 Las Vegas Superstore in greater numbers and through our ability to produce our award-winning brands in California and introduce those brands into our Planet 13 OC Superstore along with the recent introduction of NGW premium flower to the Planet 13 OC Superstore.

Our premium cultivation facilities were operating near capacity during the three and six months ended June 30, 2022, and June 30, 2021, respectively. The amount of cannabis grown during the period increased significantly when compared to the prior year period due to the addition of the 35,000 square feet of cultivation capacity that was added as part of the NGW acquisition on March 2, 2022. The wholesale flower market in California came under pressure due to excess supply of flower and biomass from the harvest of outdoor crops during the November 2021 to March 2022 period. Wholesale flower prices experienced significant decline during this period, impacting gross margins and revenue at our NGW cultivation facility during the period. The supply of wholesale flower in California appears to be stabilizing and we have seen increases in both demand and the price received for premium indoor grown flower from late April through the end of July 2022.

Overall gross margin was $13,824,507 and $19,006,119 for the three months ended June 30, 2022, and 2021 respectively, a decrease of (27.3%). and was $26,725,511 and $32,040,846 for the six months ended June 30, 2022, a decrease of (16.6%).

General and Administrative (“G&A”) expenses (which includes non-cash share-based compensation expenses,) decreased by 26.7% during the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. The decrease in G&A expenses incurred during the three months ended June 30, 2022, was a result of focused cost cutting initiatives undertaken by the Company and a reduction in share based compensation expense recorded during the period, partially offset by the addition of G&A expenses from the recently acquired NGW cultivation assets in California. G&A costs for the six months ended June 30, 2022, increased by 4.7% or $1,137,205 as a result of inflationary pressure on salary and wages and other costs during the period when compared to the prior year period, the addition of G&A expenses for the Planet 13 OC Superstore location that was not open during the prior year period, the addition of G&A expenses from the recently acquired NGW cultivation assets in California as well as increased expenditures related to corporate initiatives (registration of the class of our Common Shares through filing a Form 10 registration statement with the SEC and merger and acquisition related fees incurred on the closing of the NGW acquisition) that were expensed during the six months ended June 30, 2022 when compared to the prior year period. Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 35.0% for the three months ended June 30, 2022, compared to 33.5% for the three months ended June 30, 2021. and was 39.5% and 33.1% for the six months ended June 30, 2022 and the six months ended June 30, 2021. The increase in G&A as a percentage of revenue for the six months ended June 30, 2022, was a direct result of the addition of one time legal and other professional fees associated with the acquisition of NGW and the Company becoming a US Domestic through the filing of a Form 10 registration statement in February 2021.

A detailed breakdown of G&A expenses is as follows:

	Three Months Ended
	June 30, 2022	June 30, 2021	Percentage change

Salaries and wages	$3,816,040	$4,896,490	(22.1)%
Executive compensation	760,226	437,873	73.6%
Licenses and permits	656,148	700,900	(6.4)%
Payroll taxes and benefits	1,042,807	766,179	36.1%
Supplies and office expenses	277,824	378,535	(26.6))%
Subcontractors	508,254	738,303	(31.2)%
Professional fees (legal, audit and other)	1,292,823	1,268,400	1.9%
Miscellaneous general and administrative expenses	1,595,853	1,805,294	(11.6))%
Share-based compensation expense	2,061,079	5,393,748	(61.8)%
	$12,011,054	$16,385,722	(26.7)%

	Six Months Ended
	June 30, 2022	June 30, 2021	Percentage change

Salaries and wages	$7,794,850	$8,346,619	(6.6)%
Executive compensation	1,433,840	937,209	53.0%
Licenses and permits	1,457,665	1,288,941	13.1%
Payroll taxes and benefits	2,060,776	1,448,221	42.3%
Supplies and office expenses	500,456	749,356	(33.2)%
Subcontractors	1,132,897	1,212,943	(6.6)%
Professional fees (legal, audit and other)	3,510,448	1,904,570	84.3%
Miscellaneous general and administrative expenses	3,490,238	2,874,958	(21.4)%
Share-based compensation expense	4,116,573	5,597,721	(26.5)%
	$25,497,743	$24,360,538	4.7%

Non-cash, share based compensation of $2,061,079 was recognized during the three months ended June 30, 2022, decreasing from $5,393,748 incurred during the three months ended June 30, 2021. For the six months ended June 30, 2022, non-cash share-based compensation expense was $4,116,573, a decrease of 26.5% over the $5,597,721 recognized during the six months ended June 30, 2021. The decrease in both the three and six-month periods can be attributable to the vesting schedule for both Restricted Share Units (“RSUs”) and incentive stock options that were previously granted, particularly the net 3,954,213 RSUs that were granted on April 18, 2021, that vest 1/3 on December 1, 2021, and 1/3 on the first and second anniversary of the first vesting date. These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs. See Note 12 to our audited consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2021, for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses decreased by 42.5% during the three months ended June 30, 2022, when and by 32.3% for the six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021. The decrease during both the three and six month periods was a result of us continuing to refine our marketing efforts to optimize marketing spend on initiatives that drive increased customer traffic to the Planet 13 Las Vegas Superstore and the Planet 13 OC Superstore and our Medizin dispensary in Nevada.

Lease expense increased by 20.2% during the three months ended June 30, 2022 when compared to the three months ended June 30, 2021 as a result due to increases in contracted lease rates on the Company’s leased properties during the period. Lease expense for the six months ended June 30, 2022 was flat compared to the six months ended June 30, 2021 due to a financial incentive from the landlord of the Planet 13 OC Superstore received during the period offset increases in contractual lease rates. We are amortizing the financial incentive benefit received over the remaining life of the lease.

Depreciation and Amortization increased 99.5% during the three months ended June 30, 2022, when compared to the prior year period because of the recording of depreciation on the NGW cultivation facility during the period as well as depreciation from the Planet 13 OC Superstore location, both of which were not owned/open during the prior year comparative period. For the six months ended June 30, 2022, depreciation and amortization increased 105.4% when compared to the prior year period because of the recording of depreciation on the NGW cultivation facility during the period as well as depreciation from the Planet 13 OC Superstore location, both of which were not owned/open during the prior year comparative period.

Interest income was $45,258 earned during the three months ended June 30, 2022, compared to interest expense of $9,544 during the three months ended June 30, 2021, (interest income of $72,611 compared to interest expense of $16,702 during the six months ended June 30, 2022) relates to accrued interest on our long-term debt that is due and payable on demand offset by interest income earned on cash deposits. The balance of long-term debt as of June 30, 2022, was $884,000 compared to $884,000 as of December 31, 2021.

We conduct our operations in both the United States dollars and Canadian dollars, holding financial assets and incurring expenses in both currencies. On December 31, 2021, the value of the USD was USD$1.00=CAD$1.2678 compared to the value of the USD of USD$1.00=CAD$1.2886 at June 30, 2022 and averaged USD$1.00=CAD$1.2715 during the six months ended June 30, 2022, resulting in our realizing a foreign exchange gain of $74,543 during the three months ended June 30, 2022 compared to a foreign exchange gain of $896,630during the three months ended June 30, 2021. (Foreign exchange loss of $21,166 for the six months ended June 30, 2022, compared to a gain of $1,726,265 for the six months ended June 30, 2021). It is our policy not to hedge our CAD exposure.

Warrants are accounted for in accordance with the applicable authoritative accounting guidance in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), as derivative liabilities based on the specific terms of the warrant agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss. During the three months ended June 30, 2022, the change in fair value of the warrants resulted in a gain of $2,635,425 (gain of $6,795,234 during the six months ended June 30, 2022) compared to a loss of ($3,063,643) for the three months ended June 30, 2021 (a loss of ($9,251,173) for the six months ended June 30, 2021).

Other income (expense), consisting of Automated Teller Machine (“ATM”) fees, interest and other miscellaneous income/expense was ($85,698) for the three months ended June 30, 2022, compared to other income of $123,527 for the three months ended June 30, 2021. Other income for the six months ended June 30, 2022 was $228,767 compared to other income of $186,424 for the six months ended June 30, 2021.

Transaction costs related to the issuance of warrants of $0 were incurred during the three and six months ended June 30, 2022, compared to transaction costs of $0 and $256,666 during the three months and six months ended June 30, 2021 respectfully. The transaction costs represent a portion of the issuance costs that were allocated to the issuance of warrants as part of the bought deal equity financing that was completed in February 2021.

The income tax expense for the three months ended June 30, 2022, was $2,892,084 compared to $2,956,340 for the prior year period. The tax expense decreased due to the decrease in taxable profitability during the three months ended June 30, 2022, when compared to the three months ended June 30, 2021. Income tax expense for the six months ended June 30, 2022, was $5,648,846 compared to income tax expense of $6, 234,987 for the six months ended June 30, 2021. The tax expense decreased due to the decrease in taxable profitability during the six months ended June 30, 2022, when compared to the six months ended June 30, 2021 We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent of our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the three months ended June 30, 2022, was $2,039,525 (($0.01) per share) compared to an overall net loss of $5,564,718 (($0.03) per share) for the three months ended June 30, 2021. The overall net loss for the six months ended June 30, 2022, was $4,100,596 (($0.02) per share) compared to a net loss of $11,579,147 ((0.06) per share) for the six months ended June 30, 2021.

Segmented Disclosure

We operate in a single reportable operating segment as a vertically integrated cannabis company with cultivation, production and distribution operations in Nevada and cultivation, retail dispensary and distribution operations in California.

Liquidity and Capital Resources

As of June 30, 2022, our financial instruments consist of cash, deposits, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of June 30, 2022, we had working capital of $61,355,822 compared to working capital of $68,274,640 as of December 31, 2021. The Company has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, including the planned expansion of a cultivation facility in Clark Country, Nevada the planned build-out of our operations in Florida, further expansion of operations in Nevada and the potential build-out of an Illinois retail location.

The following table relates to the six months ended June 30, 2022, and 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows provided by operating activities	$1,185,636	$3,897,326
Cash flows used in investing activities	(10,259,044)	(11,486,978)
Cash flows provided by financing activities	97,980	64,513,729

Cash Flows from Operating Activities

Net cash provided by operating activities was $1,185,636 for the six months ended June 30, 2022, compared to cash provided by operating activities of $3,897,326 for the six months ended June 30, 2021. The decrease is primarily due to the net changes in non-cash working capital items, including income tax liability, accounts payable and accrued liabilities, which decreased as a result of cash payments for income taxes and payments made on accounts payable and accrued liabilities during the six months ended June 30, 2022, when compared to the six months ended June 30, 2021.

Cash Flows from Investing Activities

Net cash used in investing activities was $10,259,044 for the six months ended June 30, 2022, compared to net cash used in investing activities of $11,486,978 for the six months ended June 30, 2021. The decrease is due to lower amounts spent on capital expenditures during the period when compared to the six months ended June 30, 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities was $97,980 representing cash proceeds received on the exercise of stock options during the six months ended June 30, 2022, compared to net cash provided by financing activities of $64,513,729 for the six months ended June 30, 2021. The decrease was primarily related to no warrants being exercised during the period and no equity financings or private placements being completed during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2022, or as of December 31, 2021, or as of the date hereof.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

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

Item 1A. Risk Factors.

In addition to the risk factor set forth below and other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, financial results, or future performance. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Implications of being a smaller reporting company

As of the last business day of our second fiscal quarter, we determined that we requalify as a smaller reporting company for the fiscal year ended December 31, 2022.

Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being permitted to provide only two years of audited financial statements in our Annual Report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; not being required to furnish a contractual obligations table in “Management's Discussion and Analysis of Financial Condition and Results of Operations”; and not being required to furnish a stock performance graph in our annual report.

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in our other filings with the Securities and Exchange Commission. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Date: August 15, 2022	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer

	By:	/s/ Dennis Logan
Dennis Logan
Chief Financial Officer

