Form 10-Q
period 2022-09-30
Planet 13 Holdings Inc.
filed 2022-11-10
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

________________________________

FORM 10-Q

________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 220,227,361 Common Shares outstanding.

Planet 13 Holdings Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2022

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$50,876,087	$61,588,843
Accounts Receivable	1,227,275	1,216,128
Inventory	13,471,123	14,225,369
Prepaid Expenses and Other Current Assets	3,056,579	3,977,524

Total Current Assets	68,631,064	81,007,864

Property and Equipment	73,489,138	50,778,277
Intangible Assets	81,738,007	63,398,007
Goodwill	17,583,460	-
Right of Use Assets - Operating	20,743,087	20,399,965
Long-term Deposits and Other Assets	1,019,630	1,061,879
Deferred Tax Asset	206,421	162,804

TOTAL ASSETS	$263,410,807	$216,808,796

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	$3,034,170	$3,266,783
Accrued Expenses	5,990,412	7,032,620
Income Taxes Payable	147,323	1,126,249
Notes Payable - Current Portion	884,000	884,000
Operating Lease Liabilities	448,232	423,573

Total Current Liabilities	10,504,137	12,733,225

Long-Term Liabilities:
Operating Lease Liabilities	25,177,758	23,134,012
Warranty Liability	200,482	7,206,049
Other Long-term Liabilities	28,000	28,000

Total Liabilities	35,910,377	43,101,286

Shareholders’ Equity
Common Shares, no par value, unlimited Common Shares authorized, 220,146,277 issued and outstanding at September 30, 2022 and 198,687,950 at December 31, 2021	-	-
Additional Paid-In Capital	310,010,745	245,861,704
Retained Earnings (Deficit)	(82,510,315)	(72,154,194)
Total Shareholders’ Equity	227,500,430	173,707,510

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$263,410,807	$216,808,796

On behalf of the Board:
Michael Harman	Adrienne O’Neal
/s/ Michael Harman	/s/ Adrienne O’Neal
Director	Director

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues, net of discounts	$25,623,217	$32,952,254	$79,729,842	$89,612,050
Cost of Goods Sold	(15,064,315)	(15,208,926)	(42,445,429)	(39,827,876)
Gross Profit	10,558,902	17,743,328	37,284,413	49,784,174

Expenses:
General and Administrative	11,309,955	19,825,147	36,807,699	44,185,685
Sales and Marketing	938,269	1,959,579	2,428,947	4,162,934
Lease Expense	723,955	673,880	1,984,252	1,934,138
Depreciation	1,978,403	1,376,521	5,982,392	3,325,524

Total Expenses	14,950,582	23,835,127	47,203,290	53,608,281

Loss From Operations	(4,391,680)	(6,091,799)	(9,918,877)	(3,824,107)

Other Income (Expense):
Interest income (expense), net	121,285	(6,996)	193,896	(23,698)
Foreign exchange gain (loss)	(1,834)	79,688	(23,000)	1,805,953
Transaction costs	-	-	-	(256,666)
Change in fair value of warrant liability	197,721	6,522,787	6,992,955	(2,728,386)
Other Income, net	41,487	152,466	270,254	338,890

Total Other Income	358,659	6,747,945	7,434,105	(863,907)

Income (Loss) Before Provision for Income Taxes	(4,033,021)	656,146	(2,484,772)	(4,688,014)

Provision For Income Taxes
Current Tax Expense	(2,238,493)	(3,601,094)	(7,914,966)	(10,046,821)
Deferred Tax Recovery	15,989	203,273	43,617	414,013
	(2,222,504)	(3,397,821)	(7,871,349)	(9,632,808)

Loss and Comprehensive Loss for the Period	$(6,255,525)	$(2,741,675)	$(10,356,121)	$(14,320,822)

Loss per Share
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.05)	$(0.07)

Weighted Average Number of Common Shares
Basic and diluted	220,146,277	196,292,786	215,321,796	194,576,544

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Common Shares	Class A Restricted Shares	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2021	126,573,250	55,232,940	150,963	$159,399,056	$(52,693,242)	$106,705,814

Shares Issued on Conversion of Class A Restricted Shares	55,232,940	(55,232,940)
Shares Issued on Settlement of RSUs	915,803	-	-	-	-	-
Share Based Compensation - RSUs	-	-	-	12,208,463	-	12,208,463
Shares Issued on Exercise of Broker Warrants	446,801	-	(446,801)	2,163,065	-	2,163,065
Shares Issued on Exercise of Other Warrants	3,312,139	-	-	20,868,784	-	20,868,784
Shares Issued on Exercise of Options	121,336	-	-	86,216	-	86,216
Share Based Compensation - Options	-	-	-	3,104	-	3,104
Shares Issued on Bought Deal Financings, net	9,861,250	-	591,676	47,729,735	-	47,729,735
Loss for the Period	-	-	-	-	(14,320,822)	(14,320,822)

Balance, September 30, 2021	196,463,519	-	295,838	$242,458,423	$(67,014,064)	$175,444,359

Balance, January 1, 2022	198,687,950	-	295,838	245,861,704	(72,154,194)	173,707,510

Share Based Compensation - RSUs	-	-	-	6,154,338	-	6,154,338
Shares Issued on Acquisition	21,361,002	-	-	56,656,905	-	56,656,905
Replacement Options issued on Acquisition	-	-	-	1,239,818	-	1,239,818
Shares Issued on Exercise of Options	97,325	-	-	97,980	-	97,980
Loss for the Period	-	-	-	-	(10,356,121)	(10,356,121)

Balance, September 30, 2022	220,146,277	-	295,838	$310,010,745	$(82,510,315)	$227,500,430

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In U.S. Dollars)

	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(10,356,121)	$(14,320,822)
Adjustments for items not involving cash:
Shared based compensation expense	6,154,338	12,211,567
Non-cash lease expense	3,364,265	3,332,858
Depreciation	8,156,634	4,725,546
Amortization of lease incentive	(238,469)	-
Change in fair value of warrant liability	(6,992,955)	2,728,386
Loss on translation of warrant liability	(12,612)	48,924
Loss on disposal of fixed assets	4,048	-
Transaction costs	-	256,666
Deferred tax liability	-	(414,013)
Proceeds from lease incentive	1,100,000	-
Unrealized gain (loss) on foreign currency exchange	-	(35,558)
	1,179,127	8,533,554

Net Changes in Non-cash Working Capital Items	3,800,775	(6,290,402)
Repayment of lease liabilities	(2,645,471)	(2,469,078)
Total Operating	2,334,432	(225,926)

FINANCING ACTIVITIES

Proceeds from private placements	-	53,852,980
Proceeds from exercise of warrants and options	97,980	14,162,689
Financing issuance expenses	-	(3,494,930)
Total Financing	97,980	64,520,739

INVESTING ACTIVITIES

Purchase of property, plant and equipment	(14,642,193)	(14,560,627)
Purchase of licenses	-	(258,060)
Proceeds on disposal of property & equipment	-	194,214
Cash acquired through NGW acquisition	1,493,922	-
Total Investing	(13,148,271)	(14,624,473)

Effect of foreign exchange on cash	3,103	23,118

NET CHANGE IN CASH DURING THE PERIOD	(10,712,756)	49,693,458

CASH
Beginning of Period	61,588,843	79,000,850

End of Period	$50,876,087	$128,694,308

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

1. Nature of Operations

Planet 13 Holdings Inc. (“Planet 13” or the “Company”) was incorporated under the Canada Business Corporations Act on April 26, 2002 and continued under the British Columbia Business Corporations Act on September 24, 2019.

The Company is a vertically integrated cultivator and provider of cannabis and cannabis-infused products that is licensed under the laws of the States of Nevada, California, and Florida, and is a licensed retailer for cannabis and cannabis infused products in Illinois. The Company is licensed in these jurisdictions as follows: six Nevada cultivation licenses (three medical and three adult-use), six Nevada production licenses (three medical and three adult-use), three Nevada dispensary licenses (one medical and two adult-use), one Nevada distribution license, one California adult-use dispensary license, one California distribution license, one Florida Medical Marijuana Treatment Center license (unlimited medical dispensary, cultivation, and processing facilities), and one Illinois conditional adult-use dispensary license. On March 2, 2022, by way of acquisition and in addition to the licenses listed above, the Company added three California cultivation licenses (one medical and two adult-use), one California cultivation nursery license, one California distribution license, one California license for adult-use manufacture, and one pending California license for adult-use cultivation processing. On July 12, 2022, the California Department of Cannabis Control approved the Company’s cultivation processing license.

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

These consolidated financial statements were authorized for issuance by the Board of Directors of the Company on November 10, 2022.

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

These consolidated financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at September 30, 2022	Jurisdiction of Incorporation	Ownership Interest 2022	Ownership Interest 2021	Nature of Business

MM Development Company, Inc. (“MMDC”)	Nevada, USA	100%	100%	NV license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Holding company
LBC CBD LLC (“LBC”)	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	CA license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	0%	Holding company
Next Green Wave, LLC	California, USA	100%	0%	CA license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	49%	49%	IL license holding company
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company
By The Slice, LLC	Nevada, USA	100%	100%	Food retailing
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Florida, Inc.	Florida, USA	100%	100%	FL license holding company
Club One Three, LLC	Nevada, USA	100%	N/A	Inactive

ii)	Functional currency

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

	September 30,	December 31,
	2022	2021

Raw materials	$4,526,255	$3,093,646
Packaging and miscellaneous	1,686,670	1,825,514
Work in progress	2,139,114	2,883,955
Finished goods	5,119,084	6,422,254
	$13,471,123	$14,225,369

Cost of Inventory is recognized as an expense when sold and included in the cost of goods sold. During the three and nine months ended September 30, 2022, the Company recognized $15,064,315 and $42,445,429 (2021 - $15,208,926 and $39,827,876) of inventory expensed to cost of goods sold.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

4. Prepaid Expenses and Other Current Assets

	September 30,	December 31,
	2022	2021

Security deposits	$781,143	$2,287,596
Advertising and Marketing	-	306,415
Prepaid rent	234,944	218,599
Insurance	556,290	804,608
License fees	823,858	36,008
Miscellaneous	660,344	324,298
	$3,056,579	$3,977,524

5. Property and Equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2021	$630,299	$1,707,894	$11,105,241	$54,718,371	$127,680	$68,289,485
Additions	5,808,295	12,552,755	1,471,663	1,798,279	9,240,551	30,871,543
Transfers	-	-	-	6,114,711	(6,114,711)	-
Disposals	-	-	(8,786)	-	-	(8,786)
At September 30, 2022	$6,438,594	$14,260,649	$12,568,118	$62,631,361	$3,253,520	$99,152,242

Depreciation

At December 31, 2021	$179,297	$246,447	$3,801,166	$13,284,298	$-	$17,511,208
Additions	39,169	215,084	1,884,871	6,017,510	-	8,156,634
Transfers	-	-	-	-	-	-
Disposals	-	-	(4,738)	-	-	(4,738)
At September 30, 2022	$218,466	$461,531	$5,681,299	$19,301,808	$-	$25,663,104

Carrying amount

At December 31, 2021	$451,002	$1,461,447	$7,304,075	$41,434,073	$127,680	$50,778,277
At September 30, 2022	$6,220,128	$13,799,118	$6,886,819	$43,329,553	$3,253,520	$73,489,138

As at September 30, 2022, costs related to construction of facilities were capitalized as construction in progress and not depreciated. Once construction is completed, the construction in progress balance is moved to the appropriate fixed asset account and depreciation commences. The contractual construction commitment as of September 30, 2022 was $1,509,641 (December 31, 2021 - $nil).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

For the nine months ended September 30, 2022, depreciation expense was $8,156,634 (2021 - $4,725,546) of which $2,174,242 (2021 - $1,400,022) was included in cost of goods sold.

During the nine months ended September 30, 2022, the Company transferred $6,114,711 in gross asset value construction in progress to leasehold improvements.

6. Intangible Assets

	Retail Dispensary Santa Ana	Retail Dispensary Clark County	Cultivation and Production Clark County	Master License Florida	Cultivation Coalinga, California	Total

Carrying amount
Balance, December 31, 2021	$6,151,343	$690,000	$709,798	$55,846,866	$-	$63,398,007
Additions – NGW	-	-	-	-	18,340,000	18,340,000
Balance, September 30, 2022	$6,151,343	$690,000	$709,798	$55,846,866	$18,340,000	$81,738,007

On March 2, 2022, the Company closed on its acquisition of Next Green Wave Holdings, Inc. (“NGW”) resulting in the Company acquiring a California cultivation and distribution license held by NGW in Coalinga, California. The acquisition was accounted for as a stock purchase acquisition as NGW was deemed to be a business under ASC 805 Business Combinations (Note 20). The value assigned to identifiable intangible assets was $18,340,000.

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

The following table provides the components of lease costs recognized in the unaudited interim condensed consolidated statement of operations and comprehensive loss for three- and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating lease costs	$1,183,959	$1,131,328	$3,364,265	$3,306,488

Finance lease costs:
Amortization of lease assets	-	13,086	-	38,173
Interest on lease liabilities	-	608	-	3,295
Finance lease costs	-	13,694	-	41,468
Short term lease expense	3,473	4,289	5,057	12,866
Total lease costs	$1,187,432	$1,149,311	$3,369,322	$3,360,822

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Other information related to operating and finance leases as of and for the nine months ended September 30, 2022 and 2021 are as follows:

	September 30, 2022		September 30, 2021
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease

Weighted average discount rate	-	15.00%	15.00%	15.00%
Weighted average remaining lease term	-	11.12	0.14	16.21

The maturity of the contractual undiscounted lease liabilities as of September 30, 2022 and December 31, 2021 are:

	September 30, 2022		December 31, 2021
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease

One year	$-	$3,871,019	$-	$3,595,030
Two years	-	4,082,366	-	3,729,936
Three years	-	4,199,585	-	3,870,217
Four years	-	4,199,263	-	3,956,923
Five years	-	4,242,544	-	3,880,082
Thereafter	-	58,109,534	-	54,138,155

Total undiscounted lease liabilities	-	78,704,311	-	73,170,343
Interest on lease liabilities	-	(53,078,321)	-	(49,612,758)
Total present value of minimum lease payments	-	25,625,990		23,557,585
Lease liability - current portion	-	(448,232)	-	(423,573)
Lease liability	$-	$25,177,758	$-	$23,134,012

Principally all leases relate to real estate. Additional information on the right-of-use assets is as follows:

	September 30, 2022		December 31, 2021
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease
Gross carrying amount
Balance, beginning of period	$133,561	$22,830,123	$133,561	$21,962,564
Lease additions and modifications	-	2,326,202	-	867,559
Lease incentives	-	(861,531)	-	-
Disposals	(96,601)	(406,351)	-	-
Balance, end of period	$36,960	$23,888,443	$133,561	$22,830,123

Depreciation
Balance, beginning of period	$133,561	$2,430,158	$88,889	$1,464,669
Additions	-	772,021	44,672	965,489
Disposals	(96,601)	(56,823)	-	-
Balance, end of period	$36,960	$3,145,356	$133,561	$2,430,158

Carrying amount, beginning of period	$-	$20,399,965	$44,672	$20,497,895
Carrying amount, end of period	$-	$20,743,087	$-	$20,399,965

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

For the three and nine months ended September 30, 2022, the Company incurred $1,183,959 and $3,364,265 of operating lease costs, respectively (2021 - $1,131,328 and $3,306,488), of which $460,004 and $1,380,013, respectively (2021 - $457,448 and $1,372,350) was capitalized to inventory or included in cost of goods sold.

8. Notes Payable

	September 30,	December 31,
	2022	2021

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	884,000	884,000

	$884,000	$884,000
Less current portion	(884,000)	(884,000)
	$-	$-
Started maturities of debt obligations are as follow:

Next 12 months Promissory Note	$884,000	$884,000

9. Share Capital

The Company is authorized to issue an unlimited number of common shares and an unlimited number of Class A shares.

		Number of Common Shares
		September 30,	December 31,
		2022	2021
Common Shares
Balance at January 1		198,687,950	126,573,250
Shares issued on settlement of RSU’s	i.	-	3,126,534
Shares issued on exercise of options	ii.	97,325	121,336
Shares issued on exercise of warrants	iii.	-	3,772,640
Shares issued on financing - February 2021	iv.	-	9,861,250
Shares issued on conversion of Class A shares	v.	-	55,232,940
Shares issued on acquisition (Note 20)	vi.	21,361,002	-

Total common shares outstanding		220,146,277	198,687,950

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

i. Shares issued for Restricted Share Units

During the nine months ended September 30, 2022, no Restricted Share Units (“RSUs”) were awarded, vested or settled and 18,000 RSUs were cancelled.

During the year ended December 31, 2021, the Company issued 3,126,534 common shares on the settlement of RSUs that had vested during the period. The Company did not receive any cash proceeds on the settlement.

ii. Shares issued for Stock Options

During the nine months ended September 30, 2022, 1,106,925 replacement options were issued to holders of NGW options in connection with the Company’s acquisition of NGW. The Company issued 97,325 common shares on the exercise of options that had a strike price of CAD$1.31 resulting in cash proceeds of $97,980 (CAD$127,496). Other than the replacement options, no options were awarded, and 386,250 options expired.

During the year ended December 31, 2021, the Company issued 121,336 common shares on the exercise of options that had a strike price in the range of CAD$0.75 to CAD$1.55 per common share resulting in cash proceeds of $86,216 (CAD$108,987).

iii. Shares issued on the exercise of Warrants

During the nine months ended September 30, 2022, no warrants were issued or exercised, and 728,347 warrants expired.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

10. Warrants

The following table summarizes the fair value of the warrant liability at September 30, 2022 and December 31, 2021.

	September 30,	December 31,
	2022	2021

Opening balance	$7,206,049	$13,204,211
Additions	-	2,884,981
Exercises	-	(8,976,258)
Foreign exchange	(12,612)	100,635
Change in fair value	(6,992,955)	(7,520)
Closing balance	$200,482	$7,206,049

The warrant liability is adjusted to fair value on the date the warrants are exercised and at the end of each reporting period. The amount that is reclassified to equity on the date of exercise is the fair value at that date.

The following table summarizes the number of warrants outstanding at September 30, 2022 and December 31, 2021.

	September 30, 2022	Weighted Average Exercise Price - CAD	December 31, 2021	Weighted Average Exercise Price - CAD

Balance - beginning of period	8,861,951	$7.46	7,158,337	$4.98
Issued	-	$-	5,522,301	$8.79
Exercised	-	$-	(3,772,640)	$4.73
Expired	(728,347)	$3.97	(46,047)	$3.75
Balance - end of period	8,133,604	$7.77	8,861,951	$7.46

No warrants were exercised during the nine months ended September 30, 2022. The Company received cash proceeds of $14,093,793 (CAD$17,848,084) from the exercise of warrants during the year ended December 31, 2021.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021:

	Quoted prices in active markets for identical asset (Level 1)	Total
September 30, 2022
Warrant liability	$(200,482)	$(200,482)

December 31, 2021
Warrant liability	(7,206,049)	(7,206,049)

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

During the three and nine months ended September 30, 2022 and the year ended December 31, 2021

No incentive stock options were granted during the three and nine months ended September 30, 2022 or the year ended December 31, 2021. During the nine months ended September 30, 2022, the Company issued 1,106,925 options in exchange for all NGW options outstanding (Note 20), 97,325 options were exercised, and 386,250 options were forfeited or expired.

The following table summarizes information about stock options outstanding at September 30, 2022:

Expiry Date	Exercise price CAD$	September 30, 2022 Outstanding	September 30, 2022 Exercisable	December 31, 2021 Outstanding	December 31, 2021 Exercisable

July 4, 2022	$2.65	-	-	100,000	100,000
June 11, 2023	$0.80	61,668	61,668	61,668	61,668
June 30, 2024	$2.60	7,500	7,500	7,500	7,500
November 21, 2024	$1.31	185,203	185,203	-	-
February 27, 2025	$1.31	51,525	51,525	-	-
July 6, 2025	$1.31	97,325	97,325	-	-
December 15, 2025	$3.06	269,075	269,075	-	-
September 30, 2026	$4.37	120,222	120,222	-	-
		792,518	792,518	169,168	169,168

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the continuity of stock options for the period presented:

	September 30, 2022	Weighted Average Exercise Price - CAD	December 31, 2021	Weighted Average Exercise Price - CAD

Balance - beginning of period	169,168	$2.01	293,838	$1.52
Issued	1,106,925	2.58	-	-
Exercised	(97,325)	1.31	(121,336)	0.91
Expired	(386,250)	3.11	(3,334)	0.80
Balance - end of period	792,518	$2.36	169,168	$2.01

Share based compensation expense attributable to employee options was $nil and $3,104 for the nine months ended September 30, 2022, and 2021, respectively.

The total intrinsic value of options exercised, outstanding and exercisable as of September 30, 2022, was $58,363, $87,141 and $87,141, respectively.

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

The following table summarizes the RSUs that are outstanding as at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Balance - beginning of period	2,591,929	1,764,250
Issued	-	4,086,178
Exercised	-	(3,126,534)
Expired	-	(131,965)
Cancelled	(18,000)	-
Balance - end of period	2,573,929	2,591,929

The Company recognized $6,154,338 in share-based compensation expense attributable to the RSU vesting schedule for the nine months ended September 30, 2022 ($12,208,463 for the nine months ended September 30, 2021).

During the nine months ended September 30, 2022

No RSUs were granted, exercised or vested.

During the nine months ended September 30, 2021

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

12. Loss Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Loss available to common shareholders	$(6,255,525)	$(2,741,675)	$(10,356,121)	$(14,320,822)

Weighted average number of shares outstanding, basic and diluted	220,146,277	196,292,786	215,321,796	194,576,544

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.05)	$(0.07)

Approximately 11,500,051 and 13,979,446 of potentially dilutive securities for the three and nine months ended September 30, 2022 and 2021, respectively were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to the net losses for such periods.

13. General and Administrative

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Salaries and wages	$3,574,835	$6,134,539	$11,369,684	$14,481,158
Share based compensation	2,037,764	6,613,846	6,154,338	12,211,567
Executive compensation	780,169	447,800	2,214,009	1,385,009
Licenses and permits	710,951	969,610	2,168,616	2,258,551
Payroll taxes and benefits’	929,679	931,950	2,990,456	2,380,171
Supplies and office expenses	258,468	621,642	758,924	1,562,832
Subcontractors	399,982	953,356	1,532,880	2,166,299
Professional fees (legal, audit and other)	947,922	938,028	4,458,370	2,842,599
Miscellaneous general and administrative expenses	1,670,185	2,214,376	5,160,422	4,897,499
	$11,309,955	$19,825,147	$36,807,699	$44,185,685

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

14. Supplemental Cash Flow Information

	September 30,
Change in Working Capital	2022	2021

Accounts Receivable	$1,363,675	(394,191)
Inventory	3,831,613	(6,303,221)
Prepaid Expenses and Other Assets	923,625	(3,620,412)
Long-term Deposits and Other Assets	199,109	(12,376)
Deferred Tax Assets	(43,617)	-
Accounts Payable	(259,295)	1,677,256
Accrued Expenses	(1,109,964)	3,977,028
Income Taxes Payable	(1,104,371)	(1,614,486)
	$3,800,775	$(6,290,402)

Cash Paid

Income Taxes	$7,925,000	$11,631,307
Interest	$-	$-

Non-cash Financing and Investing Activities

Initial Recognition of ROU Assets and Lease Liabilities	$2,326,202	$867,561
Fixed Asset Amounts in Accounts Payable	$363,077	$-
Warrant liability reclassified to APIC on settlement	$-	$8,955,993
Reclassification of long term lease liabilities to current	$24,659	$-
Early Termination of Operating Lease	$371,381	$-

15. Related Party Transactions and Balances

Related party transactions are summarized as follows:

a) Building Lease

The Company is the sub-lessee of approximately 2,000 square feet of office space and purchases certain printed marketing collateral and stationery items from a company previously owned by one of the Company’s Co-CEOs. Amounts paid for rent for the nine months ended September 30, 2022 and 2021 equaled $6,010 and $16,027, respectively. Amounts paid for printed marketing collateral and stationery items to the same company were $183,914 and $382,264 for the nine months ended September 30, 2022 and 2021, respectively.

The Company leased a cultivation facility from an entity owned by the Company’s Co-CEOs. Rent paid for this facility for the nine months ended September 30, 2022 and 2021 equaled $nil and $301,894, respectively. On April 30, 2021, the Company’s Co-CEOs sold this building to an arm’s length third party who assumed the lease.

(b) Other

A company previously owned by one of the Company’s executives pays the Company for storage space. Amounts paid to the Company for storage space equaled $nil and $122,447 for the nine months ended September 30, 2022 and 2021, respectively, and is recorded in other income.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

16. Commitments and Contingencies

(a) Construction Commitments

The Company had $1,509,641 of outstanding construction commitments as of September 30, 2022.

(b) Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at September 30, 2022, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At September 30, 2022, and December 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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

Currency rate risk

As at September 30, 2022, a portion of the Company’s financial assets and liabilities held in Canadian dollars consist of cash of $311,998 (2021 - $1,621,021). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

18. Disaggregated Revenue

The following table presents the Company’s disaggregated revenue by sales channel:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Retail	$19,714,983	$31,691,248	$69,660,303	$87,304,231
Wholesale	5,908,234	1,261,006	10,069,539	2,307,819

Net revenues	$25,623,217	$32,952,254	$79,729,842	$89,612,050

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

Pursuant to the Plan of Arrangement, on March 2, 2022, the Company acquired all of the NGW Shares for a total consideration of 21,361,002 common shares of the Company and NGW then amalgamated with Planet 13. The NGW Shareholders received 0.1145 of one Planet 13 Share (the “Exchange Ratio”) and a nominal cash payment of C$0.0001 for each NGW Share held immediately prior to the Effective Time. As a result, 21,361,002 Planet 13 Shares and $14,788 in cash were issued in exchange for the NGW Shares. In addition, the number of Planet 13 Shares issued to any person pursuant to the Arrangement was rounded down to the nearest whole Planet 13 Share, with a cash consideration paid in lieu of the issuance of such fractional Planet 13 Share of C$3.36 per share.

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

Consideration paid:

Cash	$14,788
Issuance of 21,361,002 Common Shares	56,656,905
Issuance of 1,106,925 replacement options	1,239,818
$57,911,511

Fair value of net assets acquired:

Cash	$1,493,922
Inventory	3,077,367
Accounts Receivable	1,374,142
Other current assets	156,860
Property, plant and equipment, net of accumulated depreciation	16,229,350
Intangible assets	18,340,000
Goodwill	17,583,460
Accounts Payable and Accrued Liabilities	(218,145)
Income Taxes Payable	(125,445)
$57,911,511

The Company acquired NGW in order to become vertically integrated in California and to create a pathway to introduce it Nevada-based brands into the market. NGW’s post-acquisition revenues, gross profit and net income (loss) included in the Company’s results for the three months ended September 30, 2022 were $3,245,231, $(83,236) and $(96,257), respectively, and NGW’s post-acquisition results for the nine months ended September 30, 2022 were $6,506,529, $7,627 and $(37,555). The following table reflects the revenue, gross profit and comprehensive income (loss) that would have been reported if the acquisition had occurred at the beginning of the periods indicated:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	As Reported	NGW	Pro Forma	As Reported	NGW	Pro Forma

Revenue, net of discounts	$25,623,217	$-	$25,623,217	$32,952,254	$4,294,386	$37,246,640

Gross Profit	10,558,901	-	10,558,901	17,717,134	2,081,192	19,798,326

Comprehensive income (loss) for the period	(6,255,525)	-	(6,255,525)	(2,732,461)	1,436,158	(1,296,303)

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	As Reported	NGW	Pro Forma	As Reported	NGW	Pro Forma

Revenue, net of discounts	$79,729,842	$870,651	$80,600,493	$89,612,050	$12,712,607	$102,324,657

Gross Profit	37,284,412	(131,700)	37,152,712	49,784,174	6,340,159	56,124,333

Comprehensive income (loss) for the period	(10,356,121)	(868,125)	(11,224,246)	(14,320,822)	2,501,056	(11,819,766)

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

21. Subsequent Events

On October 4, 2022, we received notice from the Nevada Cannabis Compliance Board that our conditional distribution license had been transferred from our subsidiary MM Development Company, Inc. to the buyer, pursuant to an April 22, 2022 purchase and sale agreement.  The transaction is pending further closing conditions before our receipt of the $125,000 escrowed funds.  The license transfer and eventual closing will have no impact on our sales or ability to operate in Nevada.

On October 14, 2022, the Company, through its wholly owned subsidiary, Planet 13 Chicago, LLC, entered into a $2,500,000 real property purchase agreement for a proposed dispensing location in Waukegan, Illinois, for an approximately 8,000 square foot building on 1.9 acres, previously occupied by a financial institution tenant. The Company’s obligation to close on the transaction is conditioned upon obtaining local jurisdiction zoning and land-use approvals, completion of customary due diligence, and that the current non-occupying tenant terminate their lease at the property. On November 1, 2022, the Company provided notice of this site selection to the Illinois cannabis regulator.

On November 1, 2022, the Company issued 81,084 common shares on the vesting of RSUs.  The Company did not receive any cash proceeds on the issuance.

On November 1, 2022, 32,417 previously issued RSUs expired unexercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three and nine months ended September 30, 2022. It is supplemental to, and should be read in conjunction with, our unaudited condensed interim consolidated financial statements and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

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

Overview of the Company

We are a multi-state cannabis operator with licenses to operate in Nevada, California, and Florida, and a conditional dispensing license in Illinois. We are headquartered in Las Vegas, Nevada, at our superstore dispensary located adjacent to the Las Vegas Strip. A detailed description of our corporate history and our business can be found in our Annual Report on Form 10-K for the year ended December 31, 2021.

As of September 30, 2022, we employed approximately 600 people and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensaries, while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California licensed cannabis cultivation and production activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing, (d) Planet 13 Florida, Inc. (“Planet 13 Florida”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) a 49% minority interest in Planet 13 Illinois, LLC (“Planet 13 Illinois”) which, as of July 22, 2022, holds a conditional Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

Nevada

As of September 30, 2022, we held the following licensed operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the superstore in Las Vegas with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and a small-indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, and (e) one cannabis distribution license.

At the Planet 13 Las Vegas Superstore, we also offer ancillary services to our customers, including a restaurant with a liquor license, a retail store, and our online cannabidiol (“CBD”) store which also sells products in our facility.

California

As of September 30, 2022, we held the following licensed operations in California: (a) an adult-use dispensary superstore co-located with a distribution license at our 33,000 square foot facility in Santa Ana which we built and opened on July 1, 2021 (the “Planet 13 OC Superstore”), (b) following the closing of our Plan of Arrangement with Next Green Wave Holdings Inc. (“NGW”) on March 2, 2022, as more fully discussed in Acquisitions below, one dual-use and two adult-use cultivation licenses along with a nursery license and distribution license at our 35,000 square foot cultivation facility, and one Type P production license at a 4,000 square foot facility. As of May 5, 2022, we received notification that our application to enhance the Type P production license to Type 6 non-volatile extraction license had been approved by the California Department of Cannabis Control (“DCC”), to produce our existing product lines, including gummies, concentrates, chocolates, and beverages and distribute them for wholesale sales in California. Further, on July 12, 2022, the DCC granted to NGW a cultivation processing license to trim, cure, dry, grade, package, and label the cannabis grown at NGW facilities.

Florida

As of September 30, 2022, we are continuing capital outlays to utilize our Florida MMTC license issued by the Florida Department of Health that was acquired by our wholly owned subsidiary, Planet 13 Florida Inc., on October 1, 2021 for $55 million in cash. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of September 30, 2022 there were 22 companies with MMTC licenses in Florida, many of which are not yet operational. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate.

On July 1, 2022, we, through our subsidiary Planet 13 Florida, Inc., closed on a $3,300,000 USD purchase of a 23-acre parcel of real property, inclusive of a 10,500 square foot building, near Ocala, Florida. The property was previously leased by Planet 13 Florida, Inc., and has received Florida OMMU approvals for cultivation, processing, and dispensing activities.

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

On August 5, 2022, we entered into an option purchase agreement that gives the us the option to purchase 51% of Planet 13 Illinois that it does not already own from Frank Cowan for $866,250 in cash and 1,063,377 common shares of the Company. The option is exercisable at our discretion for a period of two years.

On October 14, 2022, the Company, through its wholly owned subsidiary Planet 13 Chicago, LLC, entered into a $2,500,000 real property purchase agreement for a proposed dispensing location in Waukegan, Illinois, for an approximately 8,000 square foot building on 1.9 acres, previously occupied by a financial institution tenant. The Company’s obligation to close on the transaction is conditioned upon obtaining local jurisdiction zoning and land-use approvals, completion of customary due diligence, and that the current non-occupying tenant terminate their lease at the property. On November 1, 2022, the Company provided notice of this site selection to the Illinois cannabis regulator.

COVID-19 Pandemic Update for Third Quarter 2022

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

Pursuant to the Plan of Arrangement, at 12:01 a.m. (Vancouver time) (the “Effective Time”) on the Closing Date, we acquired all of the NGW Shares for a total consideration of approximately C$71,791,700 (based on the closing price of our Common Shares (the “Planet 13 Shares”) on the Canadian Securities Exchange on February 28, 2022), and NGW then amalgamated with us. The NGW Shareholders received 0.1145 of one Planet 13 Share (the “Exchange Ratio”) and a nominal cash payment of C$0.0001 for each NGW Share held immediately prior to the Effective Time. As a result, 21,361,002 Planet 13 Shares and $14,788 in cash were issued in exchange for the NGW Shares. In addition, the number of Planet 13 Shares issued to any person pursuant to the Arrangement was rounded down to the nearest whole Planet 13 Share, with a cash consideration paid in lieu of the issuance of such fractional Planet 13 Share of C$3.379 per share.

Based upon the Exchange Ratio, all NGW options to acquire NGW Shares that were outstanding immediately prior to the Effective Time were also exchanged for our options that will entitle the holders to receive, upon exercise thereof, Planet 13 Shares. As a result, we issued 1,106,925 options in exchange for the NGW options.

Results of Operations

Expressed in USD$	Three Months Ended
	September 30, 2022	September 30, 2021	Percentage Change
Revenue
Net revenue	25,623,217	32,952,254	(22.2)%
Cost of Goods Sold	(15,064,315)	(15,208,926)	(1.0)%
Gross Profit	10,558,902	17,743,328	(40.5)%
Gross Profit Margin %	41.2%	53.8%

Expenses
General and Administrative	11,309,955	19,825,147	(43.0)%
Sales and Marketing	938,269	1,959,579	(52.1)%
Lease expense	723,955	673,880	7.4%
Depreciation and Amortization	1,978,403	1,376,521	43.7%

Total Expenses	14,950,582	23,835,127	(37.3)%

Loss From Operations	(4,391,680)	(6,091,799)	(27.9)%

Other Income (Expense):
Interest income (expense), net	121,285	(6,996)	(1,833.6)%
Foreign exchange gain (loss)	(1,834)	79,688	114.0%
Transaction costs	-	-	-%
Change in fair value of warrants	197,721	6,522,787	(99.6)%
Other income (expense)	41,487	152,466	(72.8)%
Total Other Income (Expense)	358,659	6,747,945	(94.7)%

Income (loss) for the period before tax	(4,033,021)	656,146	(714.7)%
Provision for income tax (current and deferred)	2,222,504	3,397,821	(34.6)%
Loss for the period	(6,255,525)	(2,741,675)	128.2%

Loss per share for the period
Basic and fully diluted loss per share	$(0.03)	$(0.01)

Weighted Average Number of Shares Outstanding
Basic and diluted	220,146,277	196,292,786

Expressed in USD$	Nine Months Ended
	September 30, 2022	September 30, 2021	Percentage Change
Revenue
Net revenue	79,729,842	89,612,050	(11.0)%
Cost of Goods Sold	(42,445,429)	(39,827,876)	6.6%
Gross Profit	37,284,413	49,784.174	(25.1)%
Gross Profit Margin %	46.8%	55.6%

Expenses
General and Administrative	36,807,699	44,185,685	(16.7)%
Sales and Marketing	2,428,947	4,162,934	(41.7)%
Lease expense	1,984,252	1,934,138	2.6%
Depreciation and Amortization	5,982,392	3,325,524	79.9%

Total Expenses	47,203,290	53,608,281	(11.9)%

Loss From Operations	(9,918,877)	(3,824,107)	159.4%

Other Income (Expense):
Interest income (expense), net	193,896	(23,698)	(918.2)%
Foreign exchange gain (loss)	(23,000)	1,805,953	(91.7)%
Transaction costs	-	(256,666)	n/a
Change in fair value of warrants	6,992,955	(2,728,386)	(350.0)%
Other income	270,254	338,890	(20.3)%
Total Other Income (Expense)	7,434,105	(863,907)	(960.5)%

Loss for the period before tax	(2,484,772)	(4,688,014)	(47.0)%
Provision for income tax (current and deferred)	7,871,349	9,632,808	(18.3)%
Loss for the period	(10,356,121)	(14,320,822)	(27.7)%

Loss per share for the period
Basic and fully diluted loss per share	$(0.05)	$(0.07)

Weighted Average Number of Shares Outstanding
Basic and diluted	215,321,796	194,576,544

We experienced a 22.2% decrease in net revenue during the three months ended September 30, 2022, and a 11.0% decrease for the nine months ended September 30, 2022, when compared to the three and nine months ended September 30, 2021. The decrease is attributable to a reduction in the number of customers at our Planet 13 Las Vegas Superstore location compared to the prior year periods, partially offset by an increase of revenue from the Planet 13 OC Superstore and the addition of wholesale revenue from the NGW cultivation operations in California, and an increase in net wholesale revenue. Overall, net revenue decreased by ($7,329,037) or (22.2%) during the three months ended September 30, 2022, decreased by ($9,882,208) or (11.0%) during the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021. The potential recession and increase in inflation, including the increase in the price of gasoline and the increase in interest rates, combined to reduce the disposable income of our customers during the nine months ended September 30, 2022, and also had an impact on the number of customers and tourists visiting the Planet 13 Las Vegas Superstore and our other retail locations during both the three and nine months ended September 30, 2022.

Details of net revenue by product category are as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021	Percentage Change
Flower	$9,203,668	$15,797,957	(41.7)%
Concentrates	7,064,277	8,896,194	(20.6)%
Edibles	4,140,211	5,197,188	(20.3)%
Topicals and Other Revenue	1,467,792	1,947,811	(24.6)%
Wholesale	3,747,269	1,113,104	236.7%
Net revenue	$25,623,217	$32,952,254	(22.2)%

	Nine Months Ended
	September 30, 2022	September 30, 2021	Percentage Change
Flower	$28,036,203	$46,400,764	(39.6)%
Concentrates	22,406,354	22,365,768	0.2%
Edibles	14,119,412	12,596,942	12.1%
Topicals and Other Revenue	5,145,228	4,858,491	5.9%
Wholesale	10,022,645	3,390,085	195.6%
Net revenue	$79,729,842	$89,612,050	(11.0)%

Gross profit margin for the three months ended September 30, 2022 was 41.2% compared to 53.8% for the three months ended September 30, 2021 and was 46.8% for the nine months ended September 30, 2022 compared to 55.6% for the nine months ended September 30, 2021. The decrease in gross profit margin for the three and nine months ended September 30, 2022 was a result of increased sales incentives during the period coupled with the increase in wholesale revenue, both from our Nevada wholesale business and from the recently acquired NGW cultivation assets in California, that has an inherently lower gross margin than retail sales revenue.

The costs of internal cultivation have continued to trend down as we continue to improve our yields and cultivation efficiency across all of our cultivation facilities. In addition, margin enhancement through the creation of internally generated brands, such as TRENDI, Leaf & Vine, HaHa Gummies, Dreamland Chocolate, HaHa Beverages and Medizin, continued to have a positive impact on gross margins during the three and nine months ended September 30, 2022, helping offset the lower margins received on the sale of wholesale product and sales to local customers in the State of Nevada. We anticipate that margins will trend upward as tourist customers return to Las Vegas and the Planet 13 Las Vegas Superstore in greater numbers and through our ability to produce our award-winning brands in California and introduce those brands into our Planet 13 OC Superstore along with the recent introduction of NGW premium flower to the Planet 13 OC Superstore.

Our premium cultivation facilities were operating near capacity during the three and nine months ended September 30, 2022, and September 30, 2021, respectively. The amount of cannabis grown during the period increased significantly when compared to the prior year period due to the addition of the 35,000 square feet of cultivation capacity that was added as part of the NGW acquisition on March 2, 2022, and the September 26, 2022 initial planting in our substantially completed 22,000 square foot cultivation facility expansion in Nevada. The wholesale flower market in California came under pressure due to excess supply of flower and biomass from the harvest of outdoor crops during the November 2021 to March 2022 period. Wholesale flower prices experienced significant decline during this period, impacting gross margins and revenue at our NGW cultivation facility during the period. The supply of wholesale flower in California appears to be stabilizing and we have seen increases in both demand and the price received for premium indoor grown flower from late April through the end of October 2022.

Overall gross margin was $10,558,902 and $17,743,328 for the three months ended September 30, 2022, and 2021 respectively, a decrease of 40.5%, and was $37,284,413 and $49,784,174 for the nine months ended September 30, 2022, a decrease of 25.1%.

General and Administrative (“G&A”) expenses (which includes non-cash share-based compensation expenses,) decreased by 43.0% during the three months ended September 30, 2022, when compared to the three months ended September 30, 2021. The decrease in G&A expenses incurred during the three months ended September 30, 2022, was a result of focused cost cutting initiatives undertaken by the Company and a reduction in share-based compensation expense recorded during the period, partially offset by the addition of G&A expenses from the recently acquired NGW cultivation assets in California. G&A costs for the nine months ended September 30, 2022, decreased by 16.7% or $7,377,986 as a result of focused cost cutting initiatives undertaken by the Company and a reduction in share-based compensation expense recorded during the period, partially offset by the addition of G&A expenses from the recently acquired NGW cultivation assets in California, a full nine months of operations at our P13 OC Superstore compared with only three months in the prior year period, as well as increased expenditures related to corporate initiatives (registration of the class of our Common Shares through filing a Form 10 registration statement with the SEC and merger and acquisition related fees incurred on the closing of the NGW acquisition) that were expensed during the nine months ended September 30, 2022 when compared to the prior year period. Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 36.2% for the three months ended September 30, 2022, compared to 40.1% for the three months ended September 30, 2021. And was 38.4% and 35.7% for the nine months ended September 30, 2022, and the nine months ended September 30, 2021. The increase in G&A as a percentage of revenue for the nine months ended September 30, 2022, was a direct result of the addition of one time legal and other professional fees associated with the acquisition of NGW and the Company becoming a US Domestic through the filing of a Form 10 registration statement in February 2022.

A detailed breakdown of G&A expenses is as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021	Percentage change

Salaries and wages	$3,574,835	$6,134,539	(41.7)%
Executive compensation	780,169	447,800	74.2%
Licenses and permits	710,951	969,610	(26.7)%
Payroll taxes and benefits	929,679	931,950	(0.2)%
Supplies and office expenses	258,468	621,642	(58.4)%
Subcontractors	399,982	953,356	(58.0)%
Professional fees (legal, audit and other)	947,922	938,028	1.1%
Miscellaneous general and administrative expenses	1,670,185	2,214,376	(24.6)%
Share-based compensation expense	2,037,764	6,613,846	(69.2)%
	$11,309,955	$19,825,147	(43.0)%

	Nine Months Ended
	September 30, 2022	September 30, 2021	Percentage change

Salaries and wages	$11,369,684	$14,481,158	(21.5)%
Executive compensation	2,214,009	1,385,009	59.9%
Licenses and permits	2,168,616	2,258,551	(4.0)%
Payroll taxes and benefits	2,990,456	2,380,171	25.6)%
Supplies and office expenses	758,924	1,562,832	(51.4)%
Subcontractors	1,532,880	2,166,299	(29.2)%
Professional fees (legal, audit and other)	4,458,370	2,842,599	56.8%
Miscellaneous general and administrative expenses	5,160,422	4,897,499	5.4%
Share-based compensation expense	6,154,338	12,211,567	(49.6)%
	$36,807,699	$44,185,685	(16.7)%

Non-cash, share based compensation of $2,037,764 was recognized during the three months ended September 30, 2022, decreasing from $6,613,846 incurred during the three months ended September 30, 2021. For the nine months ended September 30, 2022, non-cash share-based compensation expense was $6,154,338, a decrease of 49.6% over the $12,211,567 recognized during the nine months ended September 30, 2021. The decrease in both the three- and nine-month periods can be attributable to the vesting schedule for both Restricted Share Units (“RSUs”) and incentive stock options that were previously granted, particularly the net 3,954,213 RSUs that were granted on April 18, 2021, that vest 1/3 on December 1, 2021, and 1/3 on the first and second anniversary of the first vesting date. These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs. See Note 12 to our audited consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2021, for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses decreased by 52.1% during the three months ended September 30, 2022, and by 41.7% for the nine months ended September 30, 2022, when compared to the three and nine months ended September 30, 2021. The decrease during both the three- and nine-month periods was a result of us continuing to refine our marketing efforts to optimize marketing spend on initiatives that drive increased customer traffic to the Planet 13 Las Vegas Superstore and the Planet 13 OC Superstore and our Medizin dispensary in Nevada.

Lease expense increased by 7.4% during the three months ended September 30, 2022, when compared to the three months ended September 30, 2021 due to increases in contracted lease rates on the Company’s leased properties during the period. Lease expense for the nine months ended September 30, 2022, increased by 2.6%  compared to the nine months ended September 30, 2021, due to a financial incentive from the landlord of the Planet 13 OC Superstore received during the period which offset increases in contractual lease rates. We are amortizing the financial incentive benefit received over the remaining life of the lease.

Depreciation and Amortization increased 43.7% during the three months ended September 30, 2022, when compared to the prior year period because of the recording of depreciation on the NGW cultivation facility during the period as well as depreciation from the Planet 13 OC Superstore location, both of which were not owned/open during the prior year comparative period. For the nine months ended September 30, 2022, depreciation and amortization increased 79.9% when compared to the prior year period because of the recording of depreciation on the NGW cultivation facility during the period as well as depreciation from the Planet 13 OC Superstore location.

Interest income was $121,285 earned during the three months ended September 30, 2022, compared to interest expense of $6,996 during the three months ended September 30, 2021, (interest income of $193,896 for the nine months ended September 31, 2022, compared to interest expense of $23,698 during the nine months ended September 30, 2021).  The interest expense relates to accrued interest on our long-term debt that is due and payable on demand offset by interest income earned on cash deposits. The balance of long-term debt as of September 30, 2022, was $884,000 compared to $884,000 as of December 31, 2021.

We conduct our operations in both United States dollars and Canadian dollars, holding financial assets and incurring expenses in both currencies. On December 31, 2021, the value of the USD was USD$1.00=CAD$1.2678 compared to the value of the USD of USD$1.00=CAD$1.3707 at September 30, 2022 and averaged USD$1.00=CAD$1.2828 during the nine months ended September 30, 2022, resulting in our realizing a foreign exchange loss of $1,834 during the three months ended September 30, 2022 compared to a foreign exchange gain of $79,688 during the three months ended September 30, 2021. (Foreign exchange loss of $23,000 for the nine months ended September 30, 2022, compared to a gain of $1,805,953 for the nine months ended September 30, 2021). It is our policy not to hedge our CAD exposure.

Warrants are accounted for in accordance with the applicable authoritative accounting guidance in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), as derivative liabilities based on the specific terms of the warrant agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss. During the three months ended September 30, 2022, the change in fair value of the warrants resulted in a gain of $197,721 (gain of $6,992,955 during the nine months ended September 30, 2022) compared to a gain of $6,522,787 for the three months ended September 30, 2021 (a loss of ($2,728,386) for the nine months ended September 30, 2021).

Other income (expense), consisting of Automated Teller Machine (“ATM”) fees, interest and other miscellaneous income/expense was income of $41,487 for the three months ended September 30, 2022, compared to other income of $152,466 for the three months ended September 30, 2021. Other income for the nine months ended September 30, 2022, was $270,254 compared to other income of $338,890 for the nine months ended September 30, 2021.

Transaction costs related to the issuance of warrants of $0 were incurred during the three and nine months ended September 30, 2022, compared to transaction costs of $0 and $256,666 during the three months and nine months ended September 30, 2021, respectfully. The transaction costs represent a portion of the issuance costs that were allocated to the issuance of warrants as part of the bought deal equity financing that was completed in February 2021.

The income tax expense for the three months ended September 30, 2022, was $2,222,504 compared to $3,397,821 for the prior year period. The tax expense decreased due to the decrease in taxable profitability during the three months ended September 30, 2022, when compared to the three months ended September 30, 2021. Income tax expense for the nine months ended September 30, 2022, was $7,871,349 compared to income tax expense of $9,632,808 for the nine months ended September 30, 2021. The tax expense decreased due to the decrease in taxable profitability during the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021. We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent of our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the three months ended September 30, 2022, was $6,255,525 (($0.03) per share) compared to an overall net loss of $2,741,675 (($0.01) per share) for the three months ended September 30, 2021. The overall net loss for the nine months ended September 30, 2022, was $10,356,121 (($0.05) per share) compared to a net loss of $14,320,822 ((0.07) per share) for the nine months ended September 30, 2021.

Segmented Disclosure

We operate in a single reportable operating segment as a vertically integrated cannabis company with cultivation, production and distribution operations in Nevada and cultivation, retail dispensary and distribution operations in California.

Liquidity and Capital Resources

As of September 30, 2022, our financial instruments consist of cash, deposits, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of September 30, 2022, we had working capital of $58,126,927 compared to working capital of $68,274,639 as of December 31, 2021. The Company has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, including the substantially completed expansion of a cultivation facility in Clark Country, Nevada the planned build-out of our operations in Florida, further expansion of operations in Nevada, and the conditional acquisition and build-out of an Illinois retail location.

The following table relates to the nine months ended September 30, 2022, and 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows provided by operating activities	$2,334,432	$(225,926)
Cash flows used in investing activities	(13,148,271)	(14,624,473)
Cash flows provided by financing activities	97,980	64,520,739

Cash Flows from Operating Activities

Net cash provided by operating activities was $2,334,432 for the nine months ended September 30, 2022, compared to cash used in operating activities of ($225,926) for the nine months ended September 30, 2021. The increase is primarily due to the receipt of cash proceeds for lease incentives during the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021.

Cash Flows from Investing Activities

Net cash used in investing activities was $13,148,271 for the nine months ended September 30, 2022, compared to net cash used in investing activities of $14,624,473 for the nine months ended September 30, 2021. The decrease is due to lower amounts spent on capital expenditures during the period when compared to the nine months ended September 30, 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities was $97,980 representing cash proceeds received on the exercise of stock options during the nine months ended September 30, 2022, compared to net cash provided by financing activities of $64,520,739 for the nine months ended September 30, 2021. The decrease was primarily related to no warrants being exercised during the period and no equity financings or private placements being completed during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

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

Should financing not be available, the Company has adequate liquidity in the form of cash on hand to fund all of its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, including the planned expansion of a cultivation facility in Clark County, Nevada, the build-out of our operations in Florida, further expansion of operations in Nevada, and the conditional acquisition and build-out of an Illinois retail location.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2022, or as of December 31, 2021, or as of the date hereof.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including the Co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

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

Date: November 10, 2022	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer

	By:	/s/ Dennis Logan
Dennis Logan
Chief Financial Officer

