Form 10-K
period 2022-12-31
Planet 13 Holdings Inc.
filed 2023-03-23
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the Common Shares held by non-affiliates on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these shares on the Canadian Securities Exchange, converted to USD using the exchange rate posted by the Bank of Canada on June 30, 2022 of USD$1.00=CAD$1.2886) was $158,091,661.

As of March 23, 2023, there were 221,533,438 Common Shares outstanding.

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

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

As a company with less than $1.235 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we may take advantage of specified reduced disclosure and other exemptions from requirements that are otherwise applicable to public companies that are not emerging growth companies. These provisions include:

●	Reduced disclosure about our executive compensation arrangements;
●	Exemptions from non-binding shareholder advisory votes on executive compensation or golden parachute; and
●	Exemption from auditor attestation requirement in the assessment of our internal control over financial reporting.

We will remain an emerging growth company until the earliest of (i) the last day of the year in which we have total annual gross revenue of $1.235 billion or more; (ii) the last day of the year following the fifth anniversary of the first sale of the common equity securities pursuant to an effective registration under the Securities Act; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking information” and “forward-looking statements” within the meaning of applicable Canadian securities laws and United States securities laws. All information, other than statements of historical facts, included in this Annual Report on Form 10-K that addresses activities, events or developments that we expect or anticipate will or may occur in the future is forward-looking information. Forward-looking information is often identified by the words “may,” “would,” “could,” “should,” “will,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “expect” or similar expressions and includes, among others, information regarding: the anticipated benefits of the acquisition of Next Green Wave Holdings Inc., including the corporate, operational and financial benefits, our strategic plans and expansion and expectations regarding the growth of the California cannabis market; statements relating to the business and future activities of, and developments related to, us after the date of this Annual Report on Form 10-K, including such things as future business strategy, competitive strengths, goals, expansion and growth of our business, operations and plans, new revenue streams, the completion by us of contemplated acquisitions of additional real estate, cultivation and licensing assets, the roll out of new dispensaries, the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for, the expansion of existing cultivation and production facilities, the completion of cultivation and production facilities that are under construction, the construction of additional cultivation and production facilities, the expansion into additional U.S. markets, any potential future legalization of adult-use and/or medical cannabis under U.S. federal law; expectations of market size and growth in the United States and the states in which we operate or contemplate future operations; expectations for other economic, business, regulatory and/or competitive factors related to us or the cannabis industry generally; and other events or conditions that may occur in the future.

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

PART I

Item 1. Business.

Overview

We are a vertically integrated cultivator and provider of cannabis and cannabis-infused products in the States of Nevada and California. In addition to these operational cannabis licenses, we hold licenses and are developing operations in Florida and Illinois. Our common shares are listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “PLTH” and quoted on the OTCQX in the United States under the symbol “PLNHF.”

Through our subsidiaries in Nevada, we hold six licenses for cultivation (three medical licenses and three adult-use licenses), six licenses for production (three medical licenses and three adult-use licenses), three dispensary licenses (one medical license and two adult-use licenses) and one distribution license.

Additionally, in California, through Newtonian Principles, Inc. (“Newtonian”), a wholly-owned subsidiary of ours located in Santa Ana, California, we hold one dispensary license and one distribution license.

On March 2, 2022, we acquired through a plan of arrangement, and then amalgamated with, Next Green Wave Holdings Inc. (“NGW”). NGW was a Canada-based seed to sale cannabis company, which provided products and services to the cannabis industry in the State of California. See “2022 Acquisition of Next Green Wave Holdings Inc.” With the California subsidiaries obtained from our acquisition of NGW, we received two licenses for adult-use cultivation, one cultivation adult-use nursery license, one cultivation medical license, one adult-use and medical distribution license, one adult-use and medical manufacturer Type P license, and a pending application for a cultivation processor license. Shortly after acquiring NGW, we initiated a series of updates and consolidations of NGW licenses, resulting in upgrading the Type P license to a Type 6 manufacturing license, and consolidating the various cultivation licenses into a medium cultivation license.  Pursuant to the consolidation, on February 27, 2023, we further requested to relinquish our nursery and processor licenses, as those are redundant under the medium cultivation license.

On July 1, 2022, we acquired a 23-acre parcel of real property, inclusive of a 10,500 square foot building, near Ocala, Florida which is currently authorized to cultivate, process, and dispense medical marijuana. We are in the process of developing our operational plans and continue to select dispensing locations across Florida which we expect to supply from the Ocala cultivation and processing location.

On July 22, 2022, we received the previously awarded Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region and intend to open a dispensary in Waukegan, a suburb of Chicago, by mid to late 2023.

We currently sell over 123 different strains of cannabis (up to 35 of which are grown in-house) and have a customer-loyalty database of over 385,000 customers. We own and manufacture cannabis products under the following brands: HaHa (gummies and beverages), Dreamland (chocolates), TRENDI (vapes and concentrates), Medizin (flower, vapes, concentrates), Leaf and Vine (vapes).

The following table presents the inter-corporate relationships between us and our subsidiaries as at the date hereof.

Subsidiaries of Company	Ownership and control	Description
MM Development Company, Inc.	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company, LLC	100%	Management/holding company
LBC CBD, LLC	100%	CBD retail sales and marketing
BLC NV Food, LLC	100%	Holding company for By The Slice, LLC
By The Slice, LLC	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Newtonian Principles, Inc.	100%	California license holding company; cannabis retail sales
Planet 13 Illinois, LLC	100%	Illinois license holding company
Planet 13 Florida, Inc.	100%	Florida license holding company
Planet 13 Chicago, LLC	100%	Holding company
Club One Three, LLC	100%	Inactive
Crossgate Capital U.S. Holdings Corp.	100%	Holding company for Next Green Wave, LLC
Next Green Wave, LLC	100%	Subsidiary of Crossgate Capital U.S. Holdings Corp.; California license holding company; cannabis cultivation and processing

Our registered office is located at Bentall 5, 550 Burrard Street, Suite 2501, Vancouver, BC V6C 285, and our head office is located at 2548 West Desert Inn Road, Suite 100, Las Vegas, Nevada 89109.

History of the Company

We were incorporated under the Canada Business Corporations Act (“CBCA”) on April 26, 2002 under the name “High Income Preferred Shares Corporation.” On October 18, 2010, Wombat Investment Trust acquired control of us and on January 1, 2011, we changed our name to “Carpincho Capital Corp.” (“Carpincho”).

MM Development Company, Inc. (“MMDC”), now one of our wholly owned subsidiaries, was formed on March 20, 2014 as a Nevada limited liability company under the name MM Development Company, LLC (“MMDC LLC”) with the mission to provide compassionate, dignified and affordable access to cannabis, cannabis concentrates and cannabis-infused products to approved customers in the State of Nevada. MMDC LLC underwent a statutory conversion to a Nevada corporation and became MMDC on March 14, 2018. On June 11, 2018, MMDC completed a reverse-takeover (“RTO” or “Business Combination”) transaction of Carpincho and filed Articles of Amendment to effect (i) a consolidation of its share capital on a 0.875 (new) for one (1) old basis; (ii) a name change from “Carpincho Capital Corp.” to “Planet 13 Holdings Inc.”; and (iii) the creation of a new class of convertible, class A restricted voting shares (the “Restricted Voting Shares”). The Restricted Voting Shares were convertible into common shares of the Company (the “Common Shares”) at the option of the holders on a share-for-share basis.

On May 31, 2018, the Nevada State Department of Taxation (“DOT”), the agency which regulated cannabis operations in Nevada, approved the transfer of MMDC’s cultivation production and dispensary licenses to us.

On June 26, 2019, we continued out of the jurisdiction of Canada under the CBCA into the jurisdiction of the Province of British Columbia under the Business Corporations Act (British Columbia) (“BCBCA”). On August 12, 2019, our wholly-owned subsidiary 10653918 Canada Inc. (“Finco”) was continued out of the jurisdiction of Canada under the CBCA into the jurisdiction of the Province of British Columbia under the BCBCA and on September 24, 2019, we completed a short-form vertical amalgamation with Finco (the “Short Form Amalgamation”). The Short Form Amalgamation was undertaken to simplify our corporate structure and to obtain certain administrative and financial reporting efficiencies. No securities were issued in connection with the Short Form Amalgamation.

Prior to the completion of the Business Combination, the only active business operations of Carpincho was to carry on activities as a venture capital company seeking assets or businesses with good growth potential to merge with or acquire. Following the Business Combination, we have continued the business of MMDC.

2018 Financings, Subscription Receipt Offering, Bought Deal Offering

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

April-May 2018 Subscription Receipt Offering

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

December 2018 Bought Deal Offering

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

2020 Acquisitions and Financing, Re-Opening Medizin Dispensary

May 2020 Santa Ana Acquisition

On May 20, 2020, we acquired all of the issued and outstanding common stock (the “Newtonian Shares”) of Newtonian Principles Inc. (“Newtonian”) (the “Santa Ana Acquisition”), resulting in our acquiring a provisional adult-use cannabis retailer license issued by the State of California Bureau of Cannabis Control (the “California License”) and a regulatory safety permit issued by the City of Santa Ana (the “Santa Ana Permit”), which were both held by Newtonian, and a 30-year lease for a dispensary in Santa Ana, California (the “Santa Ana Premises”) along with certain other assets (collectively, the “Warner Assets”) from Warner Management Group, LLC (“Warner”). Newtonian had no operations at the time of the Santa Ana Acquisition. We issued 3,940,932 Restricted Voting Shares (the “Santa Ana Consideration Shares”), representing an agreed value of US$4,000,000, to certain vendors in consideration for the Newtonian Shares, and paid Warner US$1,000,000 in cash and cancelled an interim buildout loan to Warner in consideration for the Warner Assets.

The Santa Ana Consideration Shares were subject to a four-month and one day hold period under Canadian securities laws and were subject to a lock-up whereby 1/8 of the Santa Ana Consideration Shares were released from lock-up each month beginning on September 22, 2020.

On September 25, 2020, Newtonian received a Regulatory Safety Permit Phase 1 approval from the City of Santa Ana for distribution activities at the Santa Ana Premises. On June 18, 2021, Newtonian received both a Commercial Cannabis Adult-Use Retail Sales and a Commercial Cannabis Distribution Regulatory Safety Permit Phase 2 approval from the City of Santa Ana, and on June 21, 2021, received a California Adult-Use and Medicinal Distributor License.

In mid-June 2021, we completed the build-out of approximately 25,600 square feet of retail space on Warner Boulevard in the City of Santa Ana located in Orange County (the “Planet 13 OC Superstore”) and co-located distribution facility, and opened for California State and City of Santa Ana licensed cannabis sales and distribution starting July 1, 2021.

July 2020 WCDN Acquisition

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

The transaction was scheduled to close in two parts, the first closing being cash transferred for the equipment and cannabis inventory which occurred on July 17, 2020, and the second closing (the “Second Closing”) being contingent on the approval to transfer the license and receipt of the cultivation and production licenses from the State of Nevada’s Cannabis Compliance Board (the “CCB”). On August 25, 2020, the CCB conditionally approved the transfer of the cultivation and production licenses to MMDC, and on September 3, 2020, MMDC received the cultivation and production licenses pursuant to a letter from the CCB and certificates issued on November 3, 2020. Pursuant to the WCDN Acquisition, MMDC also received a conditional distribution license which it did not place into operation and later sold on January 6, 2023.

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

November 2020 Medizin Re-Opening

MMDC applied for dispensary licenses in Nevada pursuant to a competitive application process in September 2018, and was notified that no licenses were awarded in December 2018. On information known at that time, MMDC filed a lawsuit against the State of Nevada, along with a significant majority of similarly denied applicants. After the first week of trial in July 2020 concerning that litigation pending from December 2018, MMDC entered into a settlement agreement with the State of Nevada, and defendants in intervention to receive a license in unincorporated Clark County to reopen the Medizin location (the “Medizin Facility”) (the “Nevada License Settlement”). On July 31, 2020, the Nevada Tax Commission convened and approved the signed Nevada License Settlement and requested that the CCB, which had authority over Nevada-licensed cannabis businesses as of July 1, 2020, also convene and approve the settlement. On August 7, 2020, the CCB convened and approved the Nevada License Settlement. Pursuant to the Nevada License Settlement, our subsidiary MMDC agreed to a release and waiver of its claims against the State of Nevada and the defendants in intervention, in return for MMDC receiving the provisional unincorporated Clark County adult-use dispensary license originally received by Nevada Organic Remedies in December 2018. Pursuant to a letter dated September 3, 2020, the CCB transferred the conditional Clark County dispensary license to MMDC. On November 20, 2020, we opened the Medizin Facility, having received CCB final inspection approvals and a Clark County business license.

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

August 2021 Illinois Dispensing License Lottery Win

On August 5, 2021, our subsidiary, Planet 13 Illinois LLC (“Planet 13 Illinois”), which was then owned 49% by us and 51% by Frank Cowan, a resident of Illinois, was a lottery winner for a Social-Equity Justice Involved Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region from the Department of Financial and Professional Regulation in the State of Illinois. We intend to launch a dispensary in Waukegan, a suburb of the greater Chicago area, and anticipate that it will be operational in mid to late 2023.

October 2021 Florida License Acquisition

On October 1, 2021, our wholly owned subsidiary, Planet 13 Florida Inc. (“Planet 13 Florida”), completed the acquisition of a license from a subsidiary of Harvest Health & Recreation Inc. (the “Seller”) pursuant to which Planet 13 Florida purchased from the Seller a license to operate as a Medical Marijuana Treatment Center issued by the Florida Department of Health for $55,000,000 in cash. No other assets or liabilities were acquired. Licensed Medical Marijuana Treatment Centers (“MMTCs”) are vertically integrated and the only businesses in Florida authorized to cultivate, process, transport and dispense medical marijuana to qualified patients and caregivers. As of December 31, 2022, there were 22 companies with MMTC licenses in Florida. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate.

Recent Developments

March 2022 NGW Acquisition

On March 2, 2022 (the “Closing Date”), we completed our acquisition of NGW. We entered into an arrangement agreement (the “Arrangement Agreement”) with NGW on December 20, 2021 pursuant to which we agreed to acquire (the “Arrangement”) all of the issued and outstanding common shares of NGW (the “NGW Shares”), and then amalgamate with NGW pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia). The Arrangement was approved by the holders of NGW Shares (the “NGW Shareholders”) at a special meeting of NGW Shareholders held on February 25, 2022 and approved by the Supreme Court of British Columbia on March 1, 2022.

Pursuant to the Plan of Arrangement, at 12:01 a.m. (Vancouver time) (the “Effective Time”) on the Closing Date, we acquired all of the NGW Shares for a total consideration of approximately C$71,345,747 (based on the closing price of our Common Shares (the “Planet 13 Shares”) on the Canadian Securities Exchange on March 2, 2022), and NGW then amalgamated with us. The NGW Shareholders received 0.1145 of one Planet 13 Share (the “Exchange Ratio”) and a nominal cash payment of C$0.0001 for each NGW Share held immediately prior to the Effective Time. As a result, 21,361,002 Planet 13 Shares and C$18,656 in cash were issued in exchange for the NGW Shares. In addition, the number of Planet 13 Shares issued to any person pursuant to the Arrangement was rounded down to the nearest whole Planet 13 Share, with a cash consideration paid in lieu of the issuance of such fractional Planet 13 Share of C$3.379 per share, resulting in an aggregate cash-in-lieu consideration of C$77.61.

Based upon the Exchange Ratio, all NGW options to acquire NGW Shares that were outstanding immediately prior to the Effective Time were also exchanged for our options that will entitle the holders to receive, upon exercise thereof, Planet 13 Shares. As a result, we issued 1,106,925 options in exchange for the NGW options.

Though we have since restructured the cannabis licenses of NGW (as more fully set forth in Table 1 in the Licenses section below), through this acquisition, we gained seven cannabis licenses in the State of California. The combined licenses of Newtonian and NGW allow for cultivation, production, distribution, and dispensing activities in California.

July 2022 Purchase of Florida Cultivation Site

On July 1, 2022, we, through our subsidiary Planet 13 Florida, Inc., closed on a $3,300,000 purchase of a 23-acre parcel of real property, inclusive of a 10,500 square foot building, near Ocala, Florida. The property was previously leased by Planet 13 Florida, Inc., and has received approvals for cultivation, processing, and dispensing via delivery from the Florida Office of Medical Marijuana Use

August 2022 Planet 13 Illinois Option Purchase Agreement

On August 5, 2022, we entered into an option purchase agreement that gave us the option to purchase the remaining 51% of Planet 13 Illinois from Frank Cowan for $866,250 in cash and 1,063,377 common shares of the Company. The option was exercisable at our discretion for a period of two years.

October 2022 Real Property Purchase Agreement

On October 14, 2022, we, through our wholly-owned subsidiary Planet 13 Chicago, LLC, entered into a $2,500,000 real property purchase agreement for a proposed dispensing location in Waukegan, Illinois, for an approximately 8,000 square foot building on 1.9 acres, previously occupied by a financial institution tenant. Our obligation to close on the transaction was conditioned upon obtaining local jurisdiction zoning and land-use approvals, completion of customary due diligence, and that the current non-occupying tenant terminate their lease at the property. On November 1, 2022, the Company provided notice of this site selection to the Illinois cannabis regulator. On February 3, 2023, we closed on this transaction.

2023 Purchase of Remaining 51% of Planet 13 Illinois

On February 7, 2023, we exercised and closed our option to purchase the remaining 51% of Planet 13 Illinois from Frank Cowan.

Overview of the Company’s Cannabis Business

Introduction

On November 1, 2018, we opened the Planet 13 Las Vegas Superstore, less than 500 feet from the Trump Tower and less than 2,500 feet from the Wynn hotel. MMDC entered into an arm’s length agreement to lease a 100,000 square foot building to house its Planet 13 Las Vegas Superstore dispensary and corporate office space in a Phase I build-out of the location (the “Planet 13 Las Vegas Superstore”). In October 2019, we opened a 4,500-square-foot coffee shop and pizzeria in the Planet 13 Las Vegas Superstore. In 2020, the coffee shop and pizzeria were renamed as the Trece Eatery + Spirits restaurant, owned and operated by us through our subsidiaries. Future plans include the opening of a possible consumption lounge and a non-cannabis retail facility. The Planet 13 Las Vegas Superstore lease has a seven-year term with two seven-year renewal options and we have a right-of-first-refusal on any sale of the building. Prior to opening the Planet 13 Las Vegas Superstore, we sold both medical and adult-use products from our then existing facilities. On April 1, 2019, we entered into a lease and sub-license agreement for an additional 4.17 acres of land directly adjacent to the Planet 13 Las Vegas Superstore for additional parking. The term of the April 1, 2019 lease and sub-license runs concurrent with the Planet 13 Las Vegas Superstore lease.

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

Cultivation

We operate our Nevada cultivation licenses at three separate facilities, each location operating jointly under a medical and adult-use cultivation license. Two of our cultivation licenses operate out of Las Vegas in Clark County, Nevada (Las Vegas) and include indoor cultivation and perpetual harvest cycles. One is located in an approximately 16,100 square foot facility, and the other operates out of a 45,000 square foot facility. The third cultivation license is located near the town of Beatty in Nye County, Nevada. The Beatty cultivation facility currently houses approximately 500 square feet of research and development and genetics testing with the potential to expand to over 2,300,000 square feet of greenhouse production capacity on 80 acres of owned land that includes municipal water and abundant electrical power already at the edge of the property.

Following the Arrangement which closed on March 2, 2022, we, through our wholly-owned subsidiary, Next Green Wave, LLC (“NGW, LLC”), which is licensed by the State of California to produce, distribute and sell products throughout the State, cultivate and process our cannabis products at our 35,875 square foot facility on one of the four properties utilized by us and zoned for cannabis cultivation in the City of Coalinga, California (“Facility A”). Facility A enables us to cultivate medicinal and adult-use cannabis and distribute cannabis products in accordance with the requirements under the Medicinal and Adult Use Cannabis Regulation and Safety Act, throughout the State of California.

As part of our Florida expansion, on July 1, 2022, we closed on a $3,300,000 purchase of a 23-acre parcel of real property, inclusive of a 10,500 square foot building, near Ocala, Florida. We are in the beginning stages of establishing our cultivation operations at this property as we continue to strategically select dispensary locations across the State of Florida.

Production

Our six Nevada production licenses operate at three licensed production facilities, each location operating jointly under a medical and adult-use cultivation license. One production facility is a 18,500 square foot customer facing production facility that opened inside the Planet 13 Las Vegas Superstore, our cannabis entertainment complex adjacent to the Las Vegas Strip. In operation since October 2019, this facility incorporates butane hash oil (BHO) extraction, distillation equipment and microwave assisted extraction equipment as well as a state-of-the-art bottling and infused beverage line and an edibles line able to produce infused chocolates, infused gummies and other edible products. Prior to opening this facility, we produced our cannabis products at a separate 4,750 square foot facility leased in Las Vegas (Clark County). The second production facility is co-located at the Beatty facility, and the third facility is co-located in the 45,000 square foot cultivation facility located in Las Vegas. Manufactured products and Trendi-branded third-party flower are distributed through Nevada under our Nevada distribution license.

Following the Arrangement which closed on March 2, 2022, in California, we, through our wholly-owned subsidiary, NGW, LLC, which is licensed by the State of California to produce, distribute and sell products throughout the State, process and package our cannabis products at our 4,000 square foot facility on one of the four properties utilized by us and zoned for cannabis cultivation in the City of Coalinga, California (“Facility C”). Facility C enables us to process and package medicinal and adult-use cannabis and distribute cannabis products in accordance with the requirements under the Medicinal and Adult Use Cannabis Regulation and Safety Act, throughout the State of California.

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

Following the Arrangement which closed on March 2, 2022, we, through our wholly-owned subsidiary, NGW, LLC, which is licensed by the State of California to produce, distribute and sell products throughout the State, distribute our cannabis products from Facilities A and C to California-licensed wholesale customers.

Dispensing

We have three Nevada dispensary licenses, one for medical and two for the sale of adult-use product. Since 2018, the Planet 13 Las Vegas Superstore, approximately 23,000 square feet of retail space located adjacent to the Las Vegas Strip, has housed one medical and one adult-use license. The Planet 13 Las Vegas Superstore has the capacity to serve between 3,000 and 5,000 customers per day through its new, enhanced dispensary. We intend to build out the balance of the Planet 13 Las Vegas Superstore location with ancillary services such as a potential cannabis lounge in a segregated area of the facility where patrons will be able to consume products that have been purchased at the dispensary. The Planet 13 Las Vegas Superstore also houses our corporate offices. Prior to relocating to the Planet 13 Las Vegas Superstore, the licenses operated out of the Medizin Facility, a 2,300 square foot facility located approximately six miles off the Las Vegas Strip. In September 2020, we received an unincorporated Clark County adult-use license for the Medizin Facility dispensary which had closed when its dispensary licenses were transferred to the Planet 13 Las Vegas Superstore and re-opened the Medizin Facility on November 30, 2020.

The regulatory framework for consumption lounge applications and operations was finalized in July 2022. In December 2022, we were approved for a retail attached cannabis consumption lounge prospective license and continue to develop our buildout and operational plans.

We operate one dispensary in California, the Planet 13 OC Superstore, which occupies approximately 25,600 square feet of retail space on Warner Avenue in the City of Santa Ana located in Orange County. On March 3, 2023, we submitted a request to the DCC to add a medical designation to our dispensary license which will allow for the sale of medical cannabis products from the Planet 13 OC Superstore.

On August 5, 2021, our subsidiary, Planet 13 Illinois, which was then owned 49% by us and 51% by Frank Cowan, a resident of Illinois, was a lottery winner for a Social-Equity Justice Involved Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region from the Department of Financial and Professional Regulation in the State of Illinois. On February 7, 2023, we exercised and closed our option to purchase Mr. Cowan's 51% interest in Planet 13 Illinois. On October 5, 2021, we formed Planet 13 Chicago, LLC as a 100% owned leasing entity to support future operations in Illinois. On February 3, 2023, we closed on the purchase of a dispensary location in the town of Waukegan, a suburb of the greater Chicago area, and anticipate that it will be operational in mid to late 2023.

Our Florida MMTC license authorizes us to dispense medical marijuana to qualified patients and caregivers. As of the date of this report, we have entered into four leases for dispensing locations in Florida which remain subject to completion of tenant improvements and regulatory inspection prior to sales to customers.

Licenses

Please see Table 1 below for a list of the cannabis licenses issued to us in each state.

Table 1: Licenses

Holding Entity	Permit/License	Jurisdiction	Expiration/Renewal Date	Description
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2023	Dispensary
MMDC	Adult-Use	Clark County, NV	November 30, 2023	Dispensary
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2023	Cultivation
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2023	Production
MMDC	Medical/Adult-Use	Nye County, NV	June 30, 2023	Cultivation
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2023	Cultivation
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2023	Production
MMDC	Medical	Nye County, NV	June 30, 2023	Production
MMDC	Adult-Use	Nye County, NV	December 31, 2023	Production
MMDC	Distribution	Clark County, NV	March 31, 2023	Distribution
Newtonian	Adult-Use Retailer	Santa Ana, CA	April 17, 2024	Dispensary(1)
Newtonian	Medical / Adult-Use Distribution	Santa Ana, CA	June 11, 2023	Distribution
NGW, LLC	Medical/Adult-Use	Coalinga, CA	June 20, 2023	Distribution
NGW, LLC	Medical/Adult-Use	Coalinga, CA	October 26, 2023	Manufacturer Type 6(4)
NGW, LLC	Adult-Use	Coalinga, CA	November 17, 2023	Cultivation, Medium Indoor
NGW, LLC	Adult-Use	Coalinga, CA	August 21, 2023	Nursery(5)
NGW, LLC	Adult-Use	Coalinga, CA	July 12, 2023	Cultivation, Processor(5)
Planet 13 Florida	MMTC	Florida	October 25, 2022	MMTC(2)
Planet 13 Illinois	Adult-Use Dispensing	Chicago-Naperville-Elgin, IL	July 17, 2023	Dispensary(3)

_________________________

(1)	On March 3, 2023, we submitted a request to the DCC to add a medical designation to our dispensary license which will allow for the sale of medical cannabis products.

(2)	Renewal package was timely submitted in September 2022 and is pending OMMU review.

(3)	The conditional license was issued to Planet 13 Illinois on July 22, 2022.

(4)	Effective May 5, 2022, DCC enhanced this Manufacturer Type P license to Type 6 to authorize solventless extraction.

(5)	On February 27, 2023, NGW requested to surrender these licenses to DCC as the related activities are permitted under the new Medium Indoor Cultivation license.

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

We offer our customers a diverse range of products, including cannabis flowers, cannabis concentrates and cannabis-infused products. In total, we currently offer over 100 cannabis strains at our dispensaries, up to 20 of which are proprietary strains grown in-house in Nevada and up to 15 strains grown at the recently acquired Next Green Wave cultivation facility in California, covering the entire cannabis spectrum. We believe that carrying a popular variety of strains of medical and adult-use cannabis is essential to long-term success. Each strain of medical cannabis is different. Some of the factors that impact whether a particular strain may be right for a customer include levels of THC and/or CBD and whether the plant strain is a Sativa, Indica or Hybrid genetic variant.

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

Our cultivation, production, distribution and marketing business is currently focused on the medical and adult-use segments, with product offerings sold through our own licensed retail dispensaries as well as third party dispensaries in both California and Nevada.

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

We also operate the Medizin dispensary, reopened in November 2020, and operate the Planet 13 OC Superstore dispensary in Santa Ana, California which opened on July 1, 2021.

Through our cultivation and production facilities in Nevada and California, we manufacture and sell brands at wholesale to licensed dispensaries.

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

Water for our Clark County, Nye County, and Fresno County operations is obtained from the respective municipal water systems. The price of water is determined by the respective local governments.

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

Human Capital

As of December 31, 2022, we employed approximately 567 full-time and 67 part-time employees, and anticipate that number will increase as we expand our operations in California, Florida, Illinois, and Nevada. Full time employees are distributed among several departments, including sales, management and administration, security, cultivation, operations, marketing, facilities, human resources, finance, accounting and legal. In order to ensure that the motivation, integrity and culture of our team stays strong, our Board of Directors (the “Board”) and executive team put significant focus on our human capital resources.

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

The main objective of our compensation program is to attract, retain, motivate, and reward superior employees who must operate in a quick-paced and customer-focused environment. To accomplish this, we offer a package of company-sponsored benefits to our employees. Eligibility depends on each employee’s full-time or part-time status, location, and other factors, and benefits include medical and dental plans, paid and unpaid leaves, and flexible time-off. We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location. Additionally, we believe in aligned incentives and utilize share unit and stock option plans as well as annual bonuses to align the long-term compensation of eligible directors, employees, officers, and contractors with our shareholders’ interests for a competitive total rewards program.

Legal and Regulatory Matters

United States Federal Law Overview

At the federal level, cannabis currently remains a Schedule I controlled substance under the U.S. Controlled Substance Act of 1970 (the “CSA”). Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the drug under medical supervision. As such, the manufacture, importation, possession, use or distribution of cannabis remains illegal under U.S. federal law. This has created a dichotomy between state and federal law, whereby many states have elected to regulate and remove state-level penalties regarding a substance that is still illegal at the federal level. As of December 31, 2022, and despite the conflict with U.S. federal law, at least 39 states, the District of Columbia, the Commonwealth of the Northern Mariana Islands, Guam, Puerto Rico, and the U.S. Virgin Islands have legalized cannabis for medical use. Twenty-one of those states and the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam have legalized the adult use of cannabis for recreational purposes.

While technically illegal, the U.S. federal government’s approach to enforcement of such laws has, at least until recently, trended toward non-enforcement. On August 29, 2013, the U.S. Department of Justice (“DOJ”) issued a memorandum known as the “Cole Memorandum” to all U.S. Attorneys’ offices (federal prosecutors). The Cole Memorandum generally directed U.S. Attorneys not to prioritize the enforcement of federal marijuana laws against individuals and businesses that rigorously comply with state regulatory provisions in states with strictly-regulated medical or adult-use cannabis programs. The Cole Memorandum, while not legally binding, assisted in managing the tension between state and federal laws concerning state-regulated cannabis businesses.

However, on January 4, 2018, the Cole Memorandum was revoked by then Attorney General Jeff Sessions. While this did not create a change in federal law - as the Cole Memorandum was not itself law - the revocation added to the uncertainty of U.S. federal enforcement of the CSA in states where cannabis use is regulated. Sessions also issued a one-page memorandum known as the “Sessions Memorandum”. This confirmed the rescission of the Cole Memorandum and explained that the Cole Memorandum was “unnecessary” due to existing general enforcement guidance as set forth in the U.S. Attorney’s Manual (the “USAM”). The USAM enforcement priorities, like those of the Cole Memorandum, are also based on the federal government’s limited resources, and include “law enforcement priorities set by the Attorney General,” the “seriousness” of the alleged crimes, the “deterrent effect of criminal prosecution,” and “the cumulative impact of particular crimes on the community.”

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

On January 21, 2021, Joseph Biden, Jr. was sworn in as President of the United States. President Biden’s Attorney General, Merrick Garland, was confirmed by the United States Senate on March 10, 2021. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. Mr. Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a good use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. On October 6, 2022, President Biden announced "First: I'm pardoning all prior federal offenses of simple marijuana possession ... Second: I'm calling on all governors to pardon simple state marijuana possession offenses ... Third: ... I'm asking [Secretary of Health and Human Services Becerra] and the Attorney General to initiate the process of reviewing how marijuana is scheduled under federal law." Despite these statements which appear positive for the nascent cannabis industry, there is no guarantee that cannabis will be rescheduled federally, that current state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole memorandum, enforcement priorities are determined by respective United States Attorneys.

In addition to federal illegality and uncertainty of state-driven legalization frameworks for cannabis operators within the U.S., it may potentially be a violation of federal anti-money laundering statutes for financial institutions to take any proceeds from the sale of cannabis or any other Schedule I controlled substance. Canadian banks are likewise hesitant to deal with cannabis companies, due to the uncertain legal and regulatory framework of the industry. Banks and other financial institutions, particularly those that are federally chartered in the U.S., could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses.

Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all marijuana-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These marijuana-related SARs are divided into three categories - marijuana limited, marijuana priority, and marijuana terminated - based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. On the same day as the FinCEN Memorandum was published, the DOJ issued a memorandum (the “2014 DOJ Memorandum”) directing prosecutors to apply the enforcement priorities of the Cole Memorandum in determining whether to charge individuals or institutions with crimes related to financial transactions involving the proceeds of cannabis-related conduct. The 2014 DOJ Memorandum has been rescinded as of January 4, 2018, along with the Cole Memorandum, removing guidance that enforcement of applicable financial crimes against state-compliant actors was not a DOJ priority.

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

Although the Cole Memorandum and 2014 DOJ Memorandum have been rescinded, Congress has used the Joyce Amendment, previously known as the Rohrabacher-Farr and the Rohrabacher-Leahy Amendment, as a rider provision in the FY 2015, 2016, 2017, 2018, 2019, 2020, and 2021 Consolidated Appropriations Acts and accompanying stopgap spending measures to prevent the federal government from using congressionally appropriated funds to enforce federal marijuana laws against regulated medical cannabis actors operating in compliance with state and local law. President Joe Biden became the first president to propose a budget with the Joyce Amendment included. Most recently, on December 29, 2022, the Joyce Amendment was renewed through the signing of the "Consolidated Appropriations Act, 2023" which extended the protections for the medical cannabis industry until September 30, 2023.

Despite the legal, regulatory, and political obstacles the cannabis industry currently faces, the industry has continued to grow. It was anticipated that the federal government would eventually repeal the federal prohibition on cannabis and thereby leave the states to decide for themselves whether to permit regulated cannabis cultivation, production and sale, just as states are free today to decide policies governing the distribution of alcohol or tobacco.

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

In early 2019, Nevada legislature passed Nevada Assembly Bill 533 (“AB533”), which authorized the formation of the CCB to be vested with the authority to license and regulate persons and establishments engaged in cannabis activities within Nevada and promulgated statutes which will replace Nevada Revised Statute (“NRS”) 453A and 453D effective on July 1, 2020. Those statutes are currently codified at NRS 678A, B, C and D. On July 21, 2020, the CCB adopted final Nevada Cannabis Compliance Regulations 1 through 14 (“NCCR”) which are substantially similar to the former Nevada Administrative Code Sections 453A and 453D.

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

In addition, vertical integration is neither required nor prohibited. All medical cannabis sales are made subject to the recipient holding a registry identification card issued by the State of Nevada as defined at NRS 678C.080. We are permitted to sell medical cannabis products to non-Nevada patients as non-Nevada patients are permitted reciprocity under NRS 678C.470.

Nevada Reporting Requirements

Nevada has selected Franwell Inc.’s METRC solution (“METRC”) as the state’s track-and-trace system used to track commercial cannabis activity and movement through the supply chain. Individual licensees whether directly or through third-party integration systems are required to push data to the state to meet all reporting requirements. For all licensed facilities, we have designated an in-house computerized seed to sale software that integrates with METRC via an application programming interface, and captures the required data points for cultivation, production and retail as required by Nevada statutes and regulations.

Nevada Licenses and Regulatory Compliance

We are licensed for the cultivation, production, distribution, and retail sale of cannabis and cannabis products. These licenses were formerly issued by the DOT under the provisions of Nevada Revised Statutes section 453A through June 30, 2020 and reissued by the CCB under NRS 678A, B and D starting July 1, 2020. All licenses are independently issued for each approved activity for use at our facilities and retail locations in Nevada.

Cannabis consumption lounges were authorized in Nevada pursuant to AB 341 in the 2021 81st Session of the Nevada Legislature. On July 9, 2021, our subsidiary MMDC received a notification letter of eligibility to hold a retail attached cannabis consumption lounge license from the CCB. On June 28, 2022, the CCB adopted regulations for the cannabis consumption lounge application and requirements to operate. In December 2022, we were approved for a retail attached cannabis consumption lounge prospective license and continue to develop our buildout and operational plans.

Our licenses are in good standing and we, through MMDC, are in compliance with Nevada’s cannabis regulatory program. MMDC has responded to all CCB inspections and received approval on all corrective actions.

We comply with applicable Nevada state licensing requirements as follows: (i) MMDC is licensed pursuant to applicable Nevada state law to cultivate, possess and/or distribute THC- bearing cannabis in Nevada; (ii) renewal dates for such licenses are docketed by legal counsel and/or other advisors; (iii) random audits of our business activities are conducted by the applicable Nevada state regulator and by us to ensure compliance with applicable Nevada state law; (iv) each of our employees is provided with an employee handbook that outlines internal standard operating procedures in connection the cultivation, possession and distribution of cannabis to ensure that all cannabis inventory and proceeds from the sale of such cannabis are properly accounted for and tracked, including through the use of scanners to confirm each customer’s legal age and the validity of each customer’s photo identification; (v) each room that cannabis inventory and/or proceeds from the sale of such inventory enter is monitored by video surveillance; (vi) software is used to track cannabis inventory from seed to sale. We are contractually obligated to comply with applicable Nevada state law in connection with the cultivation, possession and/or distribution of cannabis in Nevada.

All Nevada cannabis establishments must be licensed by the CCB. If applications contain all required information and after vetting of officers, establishments are issued a cannabis establishment registration certificate. In a local governmental jurisdiction that issues business licenses, the issuance by the CCB of a cannabis establishment license is considered conditional until the local government has issued a business license for operation and the establishment is in compliance with all applicable local governmental ordinances. Final licenses are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. It is important to note that conditional licenses do not permit the operation of any commercial or medical cannabis businesses. Only after a conditional licensee has gone through necessary state and local inspections, if applicable, and has received a final license from the CCB may an entity engage in cannabis business operation. The CCB limits applications for all licenses.

We have a full time General Counsel on staff in Nevada, who is a licensed attorney under the State Bar of Nevada, in good standing, whose responsibilities include monitoring the day-to-day activities of regulatory compliance staff, including ensuring that the established standard operating procedures are being adhered to at each stage of the cultivation, processing and distribution cycle, to identify any non-compliance matters and to put in place the necessary modifications to ensure compliance. The regulatory compliance staff conducts regular unannounced audits against our established standard operating procedures and State of Nevada regulations. Each employee is provided with an employee handbook outlining the standard operating procedures and state regulations upon hiring and is then provided with one-on-one quality and regulatory training through programs overseen by the General Counsel.

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

On January 10, 2020, the three commercial cannabis licensing agencies in California, the BCC, the Department of Food and Agriculture, and the Department of Public Health (collectively, “California Licensing Agencies”) announced that California Governor Gavin Newsom’s budget proposal for cannabis industry regulation and taxation included plans to consolidate the three licensing entities that are currently housed at the California Licensing Agencies into a single Department of Cannabis Control by July 2021. With the passage of AB 141 on July 12, 2021, the California Licensing Agencies were consolidated into the Department of Cannabis Control (“DCC”). On September 8, 2021, the DCC announced proposed emergency regulations to move all cannabis regulations into Title 4 of the California Code of Regulations, with a stated goal of consolidating and improving the regulations. Effective November 7, 2022, the DCC made permanent the emergency regulations adopted on September 27, 2021, and March 28, 2022. The DCC adopted a consolidated regulatory package that streamlines and simplifies cannabis regulations, eases burdens for licensees, and enhances consumer and youth protections. DCC proposed changes to the current regulations are available to track online at: https://cannabis.ca.gov/cannabis-laws/rulemaking/.

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

California Reporting Requirements

California has selected METRC as the state’s track-and-trace system used to track commercial cannabis activity and movement across the supply chain. Individual licensees whether directly or through third-party integration systems are required to push data to the state to meet all reporting requirements. For all licensed facilities, we have designated an in- house computerized seed to sale software that integrates with METRC via an application programming interface, and captures the required data points for cultivation, manufacturing and retail as required by California statutes and regulations.

California License and Regulatory Compliance

As of December 31, 2022, we, through our subsidiary Newtonian, hold the Santa Ana Permit and the California License and are in compliance with applicable licensing requirements and the regulatory framework enacted by the State of California. In order to qualify for these licenses, we submitted applications and license renewals with detailed plans and procedures evidencing to the applicable regulators that it complies with all statutory and regulatory requirements in California for the operation of the licenses. We have further retained a California regulatory consultant, with experience operating regulatory-compliant California license operations, to advise us on regulatory requirements and updates in that state. Upon closing of the Arrangement, we filed a notice of ownership update with the State of California, and assumed responsibility for the NGW licenses. Additionally, our General Counsel works regularly with our California regulatory consultant and oversees all aspects of services provided in connection with the Santa Ana Permit, the cultivation, manufacturing, and distribution licenses acquired pursuant to the Arrangement completed on March 2, 2022, and the California License to ensure compliance and continuity of those licenses.

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

Florida License and Regulatory Compliance

We, through our subsidiary, Planet 13 Florida, hold the MMTC license and are in compliance with applicable licensing requirements and the regulatory framework enacted by the State of Florida. We have retained Florida regulatory consultants with experience to advise us on regulatory requirement and updates in that state. Our General Counsel works regularly with our Florida regulatory consultant and oversees all aspects of statutory and regulatory compliance for our MMTC license.

Illinois State Law Overview

In June 2019, Illinois passed the Cannabis Regulation and Tax Act (“CRTA”), which legalized cannabis for recreational use and created one of the largest adult use markets in the country. The law went into effect on June 25, 2019, and adult use sales of cannabis began in the state on January 1, 2020. Under the CRTA, existing medical cannabis license holders were allowed to apply for Early Approval Adult Use Dispensing Organization (“EAAUDO”) licenses to be able to sell adult use product at existing medical cannabis dispensaries (known as “co-located” or “same site” dispensaries). Existing medical operators also received the privilege of opening a secondary adult use only retail dispensary for every medical cannabis dispensary location already existing in the operator’s portfolio. All EAAUDO license holders were also required to commit to Illinois’s groundbreaking Social Equity program either through a financial contribution, grant agreement, donation, incubation program, or sponsorship program.

The CRTA also authorized the issuance of an additional 75 Adult Use Dispensing Organization (“AUDO”) licenses, 40 craft grower licenses as well as infuser and transporter licenses in 2020. Generally speaking, these licenses were to be awarded via a competitive application process. The CRTA provided a significant advantage to applicants that qualified as a “Social Equity Applicant” under the CRTA. In addition, the CRTA authorized issuance up to 110 additional AUDO licenses and 60 craft grower licenses by December 21, 2021. However, due the COVID-19 pandemic, litigation relating to the application process, and the passage of H.B. 1443, which amended the CRTA, the issuance of new cannabis licenses in Illinois was delayed until July 2021. By June 2022, the Illinois Department of Agriculture ("IDOA") has issued approximately 88 craft grower licenses in several tranches, along with infuser and transporter licenses. Note that those applicants who did not win a craft grow license have since sued IDOA alleging a host of issues and arguments relating to the application and scoring process. All such cases were consolidated for administrative purposes and are still pending (In re Cannabis Craft Grow Litigation, Case No.: 22 CH 06071).

On September 3, 2021, the Illinois Department of Financial and Professional Regulation ("IDFPR") announced that 185 Conditional AUDO licenses have been awarded through three license lotteries that took place on July 29, 2021, August 5, 2021, and August 19, 2021 respectively. These Conditional AUDO licenses were ultimately issued to the respective winners in July 2022. Conditional AUDO license holders are required to site and operationalize their dispensaries within 360 days of license receipt.

Illinois Reporting Requirements

The state of Illinois uses BioTrackTHC as its computerized track-and-trace system for seed-to-sale reporting. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements.

Illinois Licenses and Regulatory Compliance

Illinois allows for five types of cannabis businesses within the state: (1) cultivation centers; (2) craft growers; (3) infusers; (4) transporters which are regulated by the IDOA. Fifth are dispensaries, which are regulated by IDFPR.

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

The cultivation licenses permit a licensee to acquire, possess, cultivate, manufacture and process cannabis into edible products and cannabis-infused products. Cultivators can transfer, have tested, supply or sell cannabis and cannabis products and related supplies to licensed dispensaries, craft growers, and infusers. Infusing licenses permit a licensee to acquire and possess distillate from a licensed cultivator or craft grower and to manufacture edible and cannabis-infused products. Infusers can transfer, have tested, supply or sell cannabis and cannabis products to dispensaries. The transporter license permits a licensee to transport cannabis and cannabis products to and from licensed entities.

The retail dispensary license permits us to purchase cannabis and manufactured cannabis products from licensed cultivation facilities, craft growers, and infusing organizations and to sell such products to adult consumers (21 years old or older).

On August 5, 2021, we, through our subsidiary, Planet 13 Illinois, in which entity we held a minority interest, won a Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region, the most populated region of Illinois. The conditional license was issued to Planet 13 Illinois on July 22, 2022 and expires on July 17, 2023. Such a license will cease to be "conditional" once it is tethered to an approved location.

On February 7, 2023, and upon the receipt of regulatory approval from IDFPR, we exercised our option to purchase the majority interest of Planet 13 Illinois. As such, we are now the 100% owner of that license holding entity.

We have retained Illinois regulatory counsel, with experience to advise us on regulatory requirements during the pre-license issuance period and following the anticipated annual license issuance to Planet 13 Illinois. Our General Counsel works regularly with our Illinois regulatory counsel and oversees all aspects of statutory and regulatory compliance.

Compliance with State Law

We are in compliance with California, Nevada, Illinois, and Florida laws and the related licensing framework. We use reasonable commercial efforts to confirm, through the advice of our General Counsel and local consultants, through the monitoring and review of our business practices, and through regular monitoring of changes to U.S. Federal enforcement priorities, that our businesses are in compliance with applicable licensing requirements and the regulatory frameworks enacted by the states in which we operate. Our General Counsel works with external legal advisors in Nevada, California, Illinois, and Florida to ensure that we and our subsidiaries are in compliance with applicable state laws, including:

●	frequent correspondence and updates with advisors;

●	development and maintenance of standard operating procedures with respect to dispensing, cultivation, processing and distribution;

●	ongoing monitoring of compliance with operating procedures and regulations by on-site management;

●	appropriate employee training for all standard operating procedures; and

●	subscription to monitoring programs to ensure compliance with the FinCEN Memorandum.

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

We expect to derive all of our revenues from the U.S. cannabis industry, which industry is illegal under U.S. federal law. As a result of the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses in the U.S. are subject to inconsistent legislation and regulation. We began our operations in the State of Nevada, which has legalized the medical and adult-use of cannabis, and have expanded or plan to expand in other states with licensed cannabis opportunities. The U.S. federal government has not enacted similar legislation and the cultivation, sale and use of cannabis remains illegal under federal law pursuant to the CSA. The federal government of the U.S. has specifically reserved the right to enforce federal law in regard to the sale and disbursement of medical or adult-use cannabis even if state law sanctioned such sale and disbursement. It is presently unclear whether the U.S. federal government intends to enforce federal laws relating to cannabis where the conduct at issue is legal under applicable state law. This risk was further heightened by the revocation of the Cole Memorandum in January 2018. See “United States Federal Law Overview.”

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

U.S. federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis related legislation could adversely affect us. Our involvement in the medical and adult-use cannabis industry is illegal under the applicable federal laws of the United States and may be illegal under other applicable law. There can be no assurances the federal government of the United States or other jurisdictions will not seek to enforce the applicable laws against us. The consequences of such enforcement would be materially adverse to our business and could result in the forfeiture or seizure of all or substantially all of our assets. See “Risk Factors.”

Nature of the Company’s Involvement in the U.S. Cannabis Industry

We have a material direct involvement in the cannabis industry in Nevada and California. Currently, we are directly engaged in the cultivation, manufacture and production, possession, use, sale and distribution of cannabis in the medical and adult-use cannabis marketplace in Nevada and California. As of December 31, 2022, we hold an MMTC license in Florida and a Conditional Adult-Use Dispensing Organization license in Illinois which we intend to place into operation.

As of December 31, 2022, virtually all of our assets and revenues are directly attributable to the medical and adult-use cannabis market. We hold cultivation, production, dispensary, and distribution licenses for the State of Nevada and cultivation, manufacturing, dispensary, and distribution licenses for the State of California.

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

Available Information

Our website address iswww.planet13holdings.com. Through this website, our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are accessible (free of charge) as soon as reasonably practicable after materials are electronically filed or furnished to the SEC. The information provided on our website is not part of this Annual Report on Form 10-K. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov.

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

Risks Related to Regulation and our Industry

●	Cannabis continues to be a controlled substance under the CSA and our business model and the nature of our operations could result in adverse actions by agencies of the U.S. federal government.
●	Some of our planned business activities, while compliant with applicable U.S. state and local law, are illegal under U.S. federal law.
●	The industry in which we operate is still developing and subject to extensive regulation.
●	We face risks due to industry immaturity or limited comparable, established industry best practices.
●	The size of our target market is difficult to quantify and investors will be reliant on their own estimates on the accuracy of market data.
●	Our sales and marketing activities and enforcement of contracts may be hindered by regulatory restrictions.
●	We expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations.
●	Regulatory scrutiny of the industry in which we operate may negatively impact our ability to raise additional capital.
●	Banks and other financial institutions which service the cannabis industry are at risk of violating certain financial laws, including anti-money laundering statutes.
●	The re-classification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business.
●	We may incur significant tax liabilities due to limitations on tax deductions and credits under section 280E of the Internal Revenue Code of 1986, as amended, (the “Code”).
●	We may have difficulty accessing the service of banks and processing credit card payments in the future.
●	Failure to obtain or maintain the necessary licenses, permits, authorizations or accreditations could have a material adverse effect on our business.
●	U.S. state laws legalizing and regulating the sale and use of cannabis could be repealed or overturned.
●	We may face limitations on ownership of cannabis licenses, which may restrict our ability to grow.
●	We may become subject to FDA or ATF regulation that may have an adverse effect on our business, and we may be subject to negative clinical trials.
●	We could be subject to criminal prosecution or civil liabilities under RICO.
●	We lack access to U.S. bankruptcy protections.

Risks Related to our Business and Operations

●	The full effect of the COVID-19 pandemic on our operations is unknown at this time, and it may cause a significant negative effect on us in the future.
●	We face increasing competition that may materially and adversely affect our business, financial condition and results of operations.
●	Our probable lack of business diversification could have a material adverse effect on our business.
●	There is no assurance that we will be profitable or pay dividends.
●	Increased prices and inflation could negatively impact our margin performance and our financial results.
●	We are a developing company and have only recently begun to generate positive cash flow.
●	Our business is exposed to risks inherent in an agricultural business.
●	We are dependent on the popularity of consumer acceptance of our brand portfolio to generate revenues.

●	We may be adversely impacted by rising or volatile energy costs.
●	We may encounter unknown environmental risks that may delay the development of our businesses.
●	Our business is subject to risks and hazards for which we may not be able to obtain insurance coverage.
●	Product recalls could lead to decreased demand for our products.
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

Unlike in Canada, which has federal legislation uniformly governing the cultivation, distribution, sale and possession of medical cannabis under the Access to Cannabis for Medical Purposes Regulations (Canada) and the Cannabis Act (Canada), in the United States, cannabis is largely regulated at the state level. To date, a total of 39 states, Washington D.C., and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, and the Northern Mariana Islands, have legalized medical cannabis in some form, and 15 of those states, Washington D.C., and the territories of Guam and the Northern Mariana Islands have legalized recreational cannabis.

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

Our objective is to build out a portion of the Planet 13 Las Vegas Superstore for use as an on-site cannabis consumption lounge as part of its phased expansion plans. We are in the process of converting our prospective consumption lounge license to conditional status after which we will be subject to final approval from CCB before becoming operational. There is no guarantee that the CCB will grant us the final license. Should we not be awarded the necessary license, we may be unable to position the reserved space at the Planet 13 Las Vegas Superstore to its highest and best intended use.

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

Risks Related to our Business and Operations

The full effect of the COVID-19 pandemic on our operations is unknown at this time, and it may cause a significant negative effect on us in the future.

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

The development of our business and our ability to execute on expansion opportunities will depend, in part, upon the amount of additional financing available. Failure to obtain sufficient financing may result in delaying, scaling back, eliminating or indefinitely postponing our expansion opportunities and our current or future operations. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be acceptable. In addition, there can be no assurance that future financing can be obtained without substantial dilution to existing shareholders. Our inability to raise financing through traditional banking or other channels to fund ongoing operations, capital expenditures or acquisitions could limit our growth and may have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

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

Commercial banks, private equity firms and venture capital firms have approached the cannabis industry cautiously to date. There can be no assurance that additional financing will be available to us when needed or on terms that are acceptable, particularly if the U.S. federal authorities change their position toward enforcing the CSA. Further, access to funding from U.S. residents may be limited due their unwillingness to be associated with activities which violate U.S. federal laws. Any inability by us to raise financing, if, as, or when required, to fund capital expenditures or acquisitions could limit our growth and may have a material adverse effect upon future profitability.

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

Risks Related to our Common Shares

Our Co-CEOs are able to exert significant influence over all matters requiring shareholder approval and may have interests that conflict with those of our other shareholders.

Robert Groesbeck and Larry Scheffler, the Co-CEOs, co-Chairmen and each a director of the Company, are promoters of the Company. As of March 23, 2023: (i) Mr. Groesbeck owns, or controls or directs, directly or indirectly, a total of 38,818,935 Common Shares, and 562,510 restricted share units (“Restricted Share Units” or “RSUs”), representing in the aggregate approximately 17.52% of the equity of the Company on a fully diluted basis; and (ii) Mr. Scheffler owns, or controls or directs, directly or indirectly, a total of 39,470,205 Common Shares and 562,510 RSUs, representing in the aggregate approximately 17.81% of the equity of the Company on a fully diluted basis. By virtue of their status as our principal shareholders, and by each being a director and/or our executive officer, each of Messrs. Groesbeck and Scheffler have the power to exercise significant influence over all matters requiring shareholder approval, including the election of directors, amendments to our articles, mergers, business combinations and the sale of substantially all of our assets, and their interests may conflict with those of our other shareholders. As a result, we could be prevented from entering into transactions that could be beneficial to us or our other shareholders. Also, third parties could be discouraged from making a takeover bid. Further, sales by either Messrs. Groesbeck and Scheffler of a substantial number of Common Shares could cause the market price of the Common Shares to decline.

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

The market price for the Common Shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of companies in the industry in which we operate; (iv) addition or departure of our executive officers and other key personnel; (v) release or expiration of lock-up or other transfer restrictions on outstanding Common Shares; (vi) sales or perceived sales of additional Common Shares; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (viii) fluctuations to the costs of vital production materials and services; (ix) changes in global financial markets and global economies and general market conditions, such as interest rates and product price volatility; (x) operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies; (xi) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets; and (xii) regulatory changes in the industry.

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

It may be difficult for U.S. holders of the Common Shares to resell them over the CSE or at all.

Major securities clearing firms in the U.S. have ceased participating or may be unwilling to participate in transactions related to securities of Canadian public companies involved in the medical and adult use cannabis industry in the US. This appears to be due to the fact that cannabis continues to be listed as a controlled substance under U.S. federal law, with the result that cannabis-related practices or activities, including the cultivation, possession or distribution of cannabis, are illegal under U.S. federal law. Accordingly, U.S. residents who acquire the Common Shares as “restricted securities” may find it difficult to resell such shares over the facilities of any Canadian stock exchange on which the shares may then be listed including the CSE. It remains unclear what impact, if any, this and any future actions among market participants in the U.S. will have on the ability of U.S. residents to resell any of the Common Shares that they may acquire in open market transactions.

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

Type	Location	Leased/owned
Corporate Properties
Headquarters, U.S.	Las Vegas, NV	Leased
Business Operation Properties
Cultivation & Production Facility	Clark County, NV	Leased
Cultivation & Distribution Facility	Clark County, NV	Leased
Cultivation & Production Facility	Nye County, NV	Owned
Dispensary & Production Facility	Clark County, NV	Leased
Dispensary Facility	Clark County, NV	Leased
Dispensary & Distribution Facility	Orange County, CA	Leased
Cultivation & Processing Facility	Marion County, FL	Owned
Cultivation & Distribution Facility A	Coalinga, CA	Owned
Manufacturing Facility C	Coalinga, CA	Leased
Cultivation Expansion Development Parcel, 2.09 Acres	Coalinga, CA	Owned
Cultivation Expansion Development Parcel, 7.81 Acres	Coalinga, CA	Owned
Additional Business Operation Property Acquired on February 3, 2023
Dispensary Facility	Waukegan, IL	Owned

Properties Subject to an Encumbrance. There is a mortgage on one property owned by us in Nye County, Nevada.

Leases

We currently have rights and obligations under the following significant leases:

1.

Lease 1: MMDC signed a five-year, triple net lease dated July 22, 2015 for our 4,750 square foot Clark County dispensary location with a rate of US$1.75 per square foot, per month, with one extension for an additional five-year term having been exercised, and with one additional right to a five-year extension remaining.

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

	Low Trading	High Trading
Period Ended	Price (C$)	Price (C$)
Fourth Quarter Ended December 31, 2022	0.83	2.38
Third Quarter Ended September 30, 2022	1.42	2.62
Second Quarter Ended June 30, 2022	1.46	3.42
First Quarter Ended March 31, 2022	2.40	4.40
Fourth Quarter Ended December 31, 2021	3.70	6.12
Third Quarter Ended September 30, 2021	5.36	8.78
Second Quarter Ended June 30, 2021	7.19	9.29
First Quarter Ended March 31, 2021	6.54	10.88

The following table indicates the high and low values with respect to trading activity for the Common Shares on the OTCQX for the periods indicated below (source: www.otcmarkets.com). Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Low Trading	High Trading
Period Ended	Price (US$)	Price (US$)
Fourth Quarter Ended December 31, 2022	0.60	1.74
Third Quarter Ended September 30, 2022	1.03	2.12
Second Quarter Ended June 30, 2022	1.13	2.74
First Quarter Ended March 31, 2022	1.88	3.51
Fourth Quarter Ended December 31, 2021	2.89	4.84
Third Quarter Ended September 30, 2021	4.21	7.14
Second Quarter Ended June 30, 2021	5.72	7.37
First Quarter Ended March 31, 2021	5.10	8.67

Shareholders

As of March 22, 2023, there were 260 holders of record of Common Shares and no holders of record of Restricted Voting Shares.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we had the following issuance of unregistered securities:

●	In connection with the Arrangement described herein, on March 2, 2022, we issued 21,361,002 Common Shares to NGW Shareholders and 1,106,925 options to NGW option holders. The Common Shares and options were issued in reliance upon Section 3(a)(10) of the Securities Act, which exempts from the registration requirements of the Securities Act any securities that are issued in exchange for one or more bona fide outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court expressly authorized by law to grant such approval. Following the requisite approval by the NGW Shareholders at a hearing at which such persons had the right to appear, NGW received a final order from the Supreme Court of British Columbia on March 1, 2022 as to the fairness of the Arrangement. See “Recent Developments.”

Subsequent to the year ended December 31, 2022, we had the following issuance of unregistered securities:

●	On February 7, 2023, we issued 1,063,377 Common Shares to Frank Cowan, IV pursuant to our exercise of an option to purchase his 51% membership interest in Planet 13 Illinois LLC. We did not receive any cash proceeds from the issuance. The Common Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the years ended December 31, 2022 and 2021. It is supplemental to, and should be read in conjunction with, our audited annual consolidated financial statements for the years ended December 31, 2022 and 2021, and the accompanying notes presented herein. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

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

Overview of the Company

We are a multi-state cannabis operator with licenses to operate in Nevada, California, and Florida, and a conditional dispensing license in Illinois. We are headquartered in Las Vegas, Nevada, at our superstore dispensary located adjacent to the Las Vegas Strip. A detailed description of our corporate history and our business can be found above in Item 1.

As of December 31, 2022, we employed approximately 600 people and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensaries, while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California licensed cannabis cultivation and production activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing, (d) Planet 13 Florida, Inc. (“Planet 13 Florida”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) a 49% minority interest in Planet 13 Illinois, LLC (“Planet 13 Illinois”) which, as of July 22, 2022, holds a conditional Illinois social-equity justice impaired dispensing license and which, as of February 7, 2023, is now owned 100% by us. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

Nevada

As of December 31, 2022, we held the following licensed operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the superstore in Las Vegas with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and a small-indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, and (e) one cannabis distribution license.

At the Planet 13 Las Vegas Superstore, we also offer ancillary services to our customers, including a restaurant with a liquor license, a retail store, and our online cannabidiol (“CBD”) store which also sells products in our facility.

California

As of December 31, 2022, we held the following licensed operations in California: (a) an adult-use dispensary superstore co-located with a distribution license at our 33,000 square foot facility in Santa Ana which we built and opened on July 1, 2021 (the “Planet 13 OC Superstore”), (b) following the closing of our Plan of Arrangement with Next Green Wave Holdings Inc. (“NGW”) on March 2, 2022, as more fully discussed in Acquisitions below, one dual-use and two adult-use cultivation licenses along with a nursery license and distribution license at our 35,000 square foot cultivation facility, and one Type P production license at a 4,000 square foot facility. As of May 5, 2022, we received notification that our application to enhance the Type P production license to Type 6 non-volatile extraction license had been approved by the California Department of Cannabis Control (“DCC”), to produce our existing product lines, including gummies, concentrates, chocolates, and beverages and distribute them for wholesale sales in California. Further, on July 12, 2022, the DCC granted to NGW a cultivation processing license to trim, cure, dry, grade, package, and label the cannabis grown at NGW facilities.

Florida

As of December 31, 2022, we are continuing capital outlays to utilize our Florida MMTC license issued by the Florida Department of Health that was acquired by our wholly owned subsidiary, Planet 13 Florida Inc., on October 1, 2021 for $55 million in cash. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of December 31, 2022 there were 22 companies with MMTC licenses in Florida, many of which are not yet operational. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate.

On July 1, 2022, we, through our subsidiary Planet 13 Florida, Inc., closed on a $3,300,000 USD purchase of a 23-acre parcel of real property, inclusive of a 10,500 square foot building, near Ocala, Florida. The property was previously leased by Planet 13 Florida, Inc., and has received Florida OMMU approvals for cultivation, processing, and dispensing activities.

As part of our Florida expansion, as of the date of this report, we have entered into four leases for dispensing locations in Florida, which remain subject to completion of tenant improvements and regulatory inspection prior to sales to customers.

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

On August 5, 2022, we entered into an option purchase agreement that gives us the option to purchase 51% of Planet 13 Illinois that it does not already own from Frank Cowan for $866,250 in cash and 1,063,377 common shares of the Company. The option is exercisable at our discretion for a period of two years.

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

On February 7, 2023, we exercised and closed our option to purchase Mr. Cowan's 51% interest in Planet 13 Illinois. On February 3, 2023, we closed on the purchase of a dispensary location in the town of Waukegan, a suburb of the greater Chicago area, and anticipate that it will be operational in mid to late 2023.

COVID-19 Pandemic Update for 2022

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

On May 3, 2021, Governor DeSantis signed an executive order stating, "all local COVID-19 restrictions and mandates on individuals and businesses are hereby ending all mask mandates in Florida from that time forward."

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

Pursuant to the Plan of Arrangement, at 12:01 a.m. (Vancouver time) (the “Effective Time”) on the Closing Date, we acquired all of the NGW Shares for a total consideration of approximately C$71,345,747 (based on the closing price of our Common Shares (the “Planet 13 Shares”) on the Canadian Securities Exchange on March 2, 2022), and NGW then amalgamated with us. The NGW Shareholders received 0.1145 of one Planet 13 Share (the “Exchange Ratio”) and a nominal cash payment of C$0.0001 for each NGW Share held immediately prior to the Effective Time. As a result, 21,361,002 Planet 13 Shares and $14,788 in cash were issued in exchange for the NGW Shares. In addition, the number of Planet 13 Shares issued to any person pursuant to the Arrangement was rounded down to the nearest whole Planet 13 Share, with a cash consideration paid in lieu of the issuance of such fractional Planet 13 Share of C$3.379 per share.

Based upon the Exchange Ratio, all NGW options to acquire NGW Shares that were outstanding immediately prior to the Effective Time were also exchanged for our options that will entitle the holders to receive, upon exercise thereof, Planet 13 Shares. As a result, we issued 1,106,925 options in exchange for the NGW options.

Results of Operations

	For the Years ended
	December 31,		Percentage
Expressed in USD$	2022	2021	Change
Revenue
Net revenue	104,574,377	119,493,435	(12.5)%
Cost of Goods Sold	(56,599,623)	(53,485,458)	5.8%
Gross Profit	47,974,754	66,007,977	(27.3)%
Gross Profit Margin %	45.9%	55.2%

Expenses
General and Administrative	49,395,500	59,928,356	(17.6)%
Sales and Marketing	3,504,309	5,969,792	(41.3)%
Lease expense	2,744,532	2,608,016	5.2%
Impairment loss	32,750,466	—
Depreciation and Amortization	8,337,476	5,335,055	56.3%

Total Expenses	96,732,283	73,841,219	31.0%

Loss From Operations	(48,757,529)	(7,833,242)	522.4%

Other Income (Expense):
Interest income (expense), net	454,892	(16,984)	(2778.4)%
Foreign exchange gain (loss)	(25,528)	1,662,679	(101.5)%
Transaction costs	—	(256,667)	(100.0)%
Change in fair value of warrants	7,177,805	7,520	95349.5%
Gain on sale-leaseback	509,392	—
Other income	413,029	454,300	(9.1)%
Total Other Income (Expense)	8,529,590	1,850,848	360.8%

Loss for the year before tax	(40,227,939)	(5,982,394)	572.4%
Provision for income tax (current and deferred)	8,752,361	13,478,558	(35.1)%
Loss for the year	(48,980,300)	(19,460,952)	151.7%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.23)	$(0.10)

Weighted Average Number of Shares Outstanding
Basic and diluted	216,586,621	195,126,972

We experienced a 12.5% decrease in net revenue during the year ended December 31, 2022, when compared to the year ended December 31, 2021. The decrease is attributable to a reduction in the number of customers at our Planet 13 Las Vegas Superstore location compared to the prior year, partially offset by an increase of revenue from the Planet 13 OC Superstore and the addition of wholesale revenue from the NGW cultivation operations in California, and an increase in net wholesale revenue in Nevada. Overall, net revenue decreased by $14,919,058 during the year ended December 31, 2022, when compared to the year ended December 31, 2021. We believe that the potential economic downturn and increase in inflation, including the increase in the price of gasoline and the increase in interest rates, combined to reduce the disposable income of our customers during the year ended December 31, 2022, and also had an impact on the number of customers and tourists visiting the Planet 13 Las Vegas Superstore and our other retail locations.

Details of net revenue by product category are as follows:

	For the Years ended
	December 31,		Percentage
	2022	2021	Change
Flower	$35,783,973	$59,018,342	(39.4)%
Concentrates	29,477,433	30,967,288	(4.8)%
Edibles	18,302,976	17,810,736	2.8%
Topicals and Other Revenue	6,823,175	7,024,496	(2.9)%
Wholesale	14,186,820	4,672,573	203.6%
Net revenue	$104,574,377	$119,493,435	(12.5)%

Gross profit margin for the year ended December 31, 2022, was 45.9% compared to 55.2% for the year ended December 31, 2021. The decrease in gross profit margin for the year ended December 31, 2022 was a result of increased sales incentives during the year coupled with the increase in wholesale revenue, both from our Nevada wholesale business and from the recently acquired NGW cultivation assets in California, which has an inherently lower gross margin than retail sales revenue.

The costs of internal cultivation have continued to trend down as we continue to improve our yields and cultivation efficiency across all of our cultivation facilities. In addition, margin enhancement through the creation of internally generated brands, such as TRENDI, Leaf & Vine, HaHa Gummies, Dreamland Chocolate, HaHa Beverages and Medizin, continued to have a positive impact on gross margins during the year ended December 31, 2022, helping offset the lower margins received on the sale of wholesale product and sales to local customers in the State of Nevada. We anticipate that margins will trend upward as tourist customers return to Las Vegas and the Planet 13 Las Vegas Superstore in greater numbers and through our ability to produce our award-winning brands in California and introduce those brands into our Planet 13 OC Superstore along with the recent introduction of NGW premium flower to the Planet 13 OC Superstore.

Our premium cultivation facilities were operating near capacity during the years ended December 31, 2022, and December 31, 2021, respectively. The amount of cannabis grown during the year increased significantly when compared to the prior year due to the addition of the 35,000 square feet of cultivation capacity that was added as part of the NGW acquisition on March 2, 2022, and the September 26, 2022 initial planting in, and subsequent harvest from, our 22,000 square foot cultivation facility expansion in Nevada. The wholesale flower market in California came under pressure due to an excess supply of flower and biomass from the harvest of outdoor crops during the November 2021 to March 2022 period. Wholesale flower prices experienced significant decline during this period, impacting gross margins and revenue at our NGW cultivation facility during the year ended December 31, 2022 as a result. The supply of wholesale flower in California appears to be stabilizing and we have seen increases in both demand and the price received for premium indoor grown flower from late April through the end of December 2022.

Overall gross profit was $47,974,754 and $66,007,977 for the years ended December 31, 2022, and 2021 respectively, a decrease of 27.3%.

General and Administrative (“G&A”) expenses (which includes non-cash share-based compensation expenses), decreased by 17.6% during the year ended December 31, 2022, when compared to the year ended December 31 2021. The decrease in G&A expenses incurred during the year ended December 31, 2022, was a result of focused cost cutting initiatives undertaken by the Company and a reduction in share-based compensation expense recorded during the year, partially offset by the addition of G&A expenses from the recently acquired NGW cultivation assets in California, a full year of operations at our Planet 13 OC Superstore compared with only six months in the prior year, as well as increased expenditures related to corporate initiatives (registration of the class of our Common Shares through filing a Form 10 registration statement with the SEC and merger and acquisition related fees incurred on the closing of the NGW acquisition) that were expensed during the year ended December 31, 2022 when compared to the year ended December 31, 2021. Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 39.9% for the year ended December 31, 2022, compared to 37.1% for the year ended December 31, 2021. The increase in G&A as a percentage of revenue for the year ended December 31, 2022, was a direct result of the addition of one time legal and other professional fees associated with the acquisition of NGW and the Company becoming a US domestic issuer upon effectiveness of a Form 10 registration statement in February 2022 as well as a decrease of 12.5% in net revenue during the year ended December 31, 2022.

A detailed breakdown of G&A expenses is as follows:

	For the Years ended
	December 31,		Percentage
	2022	2021	Change
Salaries and wages	$15,231,997	$21,902,505	(30.5)%
Executive compensation	3,008,508	2,039,174	47.5%
Licenses and permits	2,900,282	3,217,834	(9.9)%
Payroll taxes and benefits	4,124,049	3,953,034	4.3%
Supplies and office expenses	1,480,108	3,638,097	(59.3)%
Subcontractors	2,589,933	3,500,330	(26.0)%
Professional fees (legal, audit and other)	6,524,583	5,015,903	30.1%
Miscellaneous general and administrative expenses	6,076,773	1,084,836	460.2%
Share-based compensation expense	7,459,267	15,576,643	(52.1)%
	$49,395,500	$59,928,356	(17.6)%

Non-cash, share based compensation of $7,459,267 was recognized during the year ended December 31, 2022, decreasing from $15,576,643 incurred during the year ended December 31, 2021. The decrease can be attributable to the vesting schedule for both Restricted Share Units (“RSUs”) and incentive stock options that were previously granted, particularly the net 3,954,213 RSUs that were granted on April 18, 2021, that vested 1/3 on December 1, 2021, and 1/3 on December 1, 2022, and that will vest 1/3 on December 1, 2023. These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs. See Note 12 to our audited consolidated financial statements for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses decreased by 41.3% during the year ended December 31, 2022, when compared to the year ended December 31, 2021. The decrease was a result of us continuing to refine our marketing efforts to optimize marketing spend on initiatives that drive increased customer traffic to the Planet 13 Las Vegas Superstore and the Planet 13 OC Superstore and our Medizin dispensary in Nevada.

Lease expense increased by 5.2% during the year ended December 31, 2022, when compared to the year ended December 31, 2021, due to increases in contracted lease rates on the Company’s leased properties during the year as well as a financial incentive from the landlord of the Planet 13 OC Superstore received during the period which offset increases in contractual lease rates. We are amortizing the financial incentive benefit received over the remaining life of the lease.

Depreciation and Amortization increased 56.3% during the year ended December 31, 2022, when compared to the prior year because of the recording of depreciation on the NGW cultivation facility during the year as well as depreciation from the Planet 13 OC Superstore location, both of which were not owned/open during the prior year.

As of December 31, 2022, the Company evaluated whether intangible assets and goodwill showed any indicators of impairment, and it was determined that such indicators existed.  As a result of the Company’s analysis, it was determined that certain of the Company’s intangibles were impaired, resulting in the Company recording an impairment charge of $32,750,466.  This charge is comprised of an impairment of $6,947,778 on the carrying value of our cultivation license in Coalinga California and an impairment charge of $25,802,688 reducing the carrying value of goodwill associated with our acquisition of Next Green Wave to $0.  No such impairment of intangible assets was determined or recorded for the year ended December 31, 2021. See Note 7 of our Audited Annual Consolidated Financial Statements for the year ended December 31, 2022.

Interest income was $454,892 during the year ended December 31, 2022, compared to interest expense of ($16,984) during the year ended December 31, 2021.  The interest expense relates to accrued interest on our note payable that is due and payable on demand offset by interest income earned on cash deposits. The balance of notes payable as of December 31, 2022, was $884,000 compared to $884,000 as of December 31, 2021.

We conduct our operations in both United States dollars and Canadian dollars, holding financial assets and incurring expenses in both currencies. On December 31, 2021, the value of the USD was USD$1.00=CAD$1.3544 compared to the value of the USD of USD$1.00=CAD$1.3707 at December 31, 2022 and averaged USD$1.00=CAD$1.3011 during the year ended December 31, 2022, resulting in our realizing a foreign exchange loss of $25,528 during the year ended December 31, 2022 compared to a foreign exchange gain of $1,662,679 during the prior year. It is our policy not to hedge our CAD exposure.

Warrants are accounted for in accordance with the applicable authoritative accounting guidance in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), as derivative liabilities based on the specific terms of the warrant agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss. During the year ended December 31, 2022, the change in fair value of the warrants resulted in a gain of $7,177,805 compared to a gain of $7,520 during the year ended December 31, 2021.

During the year ended December 31, 2022, we recognized a gain of $509,392 on the sale-leaseback of one of our buildings in Coalinga, California.  We did not enter into any sale leaseback transaction during the year ended December 31, 2021.

Other income (expense), consisting of Automated Teller Machine (“ATM”) fees, interest and other miscellaneous income/expense was income of $413,029 for the year ended December 31, 2022, compared to other income of $454,300 for the year ended December 31, 2021.

Transaction costs related to the issuance of warrants of $0 were incurred during the year ended December 31, 2022, compared to transaction costs of $256,667 during the year ended December 31, 2021. The transaction costs represent a portion of the issuance costs that were allocated to the issuance of warrants as part of the bought deal equity financing that was completed in February 2021.

The income tax expense for the year ended December 31, 2022, was $8,752,361 compared to $13,478,558 for the prior year. The tax expense decreased due to the decrease in taxable profitability during the year ended December 31, 2022, when compared to the year ended December 31, 2021. We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent of our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the year ended December 31, 2022, was $48,980,300 (($0.23) per share) compared to an overall net loss of $19,460,952 (($0.10) per share) for the year ended December 31, 2021.

Segmented Disclosure

The Company determined that each of its locations represents an operating segment. These operating segments have been aggregated into a single reportable segment as the Company operates as a vertically integrated cannabis company with dispensary, cultivation, production and distribution operations in the State of Nevada and dispensary, cultivation and distribution operations in the State of California.

Liquidity and Capital Resources

As of December 31, 2022, our financial instruments consist of cash, accounts receivable, deposits, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of December 31, 2022, we had working capital of $55,124,236 compared to working capital of $68,274,639 as of December 31, 2021. The Company believes that it has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, the planned build-out of its operations in Florida, the further expansion of operations in Nevada and California, the February 3, 2023 Illinois property acquisition, the February 7, 2023 acquisition of Planet 13 Illinois, and continuing build-out of its Illinois retail location.

The following table relates to the years ended December 31, 2022, and 2021:

	Years Ended December 31,
	2022	2021
Cash flows provided by operating activities	3,801,770	(379,883)
Cash flows used in investing activities	(14,175,937)	(81,756,746)
Cash flows provided by financing activities	1,142,238	64,538,059

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was $3,801,770 for the year ended December 31, 2022, compared to cash used in operating activities of ($379,883) for the year ended December 31, 2021. The increase is primarily due to the receipt of cash proceeds for lease incentives as well as cost saving initiatives implemented during the year ended December 31, 2022, when compared to the year ended December 31, 2021.

Cash Flows from Investing Activities

Net cash used in investing activities was $14,175,937 for the year ended December 31, 2022, compared to net cash used in investing activities of $81,756,746 for the year ended December 31, 2021.  The decrease is primarily related to the acquisition of our Florida license in the year ended December 31, 2021. The 2022 acquisition of NGW was an all-stock purchase, and the cash acquired in this acquisition was $1,479,134.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1,142,238 during the year ended December 31, 2022, compared to net cash provided by financing activities of $64,538,059 for the year ended December 31, 2021. The decrease was primarily related to no warrants being exercised during the period and no equity financings or private placements being completed during the year ended December 31, 2022, as compared to the year ended December 31, 2021.

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

Should financing not be available, the Company has adequate liquidity in the form of cash on hand to fund all of its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, including the planned build-out of its operations in Florida, the further expansion of operations in Nevada and California, the February 3, 2023 Illinois property acquisition, the February 7, 2023 acquisition of Planet 13 Illinois, and continuing build-out of its Illinois retail location.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2022, or as of December 31, 2021, or as of the date hereof.

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

Financial statement areas that require significant judgments are as follows:

Estimated useful lives and depreciation of property and equipment, right-of-use assets

Depreciation and amortization of property and equipment, right-of-use assets and intangible assets are dependent upon estimates of useful lives, which are determined through the exercise of judgment. Impairment of definite long-lived assets is influenced by judgment in defining an asset group and determining the indicators of impairment, and estimates used to measure impairment losses. Refer to Notes 6, 7 and 8 for further information.

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

Definition of a business

Determination of what constitutes a business for purposes of acquisition accounting requires significant judgement.  ASC 805 notes that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. However, the exact quantitative threshold is not explicitly defined. During the year ended December 31, 2022, the Company completed one acquisition, further described in Note 7.

Asset Impairment

Asset impairment tests require the allocation of assets to asset groups, where appropriate, which requires significant judgment and interpretation with respect to the integration between the assets and shared resources. Asset impairment tests require the determination of whether there is an indication of impairment. The assessment of whether an indication of impairment exists is performed at the end of each reporting period and requires the application of judgment, historical experience, and external and internal sources of information.

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

Key estimates in these consolidated financial statements include:

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

Valuation of inventory

Inventory is comprised of raw materials, work-in-progress and finished goods. Cannabis and hemp costs include expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. At the end of each reporting period, the Company performs an assessment of inventory and records inventory valuation adjustments for excess and obsolete inventories based on the estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. A reserve is estimated to ensure the inventory balance at the end of the year reflects the estimates of product the Company expects to sell in the next year. Changes in the regulatory structure, lack of retail distribution locations or lack of consumer demand could result in future inventory reserves.

Impairment of indefinite life intangible assets and goodwill

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Financial instrument classification and measurement

Our financial instruments carried on the annual audited consolidated statement of financial position are carried at amortized cost with the exception of cash, which is carried at fair value. There are no significant differences between the carrying value of financial instruments and their estimated fair values as of December 31, 2022, or December 31, 2021, due to the immediate or short-term maturities of the financial instruments.

Fair values of financial assets and liabilities

Our financial instruments include cash, deposits, accounts payable and accrued expenses and note payable. On December 31, 2022, the carrying value of cash is fair value. Financial instruments classified as loans and receivables and other financial liabilities are carried at amortized cost using the effective interest method. Transaction costs are included in the amount initially recognized. Accounts payable and other liabilities, notes payable, and notes payable related parties have been classified as other financial liabilities.

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

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates.  The Company currently does not carry variable interest-bearing debt.  It is management’s opinion that the Company is not exposed to significant interest rate risk.

Currency Risk

As at December 31, 2022, a portion of the Company’s financial assets and liabilities held in Canadian dollars consist of cash of $1,172,859 (2021 - $165,943). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

The Company’s exposure to a 10% change in the foreign exchange conversion rate at December 31, 2022 equals $117,286.

Liquidity Risk

The Company’s approach to managing risk is to ensure that it will have sufficient cash and liquid investments to meet our commitments as they arise.  We manage liquidity risk by maintaining adequate cash reserves and by continuously monitoring forecast and actual cash flows. Where insufficient liquidity may exist, we may pursue various debt and equity instruments for short or long-term financing of our operations. As of December 31, 2022, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases and taxes.

As of December 31, 2022, we had working capital of $55,124,236 (December 31, 2021 - $68,274,639) and anticipate that revenue from operations will provide sufficient funds to cover all our operating expenditures for the next 12 months and available cash on hand will be sufficient to fund any and all capital expenditure requirements for the build-out of operations in the State of Florida and carry out other corporate initiatives over the next 12 months.

Further expansion of our cultivation facilities, production and manufacturing facilities and retail distribution facilities may require us to raise additional capital from outside sources. We will consider financing alternatives while contemplating minimal shareholder dilution.

The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis.  Historically, the Company’s main source of funding has been the public issuance of common shares.  The Company’s access to financing is always uncertain.  There can be no assurance of continued access to significant equity financing. Our potential sources of cash flow in the upcoming year will be from the proceeds of the sale of cannabis and cannabis related products and possible equity financings, loans, lease financing and entering into joint venture agreements, or any combination thereof.

Pricing Risk

Price risk is the risk that the trading price of the Company's shares will fluctuate and result in an increase or decrease in the fair value of the warrant liability. The Company is not exposed to significant price risk.

Concentration Risk

The Company operates primarily in Southern Nevada and Southern California. Should economic conditions deteriorate within those regions, its results of operations and financial position would be negatively impacted.

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

In connection with the preparation of this Form 10-K, as of December 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our co-CEOs and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2022, was effective.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management, with the participation of our co-CEOs and CFO, has limited the evaluation of our internal controls over financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of the operations of Next Green Wave Holdings Inc. which we acquired on March 2, 2022. The operations of Next Green Wave Holdings Inc. represent approximately 9.4% of our total assets and 8.7% of our gross revenues for the year ended December 31, 2022.

Independent Registered Accounting Firm's Report on Internal Control Over Financial Reporting

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

The following table sets forth our directors and executive officers and their respective positions:

Name	Age	Position
Robert Groesbeck	62	Director, Co-Chairman and Co-CEO
Larry Scheffler	72	Director, Co-Chairman and Co-CEO
Michael Harman	50	Director
Adrienne O’Neal	63	Director
Dennis Logan	55	Chief Financial Officer
Leighton Koehler	44	General Counsel
Chris Wren	40	Vice President Operations
William Vargas	63	Vice President Finance
David Farris	29	Vice President Sales and Marketing
Michael Jennings	48	President of East Coast Operations
Todd Hybels	43	Vice President of Midwestern Operations

Director and Executive Officer Biographies

Robert Groesbeck has served as Co-CEO and a director of the Company since June 2018. Prior to that, Mr. Groesbeck served as Co-President of MMDC, a subsidiary of the Company, from 2014 to June 2018. Mr. Groesbeck served as General Counsel to Republic Services, a provider of comprehensive solid waste and recycling services, for its Nevada operations and was their western regional counsel from 1993 to 2001, and provided outside legal consulting to Republic Services from 2001 to 2008. He also served as General Counsel to C&S Waste Solutions, a privately operated Nevada and California waste disposal company, from 2010 through 2015, and provided outside legal consulting to C&S Waste Solutions from 2008 through 2010, and 2015 through May 2018. He has practiced law for over 25 years and has also served as the mayor of the City of Henderson, Nevada from 1993 to 1997. Mr. Groesbeck earned his B.S. in Criminal Justice from the University of Nevada, a M.B.A. from National University and a J.D. from Western Michigan University.

We believe that Mr. Groesbeck’s experience as a long-time entrepreneur, starting and/or assisting in the creation of a number of businesses, qualifies him to serve on the Board.

Larry Scheffler has served as Co-CEO and a director of the Company since June 2018. Prior to that, Mr. Scheffler served as Co-President of MMDC, a subsidiary of the Company, from 2014 to June 2018. He was also the Chairman and Founder of Las Vegas Color Graphics, Inc., a privately owned commercial printing company, where he served from 1978 through 2022. Mr. Scheffler also served as a councilman for the city of Henderson, Nevada from 1990 to 1995. Mr. Scheffler has also served as a commissioner on six major commissions in Southern Nevada government and has an extensive background in real estate. He has founded and is managing director of entities controlling over 1,000 acres in three states that are under some form of development.

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

Adrienne O’Neal has been a director of the Company since June 2019. She has been the owner of Las Vegas Counselor LLC since 2004, where she provides marriage and family therapy services, and she is also the co-owner of Red Rock Counseling, a private practice agency which includes licensed therapists and training for pre-licensed graduate students since December 2018. Prior to 2004, Ms. O’Neal was an Account Manager at R&R Partners, an advertising, marketing, public relations, and public affairs firm, for 13 years between 1984 to 2004. From June 2017 to February 2021, Ms. O’Neal was appointed by former State of Nevada Governor Brian Sandoval and served on the Nevada State Board of Marriage & Family Therapy and Clinical Professional Counselors. Ms. O’Neal has also served as a part-time instructor at the University of Nevada, Las Vegas School of Medicine’s Marriage and Family Therapy Graduate Program, where she has served since January 2017. Ms. O’Neal has passed the Series 7 exam, which measures the degree to which a candidate possesses the knowledge needed to perform the critical functions of a general securities representative, including sales of corporate securities, municipal securities, investment company securities, variable annuities, direct participation programs, options and government securities, administered by the Financial Industry Regulatory Authority. She holds a B.S. in Marketing and an M.S. in Marriage and Family Therapy from the University of Nevada, Las Vegas.

We believe that Ms. O’Neal’s expertise in securities matters and her background in a variety of types of business qualifies her to serve on the Board.

Dennis Logan has served as Chief Financial Officer of the Company since June 2018. He is currently the part-time Chief Financial Officer of BTU Metals Corp. (TSX-V: BTU), a junior exploration company, since August 2017, and is the part-time Chief Financial Officer or Sterling Metals Corp. (TSX-V: SAG), a mineral exploration company, since September 2017. Previously, Mr. Logan was the Chief Financial Officer, Director and Corporate Secretary of Almonty Industries Inc., a tungsten mining and processing company (TSX-V: AII), from September 2011 until March 2017. Mr. Logan was also the Chair of the Audit Committee of Magna Terra Minerals Inc. (TSX-V: MTT), a precious metals focused exploration company, from September 2017 until May 2021. From June 2015 until April 2018, he served as the Chairman of the Audit Committee of Eurocontrol Technics Group Ltd. (TSX-V: EUO), a detection and marking systems developer. Mr. Logan started his career in finance and accounting at Ernst & Young LLP in 1992.

Leighton Koehler has been the General Counsel of the Company since June 2018. Mr. Koehler is a licensed attorney and CPA, whose previous experience includes working at Dickinson Wright, a U.S.-Canada law firm, as a transactional and tax attorney from October 2016 to May 2018, regional and local law firms Fabian VanCott and Gerrard Cox Larsen from 2013 through October 2016, the Internal Revenue Service as a senior revenue agent from 2007 to 2013, and at Ernst & Young in both the audit and tax divisions from 2004 to 2007. He holds a B.A. and M.A. in Accounting from Southern Utah University, a J.D. from the Boyd School of Law, and he is a U.S. Army veteran. Prior to joining the Company, Mr. Koehler successfully represented his Fortune 500 company clients and other clients before federal, state, and local regulators, and served as Nevada counsel for the Company’s reverse takeover transaction.

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

William Vargas has been the Vice President Finance of the Company since June 2018. Mr. Vargas served as Chief Financial Officer and Senior Vice President of Las Vegas Color Graphics, Inc., a privately owned commercial printing company, from July 2000 to May 2022, and Vice President Finance, Chief Financial Officer and Corporate Secretary of LEC Technologies, Inc., a publicly-traded computer leasing company, from 1995 to 2000. Mr. Vargas started his career in finance and accounting as audit manager with Arthur Andersen & Co. in 1995.

David Farris has been Vice President Sales & Marketing of the Company since December 2019. Prior to that, he was the Company’s Director of Sales and Marketing from June 2018 through December 2019, MMDC’s Director of Sales and Marketing from October 2017 through June 2018, MMDC’s General Manager from June 2017 through October 2017, and MMDC’s Marketing and Sales Coordinator from January 2016 through June 2017. Mr. Farris has established branding and advertising initiatives in the cannabis marketplace focused on creating an unparalleled experience and patient education. Mr. Farris oversees a multidisciplinary sales and marketing team responsible for advertising, events, promotions, product packaging, design, and web development/design. In addition to creative efforts, he currently oversees the operations at three dispensaries in Nevada and California, including adult-use and medical sales, and wholesale sales in Nevada. Mr. Farris holds a B.S. in Business Administration - Marketing from University of Nevada, Las Vegas. Since 2021, Mr. Farris is the stepson of Mr. Groesbeck, Co-CEO and Co-Chairman.

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

For the year ended December 31, 2022, we had four NEOs: Robert Groesbeck, Co-CEO; Larry Scheffler, Co-CEO; Dennis Logan, Chief Financial Officer; and Chris Wren, Vice President, Operations.

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

A combination of fixed and variable compensation is used to motivate executives to achieve overall company goals. The basic components of the executive compensation program are:

1. Base Salary. Base salary is the fixed portion of each executive officer’s total compensation. It is designed to provide income certainty and retain executives. In determining the base level of compensation for the executive officers, weight is placed on the following objective factors: the particular responsibilities related to the position; salaries or fees paid by companies of similar size in the industry; level of experience and expertise; and subjective factors such as leadership, commitment and attitude.

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

Summary Compensation Table

The following table is a summary of annual compensation paid, or recognized as an expense in accordance with Accounting Standards Codification (“ASC”) Topic 718 (Compensation - Stock Compensation), to the NEOs for our two most recently completed fiscal years, December 31, 2022, and December 31, 2021. All amounts are expressed in US Dollars:

		Salary		Bonus	Stock awards	Option	Non-equity incentive plan compensation		Non-qualified deferred compensation earnings	All other compensation		Total
Name and Principal Position	Year	($)		($)	($)(1)	awards ($)	($)		($)	($)(2)		($)
Larry Scheffler	2022	500,000		-	-	-	254,000	(4)	-	57,400	(5)	811,400
Co-Chief Executive Officer	2021	492,918	(3)	-	5,472,785	-	492,000		-	29,162		6,486,865

Robert Groesbeck	2022	500,000		-	-	-	254,000	(4)	-	69,424	(6)	823,424
Co-Chief Executive Officer	2021	492,918	(3)	-	5,472,785	-	492,000		-	37,698		6,495,401

Dennis Logan	2022	300,000		-	-	-	113,580	(4)	-	20,857	(7)	434,437
Chief Financial Officer	2021	300,000		-	2,030,402	-	155,520		-	22,496		2,508,418

Chris Wren	2022	415,000		-	-	-	102,339	(4)	-	58,406	(8)	575,745
Vice President, Operations	2021	409,154	(3)	-	3,045,606	-	241,032		-	37,164		3,732,956

Notes:

(1)

The amounts reported in the Stock Awards column reflect the aggregate grant date fair value computed in accordance with ASC Topic 718 (Compensation - Stock Compensation). These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the named executive officer. Assumptions used in the calculation of these amounts are included in Note 12 to our audited consolidated financial statements for the fiscal year ended December 31, 2022. The values provided in this column are calculated based on the closing price of our Common Shares on the CSE on the date of grant.

(2)

The values provided for Mr. Logan in this column are converted to US Dollars using the average exchange rate for the year indicated as provided by the Bank of Canada. For 2021 USD$1.00=CAD$1.2535 and for 2022 USD$1.00=CAD$1.3013.

(3)	Reflects actual base salary earnings for 2021 due to payroll timing.

(4)

The amounts listed for 2022 non-equity incentive compensation plan are amounts accrued for 2022. Non-equity incentive plan compensation is weighted 80% for each Co-CEO and 60% for other executive officers and 20% for each Co-CEO and 40% for other executive officers, for  corporate objectives and key metrics applicable to the executive, respectively, and is reviewed and approved by the Compensation Committee before payment.

(5)	The amounts consist of car allowance ($29,608 for 2022 and $23,296 for 2021) and health benefits ($27,792 for 2022 and $5,866 for 2021).

(6)	The amounts consist of car allowance ($29,608 for 2022 and $15,704 for 2021) and health benefits ($39,816 for 2022 and $21,994 for 2021).

(7)	The amounts consist of car allowance ($13,800 for 2022 and $14,880 for 2021) and health benefits ($7,057 for 2022 and $7,616 for 2021).

(8)	The amounts consist of car allowance ($15,170 for each of 2022 and 2021) and health benefits ($43,236 for 2022 and $21,994 for 2021).

Narrative Discussion

For a summary of the significant terms of each NEO’s employment agreement or arrangement, please see below under the heading “Employment Agreements and Termination and Change of Control Benefits”.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth outstanding equity awards for the NEOs at December 31, 2022. All amounts are expressed in US Dollars:

	Option Awards				Stock Awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised option (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned	Option exercise price	Option expiration	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Name	exercisable	unexercisable	options (#)	($)	date	(#)	vested ($)	(1)	(2)
Robert Groesbeck	-	-	-	-	-	-	-	281,256	172,359
Larry Scheffler	-	-	-	-	-	-	-	281,256	172,359
Dennis Logan	-	-	-	-	-	-	-	104,345	63,944
Chris Wren	-	-	-	-	-	-	-	156,518	95,917

Notes:

(1)	For each named executive officer 100% of the listed incentive awards will vest on December 1, 2023.

(2)	Based on the closing share price of the Common Shares as traded on the CSE on December 31, 2022 of CAD$0.83 at an exchange rate of USD$1.00=CAD$1.3544.

Employment Agreements and Termination and Change of Control Benefits

Summary of Employment Agreements

Larry Scheffler

In June 2018, we entered into an employment agreement with Larry Scheffler, our Co-CEO, for an initial term of five years. The agreement provides for payment of an annual base salary to Mr. Scheffler, which for the fiscal year ended December 31, 2022, was USD$500,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Scheffler is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in our stock option plan, approved by the Board on May 22, 2018 (the “Stock Option Plan”) and other equity plans in effect from time to time. If Mr. Scheffler’s employment is terminated by us with “cause” or by Mr. Scheffler without “good reason” (as such terms are defined in the agreement), we will pay Mr. Scheffler any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Scheffler’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Scheffler’s employment is terminated by us without cause or by Mr. Scheffler for good reason, including upon the change of control of the Company, we will, for the duration of the remaining term of the agreement, continue to pay Mr. Scheffler his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Scheffler shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would fully vest on the date of such termination of employment. The employment agreement also provides for, among other things, confidentiality, non- solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Scheffler’s employment. In March 2021, we entered into an amendment to the employment agreement with Mr. Scheffler extending the term through December 31, 2025.

Robert Groesbeck

In June 2018, we entered into an employment agreement with Robert Groesbeck, our Co-CEO, for an initial term of five years. The agreement provides for payment of an annual base salary to Mr. Groesbeck, which for the fiscal year ended December 31, 2022, was USD$500,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Groesbeck is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in the Stock Option Plan and other equity plans in effect from time to time. If Mr. Groesbeck’s employment is terminated by us with “cause” or by Mr. Groesbeck without “good reason” (as such terms are defined in the agreement), we will pay Mr. Groesbeck any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Groesbeck’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Groesbeck’s employment is terminated by us without cause or by Mr. Groesbeck for good reason, including upon the change of control of the Company, we will, for the duration of the remaining term of the agreement, continue to pay Mr. Groesbeck his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Groesbeck shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would fully vest on the date of such termination of employment. The employment agreement also provides for, among other things, confidentiality, non-solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Groesbeck’s employment. In March 2021, we entered into an amendment to the employment agreement with Mr. Groesbeck extending the term through December 31, 2025.

Dennis Logan

In June 2018, we entered into an employment agreement with Dennis Logan, our Chief Financial Officer, which agreement was amended in January 2019, for an initial term of five years. The amended agreement provides for payment of an annual base salary to Mr. Logan, which for the fiscal year ended December 31, 2022, was USD$300,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Logan is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in the Stock Option Plan and other equity plans in effect from time to time. If Mr. Logan’s employment is terminated by us with “cause” or by Mr. Logan without “good reason” (as such terms are defined in the agreement), we will pay Mr. Logan any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Logan’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Logan’s employment is terminated by us without cause or by Mr. Logan for good reason, including upon the change of control of the Company, we will, for a period of 18 months from the date of termination, continue to pay Mr. Logan his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Logan shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would fully vest on the date of such termination of employment. The employment agreement also provides for, among other things, confidentiality, non-solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Logan’s employment.

Chris Wren

In June 2018, we entered into an employment agreement with Chris Wren, our Vice President, Operations, for an initial term of five years. The agreement provides for payment of an annual base salary to Mr. Wren, which for the fiscal year ended December 31, 2022, was USD$415,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Wren is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in the Stock Option Plan and other equity plans in effect from time to time. If Mr. Wren’s employment is terminated by us with “cause” or by Mr. Wren without “good reason” (as such terms are defined in the agreement), we will pay Mr. Wren any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Wren’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Wren’s employment is terminated by us without cause or by Mr. Wren for good reason, including upon the change of control of the Company, we will, for the duration of the remaining term of the agreement, continue to pay Mr. Wren his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Wren shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would fully vest on the date of such termination of employment. The employment agreement also provides for, among other things, confidentiality, non-solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Wren’s employment. In March 2021, we entered into an amendment to the employment agreement with Mr. Wren extending the term through December 31, 2025.

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

The following table sets forth all compensation paid to or earned, or recognized as an expense in accordance ASC Topic 718, by each non-employee director during our fiscal year ended December 31, 2022. All amounts are expressed in US Dollars:

	Fees earned or paid in	Stock awards	Option awards	Non-equity incentive plan compensation	Non qualified deferred compensation earnings	All other compensation	Total
Name	cash($)	($)	($)	($)	($)	($)	($)
Michael Harman	100,000	-	-	-	-	-	100,000
Adrienne O’Neal	100,000	-	-	-	-	-	100,000

Compensation Committee Interlocks and Insider Participation

During 2022, our Compensation Committee members were Adrienne O’Neal (Chair) and Michael Harman, neither of whom currently is, or formerly was, an officer or employee of the Company. None of our executive officers served as a member of the Board or Compensation Committee of any other company that had one or more executive officers serving as a member of our board of directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our voting securities as of March 23, 2023, for (i) each member of the Board, (ii) each named executive officer (as defined herein), (iii) each person known to us to be the beneficial owner of more than 5% of our voting securities and (iv) the members of the Board and our executive officers as a group. Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or dispositive power of that security, including any securities that a person has the right to acquire beneficial ownership within 60 days. Except as indicated, all shares of our securities will be owned directly, and the person or entity listed as the beneficial owner has sole voting and dispositive power. The percentage ownership in the below table is based on 221,533,438 Common Shares outstanding as of March 23, 2023. To our knowledge, except as noted below, no person or entity is the beneficial owner of more than 5% of the Common Shares. The address for each director and executive officer is c/o Planet 13 Holdings Inc., 2548 West Desert Inn Road, Suite 100, Las Vegas, Nevada 89109.

	Common Shares
	Number		Right to Acquire	Percent of Total
Name of Beneficial Owner	Beneficially Owned		Within 60 Days(5)	Common Shares
Larry Scheffler	39,751,460	(1)	281,255	17.85%
Robert Groesbeck	39,100,190	(2)	281,255	17.56%
Dennis Logan	287,874	(3)	104,346	*
Chris Wren	4,399,745	(4)	156,519	1.98%
Michael Harman	296,096		69,494	*
Adrienne O’Neal	206,710		69,494	*
All directors and executive officers as a group (11 persons)	87,428,813		1,191,922	39.25%

* Less than one percent

(1)

Based on Schedule 13G/A filed with the SEC by Mr. Scheffler on February 14, 2023, Mr. Scheffler's beneficial ownership includes 562,500 Common Shares owned by the Scheffler Family Limited Partnership (the “Partnership”) and 5,000,000 Common Shares owned by Thirteen, LLC (“Thirteen”) and 33,016,470 Common Shares owned by Scheffler RX LLC. Subject to the clarification in Footnote 5 to this table below, Mr. Scheffler has the sole voting power over 1,172,490 Common Shares, shared voting power over 38,578,970 Common Shares, sole dispositive power over 1,172,490 Common Shares and shared dispositive power over 38,578,970 Common Shares.

(2)

Based on Schedule 13G filed with the SEC by Mr. Groesbeck on February 15, 2023, Mr. Groesbeck's beneficial ownership includes 30,413,176 Common Shares owned by RAG Holdings LLC (“RAG”) and 7,603,294 Common Shares owned by PRMN Investments, LLC (“PRMN”). Subject to the clarification in Footnote 5 to this table below, Mr. Groesbeck has the sole voting power over 1,083,720 Common Shares, shared voting power over 38,016,470 Common Shares, sole dispositive power over 1,083,720 Common Shares and shared dispositive power over 38,016,470 Common Shares.

(3)

Beneficial ownership includes 56,887 Common Shares owned through his registered retirement savings plan. Subject to the clarification in Footnote 5 to this table below, Mr. Logan has the sole voting power over 287,874 Common Shares, shared voting power over no Common Shares, sole dispositive power over 287,874 Common Shares and shared dispositive power over no Common Shares.

(4)

Beneficial ownership includes 4,037,000 Common Shares owned by 4 Degrees Higher LLC (“4 Degrees”). 4 Degrees is an entity owned and controlled by Mr. Wren. Subject to the clarification in Footnote 5 to this table below, Mr. Wren has the sole voting power over 362,745 Common Shares, shared voting power over 4,037,000 Common Shares, sole dispositive power over 362,745 Common Shares and shared dispositive power over 4,037,000 Common Shares.

(5)	The number of shares beneficially owned includes these amounts of unissued shares relating to RSU awards that vested on December 1, 2022.

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

As of December 31, 2022: (i) options to purchase an aggregate of 792,518 Common Shares were outstanding, representing approximately 0.36% of the issued and outstanding Common Shares on such date; (ii) Restricted Share Units to acquire an aggregate of 2,464,928 Common Shares were outstanding, representing approximately 1.12% of the issued and outstanding Common Shares on such date, for a total of 3,257,446 Common Shares issuable pursuant to outstanding awards. As a result, Stock Options/ Restricted Share Units under our equity compensation plans to purchase/receive a total of 18,894,398 Common Shares, representing approximately 8.57% of the total issued and outstanding Common Shares, were available for grant as of December 31, 2022.

The following table provides information regarding compensation plans, previously approved by shareholders, under which securities of the Company are authorized for issuance in effect as of December 31, 2022:

Number of
securities
remaining
available for
future issuance
	Number of	Weighted-	under equity
	securities to be	average exercise	compensation
	issued upon	price of	plans
	exercise of	outstanding	(excluding
	outstanding	options and	securities
	options and	rights (b)	reflected in
Plan Category	rights (a)	(CAD)	column (a))(c)
Stock Option Plan	792,518	$2.34	18,894,398
Amended and Restated Share Unit Plan	2,464,928	-	18,894,398
Total	3,257,446	-	18,894,398

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following is a description of each transaction since January 1, 2021, and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years; and

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

Office Space Sublease and Storage Space

The Company is the sub-lessee of approximately 2,000 square feet of office space and purchases certain printed marketing collateral and stationery items from a company that was owned by one of the Company’s Co-CEOs, Larry Scheffler, until March 15, 2022. Amounts paid for rent for each of the years ended December 31, 2022 and 2021 to the related party was $6,010 and $16,027, respectively. Amounts paid for printed marketing collateral and stationery items to the related party were $183,914 and $450,692 for the years ended December 31, 2022 and 2021, respectively.

The Company previously leased a cultivation facility from an entity owned by the Company’s Co-CEOs.  Rent paid for this facility for the years ended December 31, 2022 and 2021 was $nil and $301,894, respectively.  On April 30, 2021, the Company’s Co-CEOs sold this building to an arm’s length third party who assumed the lease.

A company that was owned by one of the Company’s Co-CEOs, Larry Scheffler, until March 15, 2022 pays the Company for storage space.  Amounts paid to the Company for storage space were $5,968 and $171,895 for the years ended December 31, 2022 and 2021, respectively, and is recorded in Other Income.

As of December 31, 2022 and 2021, respectively, no amounts were due to or from related persons.

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

Director Independence

Although the Common Shares are not listed on any U.S. national securities exchange, we use the definition of "independence" of Nasdaq to make the independence determination of our directors. Our board of directors is composed of two “independent directors” as defined under the rules of Nasdaq (“Nasdaq Rules”). Nasdaq Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Nasdaq Rule 5605(a)(2) provides that a director cannot be considered independent if:

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

Item 14.  Principal Accounting Fees and Services.

The following table provides information regarding the fees billed to us by Davidson & Company LLP in the fiscal years ended December 31, 2022, and December 31, 2021:

	For the fiscal years ended
	December 31,	December 31,
	2022	2021
Audit Fees (1)	$750,000	$622,104
Audit Related Fees (2)	105,000	21,187
Tax Fees (3)	25,000	10,371
Total Fees:	$880,000	$652,662

(1)	Audit Fees consist of audit of annual financial statements and review of financial statements.
(2)	Audit Related Fees consist of the review and consents associated with prospectus offerings.
(3)	Tax Fees consist of preparation fees associated with preparing Corporate federal income tax returns.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
2.1*§	Acquisition Agreement, dated December 20, 2019, among BLC Management Company, LLC, Planet 13 Holdings Inc., Kyle Desmet, Newtonian Principles, Inc., Warner Management Group, LLC and Sarah Sibia, as amended by Amendment No. 1 to Acquisition Agreement, dated April 16, 2020, and Amendment No. 2 to Acquisition Agreement, dated May 20, 2020	10	2.1	12/13/2021
2.2§	Asset Purchase Agreement, dated July 17, 2020, among Planet 13 Holdings Inc., MM Development Company, Inc., W the Brand, LLC, West Coast Development Nevada, LLC and R. Scott Coffman	10	2.2	12/13/2021
2.3*	Share Exchange Agreement, dated April 26, 2018, among MM Development Company, Inc., Carpincho Capital Corp., PRMN Investments Ltd., Thirteen, LLC and 4 Degrees Higher, LLC	10	2.3	12/13/2021
2.4	Master Agreement, dated April 26, 2018, among Carpincho Capital Corp., 10713791 Canada Inc. and 10653918 Canada Inc.	10	2.4	12/13/2021
2.5*	License Purchase Agreement, dated August 31, 2021, among Buyer, Planet 13 Holdings Inc., Seller and Harvest Health & Recreation Inc.	10	2.5	12/13/2021
2.6*	Arrangement Agreement, dated December 20, 2021, between Planet 13 Holdings Inc. and Next Green Wave Holdings Inc.	10/A	2.6	01/26/2022
2.7	Exercise Notice, dated February 7, 2023, from Planet 13 Holdings Inc. to Frank Cowan, IV				✓
3.1	Certificate of Amalgamation	8-K	3.1	03/08/2022
3.2	Notice of Articles	8-K	3.2	03/08/2022
3.3	Articles of Planet 13 Holdings Inc.	8-K	3.3	03/08/2022
4.1	Warrant Indenture, dated July 3, 2020, between Planet 13 Holdings Inc. and Odyssey Trust Company	10	4.1	12/13/2021
4.2	Warrant Indenture, dated September 10, 2020, between Planet 13 Holdings Inc. and Odyssey Trust Company	10	4.2	12/13/2021
4.3	Warrant Indenture, dated November 5, 2020, between Planet 13 Holdings Inc. and Odyssey Trust Company	10	4.3	12/13/2021
4.4	Warrant Indenture, dated February 2, 2021, between Planet 13 Holdings Inc. and Odyssey Trust Company	10	4.4	12/13/2021
4.5	Warrant Indenture, dated December 4, 2018, between Planet 13 Holdings Inc. and Odyssey Trust Company	10	4.5	12/13/2021
4.6	Warrant Indenture, dated April 26, 2018, among 10653918 Canada Inc., Odyssey Trust Company and Carpincho Capital Corp	10	4.6	12/13/2021
4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.7	03/28/2022
10.1*	Industrial Real Estate Lease, dated April 23, 2018, between MM Development Company, Inc. and Lessor	10	10.1	12/13/2021
10.2§	Lease Agreement, dated August 30, 2014, between Fargo District Holdings, LLC and MM Development Company, Inc., as amended by Amendment to Lease, dated January 1, 2018, and Second Amendment to Lease Agreement, dated September 14, 2018	10	10.2	12/13/2021
10.3	Lease Agreement, dated July 17, 2020, between RX Land, LLC and MM Development Company, Inc., as amended by Amendment to Lease, dated November 27, 2020	10	10.3	12/13/2021

10.4*	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated May 1, 2018, between Lessor and BLC Management Company, LLC, as amended by First Amendment to Standard Industrial/Commercial Multi-Tenant Lease - Net, dated November 8, 2019, and Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease - Net, dated April 17, 2020, and by Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease - Net, dated September 8, 2020	10	10.4	12/13/2021
10.5	Agreement Regarding Release of Leasehold Estate, dated August 31, 2020, between LaBarre Chastang, Inc. and BLC Management Company, LLC	10	10.5	12/13/2021
10.6+	Planet 13 Holdings Inc. 2018 Stock Option Plan	10	10.6	12/13/2021
10.7+	Planet 13 Holdings Inc. 2018 Share Unit Plan, as amended on July 11, 2018 and May 20, 2020	10	10.7	12/13/2021
10.8+	Form of Stock Option Award Agreement	10	10.8	12/13/2021
10.9+	Form of Share Unit Plan Award Agreement	10	10.9	12/13/2021
10.10+	Employment Agreement, dated June 1, 2018, between Christopher Wren and MM Development Company, Inc., as amended by Amendment to Employment Agreement, dated March 10, 2021	10	10.10	12/13/2021
10.11+	Employment Agreement, dated June 1, 2018, between Larry Scheffler and MM Development Company, Inc., as amended by Amendment to Employment Agreement, dated March 10, 2021	10	10.11	12/13/2021
10.12+	Employment Agreement, dated June 1, 2018, between Robert Groesbeck and MM Development Company, Inc., as amended by Amendment to Employment Agreement, dated March 10, 2021	10	10.12	12/13/2021
10.13+	Employment Agreement, dated June 1, 2018, between Dennis Logan and Planet 13 Holdings Inc.	10	10.13	12/13/2021
10.14	Option Purchase Agreement, dated August 4, 2022, between Planet 13 Holdings Inc. and Frank Cowan, IV	8-K	10.1	08/05/2023
21	List of Subsidiaries of Planet 13 Holdings Inc.				✓
23.1	Consent of Independent Registered Public Accounting Firm				✓
31.1

Certification of Principal Executive Officer (Robert Groesbeck) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

					✓
31.2

Certification of Principal Executive Officer (Larry Scheffler) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

					✓
31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				✓
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the inline XBRL documents and contained in exhibit 101				✓

*	Certain information has been excluded from this exhibit because it is both (i) not material and (ii) private or confidential.
§	This filing omits exhibits and/or schedules pursuant to Item 601(a)(5) of Regulation S-K.
+	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET 13 HOLDINGS INC.

Date: March 23, 2023	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Groesbeck	Co-Chief Executive Officer and Director,	March 23, 2023
Robert Groesbeck	(Principal Executive Officer)

/s/ Larry Scheffler	Co-Chief Executive Officer and Director,	March 23, 2023
Larry Scheffler	(Principal Executive Officer)

/s/ Dennis Logan	Chief Financial Officer	March 23, 2023
Dennis Logan	(Principal Financial and Accounting Officer)

/s/ Michael Harman	Director	March 23, 2023
Michael Harman

/s/ Adrienne O’Neal	Director	March 23, 2023
Adrienne O’Neal

PLANET 13 HOLDINGS INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Planet 13 Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Planet 13 Holdings Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in shareholder’ equity, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2019.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 23, 2023

PLANET 13 HOLDINGS INC. Consolidated Balance Sheets (In United States Dollars)

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$52,356,914	$61,588,843
Accounts Receivable	1,326,795	1,216,128
Inventory	13,004,839	14,225,369
Prepaid Expenses and Other Current Assets	3,810,394	3,977,524

Total Current Assets	70,498,942	81,007,864

Property and Equipment	71,466,051	50,778,277
Intangible Assets and Goodwill	69,288,007	63,398,007
Right of Use Assets - Operating	21,168,171	20,399,965
Long-term Deposits and Other Assets	862,545	1,061,879
Deferred Tax Asset	346,257	162,804

TOTAL ASSETS	$233,629,973	$216,808,796

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current:
Accounts Payable	$3,112,820	$3,266,783
Accrued Expenses	8,072,224	7,032,620
Income Taxes Payable	2,826,501	1,126,249
Notes Payable - Current Portion	884,000	884,000
Operating Lease Liabilities	479,161	423,573

Total Current Liabilities	15,374,706	12,733,225

Long-Term Liabilities:
Operating Lease Liabilities	25,833,071	23,134,012
Warranty Liability	18,127	7,206,049
Other Long-term Liabilities	28,000	28,000
Deferred Tax Liability	1,487,204	-

Total Liabilities	42,741,108	43,101,286

Shareholders' Equity
Common Shares, no par value, unlimited Common Shares authorized, 220,470,061 issued and outstanding at December 31, 2022 and 198,687,950 at December 31, 2021	-	-
Additional Paid-In Capital	312,023,359	245,861,704
Deficit	(121,134,494)	(72,154,194)
Total Shareholders Equity	190,888,865	173,707,510

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$233,629,973	$216,808,796

The accompanying notes are an integral part of these consolidated financial statements

PLANET 13 HOLDINGS INC. Consolidated Statements of Operations and Comprehensive Loss (In United States Dollars, except share amounts)

	December 31,
	2022	2021

Revenues, net of discounts	$104,574,377	$119,493,435
Cost of Goods Sold	(56,599,623)	(53,485,458)
Gross Profit	47,974,754	66,007,977

Expenses:
General and Administrative	49,395,500	59,928,356
Sales and Marketing	3,504,309	5,969,792
Lease Expense	2,744,532	2,608,016
Impairment loss	32,750,466	-
Depreciation and Amortization	8,337,476	5,335,055

Total Expenses	96,732,283	73,841,219

Loss From Operations	(48,757,529)	(7,833,242)

Other Income (Expense):
Interest income (expense), net	454,892	(16,984)
Foreign exchange gain (loss)	(25,528)	1,662,679
Transaction costs	-	(256,667)
Change in fair value of warrant liability	7,177,805	7,520
Gain on Sale-Leaseback	509,392	-
Other Income, net	413,029	454,300

Total Other Income	8,529,590	1,850,848

Loss Before Provision for Income Taxes	(40,227,939)	(5,982,394)

Provision For Income Taxes
Current Tax Expense	(10,672,538)	(13,954,784)
Deferred Tax Recovery	1,920,177	476,226
	(8,752,361)	(13,478,558)

Net Loss and Comprehensive Loss	$(48,980,300)	$(19,460,952)

Loss per Share
Basic and diluted loss per share	$(0.23)	$(0.10)

Weighted Average Number of Common Shares
Basic and diluted	216,586,621	195,126,972

The accompanying notes are an integral part of these consolidated financial statements

PLANET 13 HOLDINGS INC. Consolidated Statements of Changes in Shareholders' Equity (In United States Dollars, except share amounts)

	Number of
	Common Shares	Class A Restricted Shares	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2020	126,573,250	55,232,940	150,963	159,399,056	(52,693,242)	106,705,814

Shares Issued on Settlement of RSUs	3,126,534	-	-	-	-	-
Share based Compensation - RSUs	-	-	-	15,573,539	-	15,573,539
Shares Issued on Exercise of Broker Warrants	446,801	-	(446,801)	2,163,065	-	2,163,065
Shares Issued on Exercise of Other Warrants	3,325,839	-	-	20,906,989	-	20,906,989
Shares Issued on Exercise of Options	121,336	-	-	86,216	-	86,216
Share Based Compensation - Options	-	-	-	3,104	-	3,104
Shares Issued on Bought Deal Financings, net	9,861,250	-	591,676	47,729,735	-	47,729,735
Shares Issued on Conversion of Class A Shares	55,232,940	(55,232,940)	-	-	-	-
Net Loss for the Year	-	-	-	-	(19,460,952)	(19,460,952)

Balance, December 31, 2021	198,687,950	-	295,838	$245,861,704	$(72,154,194)	$173,707,510

Shares Issued on Settlement of RSUs	81,084	-	-	-	-	-
Share based Compensation - RSUs	-	-	-	7,459,267	-	7,459,267
Shares Issued on Acquisition	21,361,002	-	-	56,320,332	-	56,320,332
Replacement Options Issued on Acquisition	-	-	-	1,239,818	-	1,239,818
Shares Issued on Exercise of Other Warrants	242,700	-	-	1,044,258	-	1,044,258
Shares Issued on Exercise of Options	97,325	-	-	97,980	-	97,980
Net Loss for the Year	-	-	-	-	(48,980,300)	(48,980,300)

Balance, December 31, 2022	220,470,061	-	295,838	$312,023,359	$(121,134,494)	$190,888,865

The accompanying notes are an integral part of these consolidated financial statements

PLANET 13 HOLDINGS INC. Consolidated Statements of Cash Flows (In United States Dollars)

	December 31, 2022	December 31, 2021
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(48,980,300)	$(19,460,952)
Adjustments for items not involving cash:
Shared based compensation expense	7,459,267	15,576,643
Non-cash lease expense	4,737,162	4,485,919
Depreciation	11,258,697	7,213,096
Amortization of intangibles	372,222	-
Change in fair value of warrant liability	(7,177,805)	(7,520)
(Gain) loss on translation of warrant liability	(10,117)	100,637
Transaction costs	-	256,667
Deferred tax recovery	(1,736,724)	(410,359)
Proceeds from lease incentive	1,100,000	-
Lease incentive amortization	(239,133)	-
Unrealized (gain) loss on foreign currency exchange	-	(185,916)
Impairment of goodwill	25,802,688	-
Impairment of intangible assets	6,947,778	-
Gain on sale leaseback	(509,392)	-
Loss on disposal of property and equipment	70,601	-
	(905,056)	7,568,215

Net Changes in Non-cash Working Capital Items	8,273,643	(4,589,077)
Repayment of lease liabilities	(3,566,817)	(3,359,021)
Total Operating	3,801,770	(379,883)

FINANCING ACTIVITIES

Proceeds from private placements	-	53,852,980
Proceeds from exercise of warrants and options	1,142,238	14,180,009
Financing issuance expenses	-	(3,494,930)
Total Financing	1,142,238	64,538,059

INVESTING ACTIVITIES

Purchase of property, plant and equipment	(16,674,704)	(25,909,880)
Net cash acquired through NGW acquisition	1,479,134	-
Purchase of licenses	-	(55,846,866)
Proceeds from sale/lease back	1,049,633	-
Purchase of domain name	(30,000)	-
Total Investing	(14,175,937)	(81,756,746)

Effect of foreign exchange on cash	-	186,563

NET CHANGE IN CASH DURING THE YEAR	(9,231,929)	(17,598,570)

CASH
Beginning of Year	61,588,843	79,000,850

End of Year	$52,356,914	$61,588,843

Supplemental cash flow information (Note 16)

The accompanying notes are an integral part of these consolidated financial statements

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

The Company’s registered office is located at Bentall 5, 550 Burrard Street, Suite 2501, Vancouver, BC V6C 285, and the head office address is 2548 W. Desert Inn Road, Las Vegas, NV 89109.

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

These consolidated financial statements were authorized for issuance by the Board of Directors of the Company on March 23, 2023.

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

These consolidated financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at December 31, 2022	Jurisdiction of Incorporation	Ownership Interest 2022	Ownership Interest 2021	Nature of Business

MM Development Company, Inc. ("MMDC")	Nevada, USA	100%	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Management/holding company
LBC CBD LLC ("LBC")	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	0%	Holding company
Next Green Wave, LLC	California, USA	100%	0%	California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	49%	49%	Illinois license holding company
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company for By The Slice LLC
By The Slice, LLC	Nevada, USA	100%	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Florida, Inc.	Florida, USA	100%	100%	Florida license holding company
Club One Three, LLC	Nevada, USA	100%	N/A	Inactive

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

Foreign currency transactions are remeasured to the respective functional currencies of the Company’s entities at the exchange rates in effect on the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are measured to functional currency at the foreign exchange rate applicable at the statement of balance sheets date. Non-monetary items are carried at historical rates. Non-monetary items carried at fair value denominated in foreign currencies are remeasured to the functional currency at the date when the fair value was determined. Realized and unrealized foreign exchange gains and losses are recognized through profit or loss.

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

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial reporting standards.  The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.  The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

Depreciation is calculated on a straight-line basis over the following expected useful lives:

Land	Not depreciated
Land improvements (in years)	5
Building (in years)	5 – 40
Equipment (in years)	5 – 7
Leasehold improvements	Shorter of estimated useful life or remaining lease term
Construction in progress	Not depreciated

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

(d) Intangible assets

Intangible assets include licenses acquired as part of business combinations, asset acquisitions and other business transactions. The Company records intangible assets at cost, net of accumulated amortization and accumulated impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value on the acquisition date.

When there is no foreseeable limit on the period of time over which an intangible asset is expected to contribute to the cash flows of the Company, an intangible asset is determined to have an indefinite life.  Indefinite life intangible assets are tested for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred.  As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors.  If this qualitative assessment indicates that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, a quantitative impairment test is required to compare the fair value of the asset to its carrying value.  If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-life intangible asset is impaired by the amount of the excess.

The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis. The Company's intangible assets have an indefinite life.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

(e) Goodwill impairment test

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill or an indefinite-lived intangible asset is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. The quantitative impairment test for goodwill compares the fair value of a reporting unit with the carrying value of its net assets, including goodwill. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment charge would be recorded to the Company’s operations, for the amount in which the carrying amount exceeds the reporting unit’s fair value. The estimate of fair value requires the use of significant unobservable inputs, representative of a Level 3 fair value measurement. The Company determines fair values for each reporting unit using the income approach, when available and appropriate, the market approach, or a combination of both. The income approach involves forecasting projected financial information (such as revenue growth rates, profit margins, tax rates, working capital and capital expenditures) and selecting a discount rate that reflects the risk inherent in estimated future cash flows. Under the market approach, the fair value is based on observed market data. If multiple valuation methodologies are used, the results are weighted appropriately.

The Company performs an annual assessment of its goodwill as of December 31, or more frequently, to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill.

(f) Impairment of long-lived assets

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

(g) Share-based compensation

The Company has an equity incentive plan which includes issuances of stock options and restricted share units (“RSUs”).  From time to time, the Company also enters into share-based compensation agreements with non-employees.  The accounting for these arrangements typically aligns with those of employees.

The Company measures and recognizes compensation expense for stock options and RSUs to employees and non-employees on a straight-line basis over the vesting period based on their grant date fair values. Prior to the adoption of ASU 2018 07 on January 1, 2019, the fair value of stock options to non-employees were re-measured at each reporting date until one of either of the counterparty’s commitment to perform is established or until the performance is complete. After adopting ASU 2018-07 which made amendments to ASC Topic 718, Stock Compensation, an acquirer measures share-based compensation to non-employees in exchange for goods and services in the same manner as share-based payments to employees, using a fair-value based approach measured at the grant date.  This guidance is followed if the acquirer considers the assets and goods to be used or consumed in its own operation.  If not, the Company has elected to account for the equity interests issued in accordance with ASC 805, Business Combinations, based on the fair value of the equity interests issued.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. Determining the estimated fair value of at the grant date requires judgment in determining the appropriate valuation model and assumptions, including the fair value of shares on the grant date, risk-free rate, volatility rate, annual dividend yield and the expected term. The volatility rate is based on historical volatilities of public companies operating in a similar industry to the Company, as well as the Company’s historical volatility. The expected life in years represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the Government of Canada Bond yields on the date of the option grant with a remaining term equal to the expected life of the options. The Company estimates the fair value of RSUs to be the closing market price of the Company’s stock on the grant date.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

For stock options granted, the Company uses the fair value of common stock at the date of grant. The Company does not estimate forfeiture rates when calculating compensation expense for stock options or RSUs. The Company records forfeitures as they occur.

Fully vested, non-forfeitable equity instruments issued to parties other than employees are measured on the date they are issued where there is no specific performance required by the grantee to retain those equity instruments. Share-based compensation transactions with non-employees are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Where fully vested, non-forfeitable equity instruments are granted to parties other than employees in exchange for notes or financing receivable, the note or receivable is presented in additional paid-in capital on the balance sheets.

(h) Warrant liability

Warrants are accounted for in accordance with the authoritative accounting guidance in ASC Topic 815, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815”), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreements.  Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss.  Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other income (expense) in the consolidated statement of operations and comprehensive loss.  Refer to paragraph (n) below as well as Note 11 for a discussion on the change in the warrant liability value.

(i) Revenue recognition

The Company earns revenue primarily from the sale of cannabis to eligible retail customers at the Company-owned dispensaries, in addition to the wholesale of cannabis products to dispensary locations.  The Company recognizes revenue to depict the transfer of promised goods or services to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the performance obligations.

In order to recognize revenue, the Company applies the following five (5) steps:

1)	Identify the contract with the customer
2)	Identify the performance obligation(s)
3)	Determine the transaction price
4)	Allocate the transaction price to the performance obligation(s)
5)	Recognize revenue when/as performance obligation(s) are satisfied

Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. More specifically, wholesale revenues are recognized upon delivery and acceptance by wholesale customers. Retail revenues are recognized at the point of sale. Discounts are recorded at the time of revenue recognition.  Returns were not material during the years ended December 31, 2022, and 2021, but are recognized when the customer is refunded. Revenues are presented net of discounts and returns. At one of the Company’s entities, sales are made on consignment and revenue is not recognized until title passes upon delivery of the product by that distributor to their dispensary customers. Revenue on these sales is recognized upon shipment to the customer.

Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from sales revenue as the Company considers itself a pass-through conduit for collecting and remitting sales taxes. Excise duties that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer are included in revenue. Freight revenues on all product sales, when applicable, are also recognized, on a consistent manner, at a point in time. The term between invoicing and when payment is due is not significant and the period between when the entity transfers the promised good or service to the customer and when the customer pays for that good or service is one year or less.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The following table represents the Company’s disaggregated revenue by sales channel:

	December 31,	December 31,
	2022	2021

Retail	$90,363,557	$114,792,191
Wholesale	14,210,820	4,701,244

Net revenues	$104,574,377	$119,493,435

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

Deferred Income

Deferred income represents cash payments received in advance of the Company’s transfer of control of products or services to its customers and generally consists of unearned revenue from the Company’s loyalty programs.  The Company’s deferred income balances were $1,047,781 and $759,060 as of December 31, 2022 and 2021, respectively, and were recorded within accrued expenses in the consolidated balance sheets.  During the years ended December 31, 2022 and 2021, the Company recognized $1,082,994 and $1,136,135, respectively, of net revenues from amounts recorded as deferred income.  The deferred income balance as of December 31, 2022 is expected to be recognized as revenue within the next twelve months.

The Company determined that no provision for returns or refunds was necessary as at December 31, 2022 or 2021.

(j)  Cost of Sales

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

(k) Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and right-of-use liabilities (current and non-current) in the balance sheets. Finance lease ROU assets and ROU liabilities (current and non-current), if any, are included finance lease in the balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are classified as a finance lease or an operating lease. A finance lease is a lease in which 1) ownership of the property transfers to the lessee by the end of the lease term; 2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; 3) the lease is for a major part of the remaining economic life of the underlying asset; 4) The present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already included in the lease payments equals or exceeds substantially all of the fair value; or 5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. The Company classifies a lease as an operating lease when it does not meet any one of these criteria.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU assets also include any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

For finance leases, lease expenses are the sum of interest on the lease obligations and amortization of the ROU assets, resulting in a front-loaded expense pattern. ROU assets are amortized based on the lesser of the lease term and the useful life of the leased asset according to the property and equipment accounting policy. If ownership of the ROU assets transfers to the Company at the end of the lease term or if the Company is reasonably certain to exercise a purchase option, amortization is calculated using the estimated useful life of the leased asset, according to the property and equipment accounting policy. For operating leases, the lease expenses are generally recognized on a straight-line basis over the lease term and recorded to lease expenses or, in the case of leases directly related to the cultivation of cannabis, in cost of goods sold in the statements of operations and comprehensive loss.

The Company has elected to apply the practical expedient, for each class of underlying asset, except real estate leases, to not separate non-lease components from the associated lease components of the lessee’s contract and account for both components as a single lease component.

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

(l) Income taxes

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

Interest and penalties in respect of income taxes are not recognized in the consolidated statement of operations and comprehensive loss as a component of income taxes but as a component of interest expense.

As the Company operates in the cannabis industry, it is subject to the limits of U.S. Internal Revenue Code (“IRC”) Section 280E (“Section 280E”) under which the Company is only allowed to deduct expenses directly related to the cost of producing the products or cost of production.

(m) Sales and marketing expenses

The Company expenses sales and marketing costs when incurred. Sales and marketing expense was $3,504,309 for the year ended December 31, 2022 (2021 - $5,969,792).

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

(n) Fair value measurements

Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Fair value measurement for invested assets are categorized into levels within a fair value hierarchy based on the nature of the valuation inputs (Levels 1, 2 or 3). The three levels are defined based on the observability of significant inputs to the measurement, as follows:

●	Level 1: quoted prices (unadjusted) in active markets for identical or liabilities;
●	Level 2: inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3: one or more significant inputs used in a valuation technique are unobservable in determining fair values of the asset or liability

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

The Company's prepaid and other current assets, long lived assets, including property and equipment, intangible assets and goodwill are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

(o) Loss per share

Basic net loss per share is computed by dividing reported net loss by the weighted average number of common shares outstanding for the reported period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during the reporting period. Diluted earnings per share is computed by dividing net loss by the sum of the weighted average number of common shares and the number of potentially dilutive common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of vested share options. When the Company is incurring losses, basic and diluted loss per share are the same since including the exercise of outstanding options and warrants in the diluted loss per share calculation would be antidilutive.

(p) Operating segments

Operating segments are components of the Company that engage in business activities which generate revenues and incur expenses (including intercompany revenues and expenses related to transactions conducted with other components of the Company). The operations of an operating segment are distinct, and the operating results are regularly reviewed by the chief operating decision maker (“CODM”) for the purposes of resource allocation decisions and assessing its performance. The Company's Co-Chief Executive Officers are the Company's CODM.

The Company determined that each of its locations represents an operating segment. These operating segments have been aggregated into a single reportable segment as the Company operates as a vertically integrated cannabis company with dispensary, cultivation, production and distribution operations in the state of Nevada and dispensary, cultivation and distribution operations in the state of California.

As at December 31, 2022 and 2021, all the Company’s non-current assets were located in the United States and 100% of the Company’s revenue was generated in the United States.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

(q)  Critical accounting estimates and judgements

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

Financial statement areas that require significant judgments are as follows:

Estimated useful lives and depreciation of property and equipment, right-of-use assets

Depreciation and amortization of property and equipment, right-of-use assets and intangible assets are dependent upon estimates of useful lives, which are determined through the exercise of judgment. Impairment of definite long-lived assets is influenced by judgment in defining a an asset group and determining the indicators of impairment, and estimates used to measure impairment losses. Refer to Notes 6, 7 and 8 for further information.

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

Definition of a business

Determination of what constitutes a business for purposes of acquisition accounting requires significant judgement.  ASC 805 notes that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. However, the exact quantitative threshold is not explicitly defined. During the year ended December 31, 2022, the Company completed one acquisition, further described in Note 7.

Asset Impairment

Asset impairment tests require the allocation of assets to asset groups, where appropriate, which requires significant judgment and interpretation with respect to the integration between the assets and shared resources. Asset impairment tests require the determination of whether there is an indication of impairment. The assessment of whether an indication of impairment exists is performed at the end of each reporting period and requires the application of judgment, historical experience, and external and internal sources of information.

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

Key estimates in these consolidated financial statements include:

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

Valuation of inventory

Inventory is comprised of raw materials, work-in-progress and finished goods. Cannabis and hemp costs include expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. At the end of each reporting period, the Company performs an assessment of inventory and records inventory valuation adjustments for excess and obsolete inventories based on the estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. A reserve is estimated to ensure the inventory balance at the end of the year reflects the estimates of product the Company expects to sell in the next year. Changes in the regulatory structure, lack of retail distribution locations or lack of consumer demand could result in future inventory reserves.

Impairment of indefinite life intangible assets and goodwill

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
(in United States Dollars)

(r) Accounting standards issued but not yet effective

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

(s) Sale-leaseback transactions

From time to time, the Company may enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which the Company sells the property to a third party and agrees to lease the property back for a certain period of time. To determine whether the transfer of the property should be accounted for as a sale, the Company evaluates whether it has transferred control to the third party in accordance with the revenue recognition guidance set forth in ASC 606.

If the transfer of the asset is deemed to be a sale at market terms, the Company recognizes the transaction price for the sale based on the cash proceeds received, derecognizes the carrying amount of the underlying asset and recognizes a gain or loss in the consolidated statements of operations and comprehensive loss for any difference between the carrying value of the asset and the transaction price. The Company then accounts for the leaseback in accordance with its lease accounting policy.

If the transfer of the asset is determined not to be a sale at market terms, the Company accounts for the transaction as a financing arrangement, and accordingly no asset sale is recognized. The Company retains the historical costs of the property and the related accumulated depreciation on its books and continues to depreciate the property over the lesser of its remaining useful life or its initial lease term. The asset is presented within property and equipment, net on the consolidated balance sheets. All proceeds from these transactions are accounted for as finance obligations and presented as non-current obligations on the consolidated balance sheets. A portion of the lease payments is recognized as a reduction of the financing obligation and a portion is recognized as interest expense based on an imputed interest rate.

4. Inventory

Finished goods inventory consists of dried cannabis, concentrates, edibles, and other products that are complete and available for sale (both internally generated inventory and third-party products purchased in the wholesale market). Work in process inventory consists of cannabis after harvest, in the processing stage. Packaging and miscellaneous consist of consumables for use in the transformation of biological assets and other inventory used in production of finished goods, non-cannabis merchandise and food and beverage items.  The Company’s inventory is comprised of:

	December 31,	December 31,
	2022	2021

Raw materials	$5,209,667	$3,093,646
Packaging and miscellaneous	1,584,659	1,825,514
Work in progress	1,965,052	2,883,955
Finished goods	4,245,461	6,422,254

	$13,004,839	$14,225,369

Cost of Inventory is recognized as an expense when sold and included in cost of goods sold. During the year ended December 31, 2022, the Company recognized $56,599,623 (2021 - $53,485,458) of inventory expensed to cost of goods sold.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

5. Prepaid expenses and other current assets

	December 31,	December 31,
	2022	2021

Security deposits	$1,399,424	$2,287,596
Advertising and Marketing	-	306,415
Prepaid rent	348,433	218,599
Insurance	678,402	804,608
License fees	776,717	36,008
Miscellaneous	607,418	324,298

	$3,810,394	$3,977,524

6. Property and equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2020	$625,146	$1,707,894	$6,237,256	$30,448,042	$3,367,255	$42,385,593
Additions	5,153	-	3,057,631	10,663,811	12,368,056	26,094,651
Transfers	-	-	1,927,109	13,680,522	(15,607,631)	-
Disposals	-	-	(116,755)	(74,004)	-	(190,759)
At December 31, 2021	630,299	1,707,894	11,105,241	54,718,371	127,680	68,289,485
Additions	5,843,295	12,756,048	1,703,190	2,722,710	9,515,734	32,540,977
Transfers	-	-	-	6,114,711	(6,114,711)	-
Disposals	(99,083)	(500,917)	(8,786)	-	-	(608,786)
At December 31, 2022	$6,374,511	$13,963,025	$12,799,645	$63,555,792	$3,528,703	$100,221,676

Depreciation

At December 31, 2020	$127,931	$203,750	$2,259,925	$7,720,062	$-	$10,311,668
Additions	51,366	42,697	1,542,438	5,576,595	-	7,213,096
Transfers & disposals	-	-	(1,197)	(12,359)	-	(13,556)
At December 31, 2021	179,297	246,447	3,801,166	13,284,298	-	17,511,208
Additions	52,225	303,593	2,537,587	8,365,292	-	11,258,697
Transfers & disposals	-	(9,392)	(4,888)	-	-	(14,280)
At December 31, 2022	$231,522	$540,648	$6,333,865	$21,649,590	$-	$28,755,625

Carrying amount

At December 31, 2021	$451,002	$1,461,447	$7,304,075	$41,434,073	$127,680	$50,778,277
At December 31, 2022	$6,142,989	$13,422,377	$6,465,780	$41,906,202	$3,528,703	$71,466,051

For the year ended December 31, 2022 depreciation expense was $11,258,697 (2021 - $7,213,096) of which $3,293,443 (2021 – $1,922,713) was included in cost of goods sold.

During the year ended December 31, 2022 the Company transferred $6,114,711 (2021 - $13,680,522) and $nil (2021 - $1,927,109) of costs from Construction in Progress to Leasehold Improvements and Equipment, respectively, upon completion of the related projects.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

7. Intangible assets and goodwill

	Retail Dispensary Santa Ana	Retail Dispensary Clark County	Cultivation and Production Clark County	Master License Florida	Cultivation Coalinga CA Other Intangibles	Cultivation Coalinga CA Goodwill	Other	Total
Gross
carrying amount

Balance, December 31, 2020	$6,151,343	$690,000	$709,798	$-	$-	$-	$-	$7,551,141
Additions	-	-	-	55,846,866	-	-	-	55,846,866
Balance at December 31, 2021	6,151,343	690,000	709,798	55,846,866	-	-	-	63,398,007
Additions	-	-	-	-	13,180,000	25,802,688	30,000	39,012,688
Impairment loss					(6,947,778)	(25,802,688)		(32,750,466)
Balance at December 31, 2022	$6,151,343	$690,000	$709,798	$55,846,866	$6,232,222	$-	$30,000	$69,660,229

Amortization

At December 31, 2020	$-	$-	$-	$-	$-	$-	$-	$-
Transfers & disposals	-	-	-	-	-	-	-	-
At December 31, 2021	-	-	-	-	-	-	-	-
Additions	-	-	-	-	372,222	-	-	372,222
At December 31, 2022	$-	$-	$-	$-	$372,222	$-	$-	$372,222

Carrying amount

Balance at December 31, 2021	$6,151,343	$690,000	$709,798	$55,846,866	$-	$-	$-	$63,398,007
Balance at December 31, 2022	$6,151,343	$690,000	$709,798	$55,846,866	$5,860,000	$-	$30,000	$69,288,007

NGW Acquisition

On March 2, 2022, the Company acquired 100% ownership interest of Next Green Wave Holdings, Inc. (“NGW”) and accounted for the transaction as a business combination pursuant to ASC 805.

NGW was incorporated in 2011 and was formed for the purpose of cultivating and selling cannabis products in the state of California, where it owns and operates a cultivation and manufacturing facility.  The Company executed the NGW transaction in order to introduce certain of its brands to the California market; complement its dispensary operations in Santa Ana, California; and expand its California revenue base.

The aggregate purchase price for the NGW transaction was $57,574,938 and consisted of $14,788 in cash consideration, $1,239,818 in replacement options and $56,320,332 in share consideration. The share consideration was comprised of 21,361,002 common shares of the Company at a fair value of $C3.34 per common share, which were issued on March 2, 2022.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The following table summarizes the allocation of consideration exchanged to the estimated fair value of the tangible and intangible assets acquired:

Consideration paid:

Cash	$14,788
Issuance of 21,361,002 Class A Shares	56,320,332
Issuance of 1,106,925 replacement options	1,239,818
$57,574,938

Fair value of net assets acquired:

Cash	$1,493,922
Inventory	3,077,367
Accounts Receivable	1,374,142
Property, plant and equipment	16,229,350
Intangible assets	13,180,000
Goodwill	25,802,688
Accounts Payable and Accrued Liabilities	(233,158)
Income taxes payable	(125,445)
Deferred tax liability	(3,223,928)
$57,574,938

The purchase price allocations for the NGW transaction reflect various fair value estimates and analyses relating to the determination of fair value of certain tangible and intangible assets acquired and residual goodwill. The Company determined the estimated fair value of the acquired working capital, and identifiable intangible assets and goodwill after review and consideration of relevant information including discounted cash flow analyses, market data and management’s estimates, prepared by an independent valuation firm. The estimated fair value of acquired working capital was determined to approximate carrying value.

The goodwill arising from the NGW transaction consists of expected synergies from combining operations of the Company and NGW, and intangible assets not qualifying for separate recognition such as formulations, proprietary technologies and acquired know-how. None of the goodwill is deductible for tax purposes.

NGW’s state cannabis licenses and brands represented identifiable intangible assets acquired in the amounts of $11,840,000 and $1,340,000, respectively. The NGW cannabis licenses acquired have an indefinite life and as such will not be subject to amortization while the brands have a definite useful life of three years. As of December 31, 2022, the Company evaluated whether intangible assets and goodwill showed any indicators of impairment, and it was determined that such indicators existed.  As a result of the Company’s analysis, it was determined that the brands and licenses were impaired, resulting in the Company recording an impairment charge of $6,947,778.

In connection with the NGW transaction, the Company expensed $1,238,379 of acquisition-related costs, which have been included in general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

NGW's post-acquisition revenues, gross profit and net income included in the Company's results for the period since the closing of the transaction were $7,557,860, $373,025 and ($37,555). The following tables reflects the revenue, gross profit and comprehensive income (loss) that would have been reported if the acquisition had occurred at the beginning of the years indicated:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	As Reported	NGW	Pro Forma	As Reported	NGW	Pro Forma

Revenue, net of discounts	$104,574,377	$870,651	$105,445,028	$119,493,435	$15,931,107	$135,424,542

Gross Profit	47,974,754	(131,700)	47,843,054	66,007,977	6,330,381	72,338,358

Comprehensive income (loss) for the period	(48,980,300)	(868,125)	(49,848,425)	(19,460,952)	1,254,529	(18,206,423)

The carrying value of goodwill in each reporting unit is indicative of the expected growth and development of the business. In the fourth quarter of fiscal 2022, the Company identified qualitative indicators of impairment as a result of a downturn in the wholesale pricing of cannabis.  The reduction in the price of wholesale cannabis resulted in a downward adjustment of the future financial forecasts for the Company’s NGW business, which indicated that impairment of the goodwill asset was a more-likely-than-not outcome. A qualitative step zero impairment test was performed on the NGW business which indicated a potential impairment. The Company conducted a quantitative impairment analysis of its NGW reporting unit using the income approach as at December 31, 2022.

The recoverable amount of the reporting unit to which goodwill is allocated and the asset group to which indefinite life intangibles are allocated were determined based on fair value using Level 3 inputs in a discounted cash flow analysis. Management tested the NGW asset group for the definite lived assets impairment. The result was impairment for the definite lived assets of the NGW asset group. Where applicable, the Company uses its market capitalization and comparative market multiples to corroborate discounted cash flow results. The significant assumptions applied in the determination of the recoverable amount are described below:

●	Cash flows: Estimated cash flows were projected based on actual operating results from internal sources as well as industry and market trends. Estimated cash flows are primarily driven by sales volumes, selling prices and operating costs. The forecasts are extended to a total of six years (and a terminal year thereafter);
●	Terminal value growth rate: The terminal growth rate was based on historical and projected consumer price inflation, historical and projected economic indicators and projected industry growth;
●

Post-tax discount rate: The post-tax discount rate is reflective of the reporting unit's Weighted Average Cost of Capital ("WACC"). The WACC was estimated based on the risk-free rate, equity risk premium, beta adjustment to the equity risk premium based on a direct comparison approach, an unsystematic risk premium, and after-tax cost of debt based on corporate bond yields; and

●	Tax rate: The tax rates used in determining the future cash flows were those substantively enacted at the respective valuation date.

The following table outlines the key assumptions used in calculating the recoverable amount for each CGU and operating segment tested for impairment as at December 31, 2022:

Goodwill impairment testing
Significant estimates used by management	NGW
Years of cash flows before terminal value	6
Discount rate	19.25%
Terminal value multiple	5.8x

Based on the results of the goodwill impairment test, the carrying value of the NGW reporting unit exceeded the fair value and the Company recognized a pre-tax impairment loss of $25,802,688 during the year ended December 31, 2022, relating to the NGW reporting unit.

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

The following table provides the components of lease cost recognized in the consolidated statement of operations and comprehensive loss for 2022 and 2021:

	December 31,	December 31,
	2022	2021

Operating lease costs	$4,584,550	$4,437,816

Finance lease costs:
Amortization of lease assets	-	44,672
Interest on lease liabilities	-	3,431
Finance lease costs	-	48,103
Short term lease expense	12,406	19,917
Total lease costs	$4,596,956	$4,505,836

Other information related to operating and finance leases as of and for the year end December 31, 2022 and 2021 are as follows:

	December 31, 2022		December 31, 2021
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease

Weighted average discount rate	15.00%	15.00%	15.00%	15.00%
Weighted average remaining lease term	-	14.43	-	11.87

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The maturity of the contractual undiscounted lease liabilities as of December 31, 2022 and 2021 is:

	2022	2021
	Operating	Operating
	Lease	Lease

2022	$-	$3,595,030
2023	4,052,167	3,729,936
2024	4,214,502	3,870,217
2025	4,302,534	3,956,923
2026	4,303,434	3,880,082
2027	4,389,610	3,903,423
2028	4,566,581	4,054,970
Thereafter	53,708,289	46,179,762

Total undiscounted lease liabilities	79,537,117	73,170,343
Interest on lease liabilities	(53,224,885)	(49,612,758)
Total present value of minimum lease payments	26,312,232	23,557,585
Lease liability - current portion	(479,161)	(423,573)
Lease liability	$25,833,071	$23,134,012

Principally, all leases relate to real estate.

For the year ended December 31, 2022 the Company incurred $4,584,550 of operating lease costs (2021 - $4,437,816), of which $1,840,018 (2021 - $1,829,800) was allocated to cost of goods sold.

On December 22, 2022, the Company entered into a sale-leaseback transaction with an unrelated third-party related to certain real property acquired in connection with the NGW acquisition. The Company received cash proceeds of $1,049,633 and recorded a gain on sale-leaseback of $509,392. The following are the key terms of the related lease agreement:

●	Initial term: 15 years
●	Renewal options: 3 additional terms of five years each
●	Monthly payment: $7,847
●	Other: Triple net

See Note 16 for additional supplemental cash flow information related to leases.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

9. Notes payable

Non-related parties

	December 31,	December 31,
	2022	2021

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	884,000	884,000

	$884,000	$884,000
Less current portion	(884,000)	(884,000)
	$-	$-

Stated maturities of debt obligations are as follow:

Next 12 months Promissory Note		$884,000

10. Share capital

The Company is authorized to issue an unlimited number of common shares and an unlimited number of Class A shares.

		Number of Common Shares

		December 31,	December 31,
		2022	2021
Common Shares
Balance at January 1		198,687,950	126,573,250
Shares issued on settlement of RSUs	i.	81,084	3,126,534
Shares issued on exercise of options	ii.	97,325	121,336
Shares issued on exercise of warrants	iii.	242,700	3,772,640
Shares issued on financing - February 2021	iv.	-	9,861,250
Shares issued on conversion of Class A shares	v.	-	55,232,940
Shares issued on acquisition (Note 7)		21,361,002	-

Total common shares outstanding on December 31		220,470,061	198,687,950

i. Shares issued for Restricted Share Units

During the year ended December 31, 2022, the Company issued 81,084 common shares on the settlement of RSUs that had vested during the year. The Company did not receive any cash proceeds on the settlement.

During the year ended December 31, 2021, the Company issued 3,126,534 common shares on the settlement of RSUs that had vested during the year. The Company did not receive any cash proceeds on the settlement.

ii. Shares issued for Stock Options

During the year ended December 31, 2022, the Company issued 97,325 common shares on the exercise of options that had a strike price of CAD$1.31 per common share resulting in cash proceeds of $97,980 (CAD$127,496).

During the year ended December 31, 2021, the Company issued 121,336 common shares on the exercise of options that had a strike price in the range of CAD$0.75 to CAD$1.55 per common share resulting in cash proceeds of $86,216 (CAD$108,987).

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

iii. Shares issued on the exercise of Warrants

During the year ended December 31, 2022, the Company issued 242,700 common shares to warrant holders who exercised 242,700 warrants resulting in cash proceeds of $1,044,258 (CAD$1,407,660).

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

v. Shares issued on conversion of Class A Shares

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

During fiscal 2021, the Company failed the foreign private issuer (“FPI”) test and became a US domestic issuer effective January 1, 2022.

On May 6, 2021, the Company issued 55,232,940 common shares on the conversion of 55,232,940 Class A Shares.  As of December 31, 2022, there were no longer any Class A Shares outstanding.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

	Number of Class A Shares
	December 31,	December 31,
	2022	2021
Class A Shares
Balance at January 1	-	55,232,940
Conversion of Class A Shares to Common	-	(55,232,940)
Total Class A Shares Outstanding	-	-

11. Warrants

The following table summarizes the fair value of the warrant liability at December 31, 2022 and 2021:

	2022	2021

Opening balance as at January 1	$7,206,049	$13,204,211
Additions	-	2,884,981
Exercises	-	(8,976,258)
Foreign exchange	(10,117)	100,635
Change in fair value	(7,177,805)	(7,520)
Closing balance as at December 31	$18,127	$7,206,049

The warrant liability is adjusted to fair value on the date the warrants are exercised and at the end of each reporting period.  The amount that is reclassified to equity on the date of exercise is the fair value at that date.

The following table summarizes the number of warrants outstanding at December 31, 2022 and 2021:

	December 31, 2022	Weighted Average Exercise Price - CAD	December 31, 2021	Weighted Average Exercise Price - CAD

Balance - beginning of year	8,861,951	$7.46	7,158,337	$4.98
Issued	-	$-	5,522,301	$8.79
Exercised	(242,700)	$5.80	(3,772,640)	$4.73
Expired	(3,412,788)	$5.41	(46,047)	$3.75
Balance - end of year	5,206,463	$8.88	8,861,951	$7.46

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	Quoted prices in active markets for identical asset (Level 1)	Significant unobservable inputs (Level 3)	Total
December 31, 2022
Warrant liability	$(18,127)	$-	$(18,127)

December 31, 2021
Warrant liability	$(7,206,049)	$-	$(7,206,049)

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

During the years ended December 31, 2022 and 2021

No incentive stock options were granted during the years ended December 31, 2022 and 2021, and 1,106,925 replacement options were issued in connection with the NGW acquisition (see Note 7). The replacement options were fully vested upon issuance.

The following table summarizes information about stock options outstanding at December 31, 2022 and 2021:

	Exercise price	December 31, 2022	December 31, 2022	December 31, 2021	December 31, 2021
Expiry Date	CAD$	Outstanding	Exercisable	Outstanding	Exercisable

November 21, 2024	$1.31	185,203	185,203	-	-
February 27, 2025	$1.31	51,525	51,525	-	-
December 15, 2025	$3.06	269,075	269,075	-	-
September 30, 2026	$4.37	120,222	120,222	-	-
July 6, 2025	$1.31	97,325	97,325
July 4, 2022	$2.65	-	-	100,000	100,000
June 11, 2023	$0.80	61,668	61,668	61,668	61,668
June 30, 2024	$2.60	7,500	7,500	7,500	7,500
		792,518	792,518	169,168	169,168

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The following assumptions were used to arrive at the value ascribed to the options issued using a Black Scholes Option Pricing model:

	December 31,
	2022	2021

Share price	$3.34	$-
Risk-free rate	1.12%	-
Expected dividend yield	0.00%	-
Expected volatility	69.67%	-
Option life in years	1.20	-

Share based compensation expense attributable to employee options was $nil for the year ended December 31, 2022, (2021: $3,104). The fair value of the replacement options issued during the year of $1,239,818 was recognized as part of the consideration paid related to the business combination of NGW (Note 7).

	December 31,
	2022	2021

The outstanding options have a weighted average CAD$ exercise price of:	$2.34	$2.01

Weighted average remaining life in years of outstanding options:	2.51	0.94

	December 31, 2022	Weighted Average Exercise Price - CAD	December 31, 2021	Weighted Average Exercise Price - CAD

Balance - beginning of year	169,168	$2.01	293,838	$1.52
Issued	1,106,925	2.58	-	-
Exercised	(97,325)	1.31	(121,336)	0.91
Expired	(386,250)	3.11	(3,334)	0.80
Forfeited	-	-	-	-
Balance - end of year	792,518	$2.34	169,168	$2.01

The total intrinsic value of stock options exercised, outstanding and exercisable as of December 31, 2022, was $nil.

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The following table summarizes the RSUs that are outstanding as at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Balance - beginning of year	2,591,929	1,764,250
Issued	-	4,086,178
Exercised	(81,084)	(3,126,534)
Expired	(45,917)	(131,965)
Balance - end of year	2,464,928	2,591,929

The Company recognized $7,459,267 in share-based compensation expense attributable to RSUs vesting during the year ended December 31, 2022 ($15,573,539 for the year ended December 31, 2021).

During the year ended December 31, 2022

No RSUs were granted during the year ended  December 31, 2022.

The Company issued 81,084 common shares on the exercise of 81,084 RSUs during the year ended  December 31, 2022.

During the year ended  December 31, 2022, 45,917 RSUs were forfeited.

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

The Company issued 3,126,534 common shares on the exercise of 3,126,534 RSUs during the year ended December 31, 2021.

13. Loss per share

	December 31, 2022	December 31, 2021

Loss available to common shareholders	$(48,980,300)	$(19,460,953)

Weighted average number of shares outstanding, basic and diluted	216,586,621	195,126,972

Basic and diluted loss per share	$(0.23)	$(0.10)

Approximately 8,463,909 and 11,623,051 of potentially dilutive securities for the years ended December 31, 2022 and  December 31, 2021 respectively were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to net loss in such years.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

14. Income taxes

The components of income tax expense (benefit) of the Company are summarized as follows:

	December 31, 2022	December 31, 2021

Current tax expense (recovery)
Current period	$10,672,538	$13,954,784

Deferred tax expense (recovery)
Origination and reversal of timing differences	(5,492,926)	(4,376,359)
Change in unrecognized temporary differences	3,572,749	3,900,133
	$8,752,361	$13,478,558

The actual income tax provision differs from the expected amount calculated by applying the statutory income tax rate to the loss before tax. These differences result from the following:

	December 31, 2022	December 31, 2021

Loss before income tax	$(40,227,939)	$(5,982,394)
Statutory income tax rate	21.0%	21.0%
Income tax expense at statutory rate	(8,447,867)	(1,256,303)
Increase (reduction) in income taxes resulting from:
Change in fair value of warrant liability	(1,507,339)	(1,579)
Other non-taxable amounts	14,542,266	12,019,720
Change in valuation allowance	3,572,749	3,900,133
Difference in rates	(362,832)	(1,159,859)
Other	955,384	(23,554)
Income tax expense (benefit)	$8,752,361	$13,478,558

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

Deferred tax assets and liabilities have been offset where they relate to income taxes levied by the same taxation authority and the Company has the legal right and intent to offset. Deferred tax assets (liabilities) are attributable to the following:

	December 31, 2022	December 31, 2021

Loss carryforwards	$11,769,754	$9,094,791
Share issue costs	834,063	1,489,956
Stock compensation	2,203,368	657,647
Exchange rate difference on monetary assets	709,938	715,299
Accrued expenses	343,416	139,999
Property and equipment	(1,842,051)	(1,578,803)
Licenses	(1,774,379)	(543,779)
Deferred tax assets (liabilities)	12,244,109	9,975,111
Valuation allowance	(13,385,056)	(9,812,307)
Net deferred tax liability	$(1,140,947)	$162,804

As at December 31, 2022, the Company has $29,518,011 ( December 31, 2021 - $19,139,273) in Canadian non-capital loss carryforwards that expire between 2037 and 2042.  In addition, as at December 31, 2022, the Company has U.S. federal Net Operating Losses of $60,454,476 ( December 31, 2021 - $49,079,058). The US federal Net Operating Losses attributable to 2020 onward will have an indefinite carry forward. As at December 31, 2022, the Company has California State Net Operating Losses of $10,626,327 ( December 31, 2021 - $6,529,220). The California state Net Operating Losses will expire in 2040.

In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “Act”). The Act, among other provisions, reinstates the ability of corporations to carry net operating losses back to the five preceding tax years, has increased the excess interest limitation on modified taxable income from 30 percent to 50 percent. The Company has made a reasonable estimate of the effects on existing deferred tax balances and has concluded that the Act has not had a significant effect on the deferred tax balances.

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

15. General and administrative

	December 31,
	2022	2021

Salaries and wages	$15,231,997	$21,902,505
Share based compensation	7,459,267	15,576,643
Executive compensation	3,008,508	2,039,174
Licenses and permits	2,900,282	3,217,834
Payroll taxes and benefits	4,124,049	3,953,034
Supplies and office expenses	1,480,108	3,638,097
Subcontractors	2,589,933	3,500,330
Professional fees (legal, audit and other)	6,524,583	5,015,903
Miscellaneous general and administrative expenses	6,076,773	1,084,836
	$49,395,500	$59,928,356

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

16. Supplemental cash flow information

	December 31,
Change in Working Capital	2022	2021

HST Receivable	$(79,012)	$(56,787)
Accounts Receivable	1,342,487	(722,467)
Inventory	4,297,897	(7,305,529)
Prepaid Expenses and Other Assets	167,130	(1,780,041)
Long-term Deposits and Other Assets	199,334	(7,436)
Deferred Tax Assets	(183,453)	(162,804)
Accounts Payable	127,789	1,578,349
Accrued Expenses	826,664	4,187,906
Income Taxes Payable	1,574,807	(319,986)
	$8,273,643	$(4,589,077)

Cash Paid

Interest	$3,720,587	$4,485,447
Income Taxes	$7,925,000	$13,000,000

Non-cash Financing and Investing Activities

Shares issued in business combination	$56,320,332	$-
Issuance of NGW replacement options on acquisition	$1,239,818	$-
Lease additions	$2,972,252	$867,559
Lease terminations	$371,381	$-
Fixed Asset Amounts in Accounts Payable	$-	$363,077
Warrant liability reclassified to APIC on settlement	$-	$6,347,946
Reclassification of long term lease liabilities to current	$55,588	$216,180

17. Related Party Transactions and Balances

Related party transactions are summarized as follows:

a) Building Lease

The Company is the sub-lessee of approximately 2,000 square feet of office space and purchases certain printed marketing collateral and stationery items from a company owned by one of the Company’s Co-CEOs. Amounts paid for rent for each of the years ended December 31, 2022 and 2021 was $6,010 and $16,027, respectively. Amounts paid for printed marketing collateral and stationery items to the same company were $183,914 and $450,692 for the years ended December 31, 2022 and 2021 respectively.

The Company leased a cultivation facility from an entity owned by the Company’s co-CEOs.  Rent paid for this facility for the years ended December 31, 2022 and 2021 was $nil, and $301,894, respectively.  On April 30, 2021, the Company’s Co-CEOs sold this building to an arm’s length third party who assumed the lease.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

(b) Other

A company owned by one of the Company’s executives pays the Company for storage space.  Amounts paid to the Company for storage space were $5,968 and $171,895 for the years ended December 31, 2022 and 2021, respectively, and is recorded in Other Income.

For the years ended December 31, 2022 and 2021, no amounts were due to or from related parties.

18. Commitments and contingencies

(a) Construction Commitments

The Company had no outstanding construction commitments as of December 31, 2022.

(b)    Contingencies

The Company's operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at December 31, 2022, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At December 31, 2022 and 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(d) Operating Licenses

Although the possession, cultivation, and distribution of marijuana for medical and adult use is permitted in Nevada, California, Florida and Illinois, marijuana is a Schedule-I controlled substance and its use remains a violation of federal law. Since federal law criminalizing the use of marijuana pre-empts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in the Company’s inability to proceed with our business plans. In addition, the Company’s assets, including real property, cash, equipment, and other goods, could be subject to asset forfeiture because marijuana is still federally illegal.

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

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates.  The Company currently does not carry variable interest-bearing debt.  It is management’s opinion that the Company is not exposed to significant interest rate risk.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

Price risk

Price risk is the risk that the trading price of the Company's shares will fluctuate and result in an increase or decrease in the fair value of the warrant liability. The Company is not exposed to significant price risk.

Liquidity risk

The Company’s approach to managing risk is to ensure that it will have sufficient liquidity to meet liabilities when due.  As of December 31, 2022, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases and taxes.  The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis.  Historically, the Company’s main source of funding has been the public issuance of common shares.  The Company’s access to financing is always uncertain.  There can be no assurance of continued access to significant equity financing.

Concentration risk

The Company operates primarily in Southern Nevada and Southern California. Should economic conditions deteriorate within that region, its results of operations and financial position would be negatively impacted.

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

Currency rate risk

As at December 31, 2022, a portion of the Company’s financial assets and liabilities held in Canadian dollars consist of cash of $1,172,859 (2021 - $165,943). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

The Company’s exposure to a 10% change in the foreign exchange conversion rate at December 31, 2022 equals $117,286.

20. Subsequent events

On February 3, 2023, the Company purchased land and a building in Waukegan, IL for $2,183,000 for its planned Illinois dispensary.

On February 7, 2023, the Company purchased the remaining 51% ownership interest in Planet 13 Illinois from a third party for $866,250 cash and the issuance of 1,063,377 common shares of the Company pursuant to an option purchase agreement that was entered into between Frank Cowan, and individual, and the Company on August 4, 2022.