Form 10-Q
period 2023-03-31
Planet 13 Holdings Inc.
filed 2023-05-15
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 221,533,438 Common Shares outstanding.

Planet 13 Holdings Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2023

USE OF NAMES AND CURRENCY

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” or “Planet 13” refer to Planet 13 Holdings Inc. together with its wholly-owned subsidiaries.

Unless otherwise indicated, all references to “$,” “US$” or “USD” in this Quarterly Report on Form 10-Q refer to United States dollars, and all references to “C$,” "CAD$," or “CAD” refer to Canadian dollars.

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

Readers are cautioned that forward-looking information and statements are not based on historical facts but instead are based on reasonable assumptions and estimates of our management at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements. Such factors include, among others our actual financial position and results of operations differing from management’s expectations; our business model; a lack of business diversification; increasing competition in the industry; public opinion and perception of the cannabis industry; expected significant costs and obligations; current reliance on limited jurisdictions; development of our business; access to capital; risks relating to the management of growth; risks inherent in an agricultural business; risks relating to energy costs; risks related to research and market development; risks related to breaches of security at our facilities; reliance on suppliers; risks relating to the concentrated voting control of the Company; risks related to our being a holding company; risks related to service providers withdrawing or suspending services under threat of prosecution; risks related to proprietary intellectual property and potential infringement by third parties; risks of litigation relating to intellectual property; negative clinical trial results; insurance related risks; risk of litigation generally; risks associated with cannabis products manufactured for human consumption, including potential product recalls; risks relating to being unable to attract and retain key personnel; risks relating to obtaining and retaining relevant licenses; risks relating to integration of acquired businesses; risks related to quantifying our target market; risks related to industry growth and consolidation; fraudulent activity by employees, contractors and consultants; cyber-security risks; conflicts of interest; risks related to reputational damage in certain circumstances; leased premises risks; U.S. regulatory landscape and enforcement related to cannabis, including political risks; heightened scrutiny by Canadian regulatory authorities; risks related to capital raising due to heightened regulatory scrutiny; risks related to tax liabilities; risks related to U.S. state and local law and regulations; risks related to access to banks and credit card payment processors; risks related to potential violation of laws by banks and other financial institutions; ability and constraints on marketing products; risks related to lack of U.S. federal trademark and patent protection; risks related to the enforceability of contracts; the limited market for our securities; difficulty for U.S. holders of Common Shares to resell over the Canadian Securities Exchange; price volatility of Common Shares; uncertainty regarding legal and regulatory status and changes; risks related to legislation and cannabis regulation in the states in which we operate or contemplate future operations; future sales by shareholders; no guarantee regarding use of available funds; currency fluctuations; risks related to entry into the U.S; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$42,667,058	$52,356,914
Accounts Receivable	1,226,441	1,326,795
Inventory	14,300,148	13,004,839
Prepaid Expenses and Other Current Assets	3,026,238	3,810,394
Total Current Assets	61,219,885	70,498,942

Property and Equipment	71,885,650	71,466,051
Intangible Assets	71,100,663	69,288,007
Right of Use Assets - Operating	21,881,506	21,168,171
Long-term Deposits and Other Assets	862,545	862,545
Deferred Tax Asset	276,088	346,257

TOTAL ASSETS	$227,226,337	$233,629,973

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current:
Accounts Payable	$2,619,257	$3,112,820
Accrued Expenses	6,539,923	8,072,224
Income Taxes Payable	2,124,000	2,826,501
Notes Payable - Current Portion	884,000	884,000
Operating Lease Liabilities	511,479	479,161
Total Current Liabilities	12,678,659	15,374,706

Long-Term Liabilities:
Operating Lease Liabilities	26,782,624	25,833,071
Warranty Liability	-	18,127
Other Long-term Liabilities	28,000	28,000
Deferred Tax Liability	1,485,034	1,487,204
Total Liabilities	40,974,317	42,741,108

Commitments and Contingencies (refer to Note 16)

SHAREHOLDERS' EQUITY
Common Shares, no par value, unlimited Common Shares authorized, 221,533,438 issued and outstanding at March 31, 2023 and 220,470,061 at December 31, 2022	-	-
Additional Paid-In Capital	313,690,756	312,023,359
Deficit	(127,438,736)	(121,134,494)
Total Shareholders' Equity	186,252,020	190,888,865

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$227,226,337	$233,629,973

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars)

	Three Months Ended
	March 31,	March 31,
	2023	2022

Revenues, net of discounts	$24,915,396	$25,694,395
Cost of Goods Sold	(14,032,585)	(12,793,391)
Gross Profit	10,882,811	12,901,004

Expenses:
General and Administrative	10,955,007	13,486,690
Sales and Marketing	1,335,740	603,242
Lease Expense	784,636	481,247
Depreciation	2,235,464	2,040,052
Total Expenses	15,310,847	16,611,231

Loss From Operations	(4,428,036)	(3,710,227)

Other Income (Expense):
Interest income, net	292,258	27,353
Foreign exchange gain (loss)	1,887	(95,709)
Change in fair value of warrant liability	18,127	4,159,809
Other Income, net	144,609	314,465
Total Other Income	456,881	4,405,918

Loss Before Provision for Income Taxes	(3,971,155)	695,691

Provision For Income Taxes
Current Tax Expense	(2,265,088)	(2,768,115)
Deferred Tax Recovery	(67,999)	11,353
	(2,333,087)	(2,756,762)

Net Loss and Comprehensive Loss	$(6,304,242)	$(2,061,071)

Loss per Share
Basic and diluted loss per share	$(0.03)	$(0.01)

Weighted Average Number of Common Shares
Basic and diluted	221,084,457	205,570,940

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Common Shares	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2021	198,687,950	295,838	$245,861,704	$(72,154,194)	$173,707,510

Share based Compensation - RSUs	-	-	2,055,494	-	2,055,494
Shares Issued on Acquisition	21,361,002	-	57,854,830	-	57,854,830
Replacement Options Issued on Acquisition	-	-	1,239,818	-	1,239,818
Net Loss for the Period	-	-	-	(2,061,071)	(2,061,071)

Balance, March 31, 2022	220,048,952	295,838	$307,011,846	$(74,215,265)	$232,796,581

Balance, December 31, 2022	220,470,061	295,838	$312,023,359	$(121,134,494)	$190,888,865

Share based Compensation - RSUs	-	-	720,991	-	720,991
Shares Issued on Exercise of Purchase Option	1,063,377	-	946,406	-	946,406
Net Loss for the Period	-	-	-	(6,304,242)	(6,304,242)

Balance, March 31, 2023	221,533,438	295,838	$313,690,756	$(127,438,736)	$186,252,020

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In United States Dollars)

	Three Months Ended
	March 31,	March 31,
	2023	2022
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(6,304,242)	$(2,061,071)
Adjustments for items not involving cash:
Shared based compensation expense	720,991	2,055,494
Non-cash lease expense	1,279,369	950,585
Depreciation	3,259,999	2,642,531
Change in fair value of warrant liability	(18,127)	(4,264,763)
Loss on translation of warrant liability	-	104,954
Deferred tax recovery	(2,170)	-
Proceeds from lease incentive	-	1,000,000
Lease incentive amortization	(26,115)	-
Unrealized gain on foreign currency exchange	-	(145,267)
	(1,090,295)	282,463

Net Changes in Non-cash Working Capital Items	(3,097,683)	3,563,710
Repayment of lease liabilities	(982,255)	(885,433)
Total Operating	(5,170,233)	2,960,740

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,653,373)	(4,026,607)
Purchase of 51% interest in Planet 13 Illinois	(866,250)	-
Net cash acquired through NGW acquisition	-	1,478,698
Total Investing	(4,519,623)	(2,547,909)

Effect of foreign exchange on cash	-	142,968

NET CHANGE IN CASH DURING THE PERIOD	(9,689,856)	555,799

CASH
Beginning of Period	52,356,914	61,588,843

End of Period	$42,667,058	$62,144,642

Supplemental cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

1. Nature of Operations

Planet 13 Holdings Inc. (“Planet 13” or the “Company”) was incorporated under the Canada Business Corporations Act on April 26, 2002 and continued under the British Columbia Business Corporations Act on September 24, 2019.

The Company is a vertically integrated cultivator and provider of cannabis and cannabis-infused products that is licensed under the laws of the States of Nevada, California, Florida, and Illinois. We are licensed in these jurisdictions as follows: six Nevada cultivation licenses (three medical and three adult-use), six Nevada production licenses (three medical and three adult-use), three Nevada dispensary licenses (one medical and two adult-use), one Nevada distribution license, one California adult-use dispensary license, two California distribution licenses, one California adult-use cultivation license, one California adult-use manufacturer license, one Florida Medical Marijuana Treatment Center license (unlimited medical dispensaries, cultivation and processing) and one Illinois conditional adult-use dispensary license.

Planet 13 is a public company with common shares listed on the Canadian Securities Exchange (“CSE”) under the symbol PLTH and quoted on the OTCQX exchange under the symbol “PLNHF”.

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

2. Basis of Presentation

These unaudited condensed consolidated interim financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for all periods presented. Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with GAAP have been omitted or condensed. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended  December 31, 2022 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for the fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

These unaudited condensed consolidated interim financial statements were authorized for issuance by the Board of Directors of the Company on May 15, 2023.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

i)	Basis of consolidation

These accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and all subsidiaries. Subsidiaries are entities in which the Company has a controlling voting interest or is the primary beneficiary of a variable interest entity. Subsidiaries are fully consolidated from the date control is transferred to the Company and are deconsolidated from the date control ceases. All intercompany accounts and transactions have been eliminated upon consolidation. The unaudited condensed consolidated interim financial statements include all the assets, liabilities, revenues, expenses and cash flows of the Company and its subsidiaries after eliminating intercompany balances and transactions.

These unaudited condensed consolidated interim financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at March 31, 2023	Jurisdiction of Incorporation	Ownership Interest 2023	Ownership Interest 2022	Nature of Business

MM Development Company, Inc. ("MMDC")	Nevada, USA	100%	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Management/holding company
LBC CBD LLC ("LBC")	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	100%	Holding company
Next Green Wave, LLC	California, USA	100%	100%	California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	100%	49%	Illinois license holding company
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company for By The Slice LLC
By The Slice, LLC	Nevada, USA	100%	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Florida, Inc.	Florida, USA	100%	100%	Florida license holding company
Club One Three, LLC	Nevada, USA	100%	100%	Inactive

ii)	Functional currency

These unaudited condensed consolidated interim financial statements are presented in U.S. Dollars (“USD”), which is the Company's and its subsidiaries functional currency.

Foreign currency transactions are remeasured to the respective financial currencies of the Company's entities at the exchange rates in effect on the date of the transactions.  Monetary assets and liabilities denominated in foreign currencies are measured to functional currency at the foreign exchange rate applicable at the statement of balance sheets date.  Non-monetary items are carried at historical rates.  Non-monetary items carried at face value denominated in foreign currencies are remeasured to the functional currency at the date when the fair value was determined.  Realized and unrealized foreign exchange gains and losses are recognized through profit or loss.

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

3. Inventory

Finished goods inventory consists of dried cannabis, concentrates, edibles, and other products that are complete and available for sale (both internally generated inventory and third-party products purchased in the wholesale market). Work in process inventory consists of cannabis after harvest, in the processing stage. Packaging and miscellaneous consist of consumables for use in the transformation of biological assets and other inventory used in the production of finished goods, non-cannabis merchandise and food and beverage items. The Company’s inventory is comprised of:

	March 31,	December 31,
	2023	2022

Raw materials	$5,408,665	$5,209,667
Packaging and miscellaneous	1,773,052	1,584,659
Work in progress	2,196,575	1,965,052
Finished goods	4,921,856	4,245,461
	$14,300,148	$13,004,839

Cost of Inventory is recognized as an expense when sold and included in the cost of goods sold. During the three months ended March 31, 2023, the Company recognized $14,032,585 (2022 - $12,793,391) of inventory expensed to cost of goods sold.

4. Prepaid Expenses and Other Current Assets

	March 31,	December 31,
	2023	2022

Security deposits	$1,018,356	$1,399,424
Prepaid rent	372,204	348,433
Insurance	528,005	678,402
License fees	701,522	776,717
Miscellaneous	406,151	607,418
	$3,026,238	$3,810,394

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

5. Property and Equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2022	$6,374,511	$13,963,025	$12,799,645	$63,555,792	$3,528,703	$100,221,676
Additions	210,830	1,939,170	460,094	712,992	356,512	3,679,598
At March 31, 2023	$6,585,341	$15,902,195	$13,259,739	$64,268,784	$3,885,215	$103,901,274

Depreciation

At December 31, 2022	$231,522	$540,648	$6,333,865	$21,649,590	$-	$28,755,625
Additions	13,056	87,269	657,155	2,502,519	-	3,259,999
At March 31, 2023	$244,578	$627,917	$6,991,020	$24,152,109	$-	$32,015,624

Carrying amount

At December 31, 2022	$6,142,989	$13,422,377	$6,465,780	$41,906,202	$3,528,703	$71,466,051
At March 31, 2023	$6,340,763	$15,274,278	$6,268,719	$40,116,675	$3,885,215	$71,885,650

As at March 31, 2023, costs related to the construction of facilities were capitalized as construction in progress and not depreciated. Once construction is completed, the construction in progress balance is moved to the appropriate fixed asset account and depreciation commences. The contractual construction commitment as of March 31, 2023 was $4,739,612.

For the three months ended March 31, 2023, depreciation expense was $3,259,999 (2022 - $2,642,531) of which $1,024,535 (2022 - $602,479) was included in cost of goods sold.

During the three months ended March 31, 2023, no amounts were transferred from Construction in Progress to the other fixed accounts.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

6. Intangible Assets

	Retail Dispensary Santa Ana	Retail Dispensary Clark County	Cultivation and Production Clark County	Master License Florida	Cultivation Coalinga CA	Retail Dispensary Waukegan IL	Other	Total
Gross
carrying amount

Balance, December 31, 2022	$6,151,343	$690,000	$709,798	$55,846,866	$6,232,222	$-	$30,000	$69,660,229
Additions	-	-	-	-	-	1,812,656	-	1,812,656
Balance at March 31, 2023	$6,151,343	$690,000	$709,798	$55,846,866	$6,232,222	$1,812,656	$30,000	$71,472,885

Amortization

Balance, December 31, 2022	$-	$-	$-	$-	$372,222	$-	$-	$372,222
Additions	-	-	-	-	-		-	-
Balance at March 31, 2023	$-	$-	$-	$-	$372,222	$-	$-	$372,222

Carrying amount

Balance at December 31, 2022	$6,151,343	$690,000	$709,798	$55,846,866	$5,860,000	$-	$30,000	$69,288,007
Balance at March 31, 2023	$6,151,343	$690,000	$709,798	$55,846,866	$5,860,000	$1,812,656	$30,000	$71,100,663

NGW Acquisition

On March 2, 2022, the Company acquired 100% ownership interest of Next Green Wave Holdings, Inc. (“NGW”) and accounted for the transaction as a business combination acquisition pursuant to ASC 805.

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

In connection with the NGW transaction, the Company expensed $1,238,379 of acquisition-related costs, which have been included in general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss for the period ended March 31, 2022.

The following table reflects the revenue, gross profit and comprehensive loss that would have been reported if the acquisition had occurred at the beginning of the period indicated:

	Three Months Ended March 31, 2022
	As Reported	NGW	Pro Forma

Revenue, net of discounts	$25,694,395	$870,651	$26,565,046
Gross Profit	12,901,004	(131,700)	12,769,304
Comprehensive loss for the period	(2,061,071)	(868,125)	(2,929,196)

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

The following table outlines the key assumptions used in calculating the recoverable amount for each CGU and operating segment tested for impairment as at December 31, 2022:

Goodwill impairment testing
Significant estimates used by management	NGW
Years of cash flows before terminal value	6
Discount rate	19.25%
Terminal value multiple / rate	5.8x

Based on the results of the goodwill impairment test, the carrying value of the NGW reporting unit exceeded the fair value and the Company recognized a pre-tax impairment loss of $25,802,688 during the year ended December 31, 2022, relating to the NGW reporting unit.

Acquisition of 51% Interest in Planet 13 Illinois

On February 7, 2023, the Company purchased the remaining 51% ownership interest in Planet 13 Illinois from a third party pursuant to an option purchase agreement that was entered into between such third party and the Company on August 4, 2022.  The aggregate purchase price for the interest was $1,812,656 and consisted of $866,250 in cash consideration $946,406 in share consideration. The share consideration was comprised of 1,063,377 common shares of the Company at a fair value of C$1.18 (USD $0.89) per common share, which were issued on February 7, 2023.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table provides the components of lease costs recognized in the unaudited interim condensed consolidated statement of operations and comprehensive loss for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,	March 31,
	2023	2022

Operating lease costs	$1,244,641	$971,243
Short term lease expense	4,596	1,467
Total lease costs	$1,249,237	$972,710

Other information related to operating and finance leases as of and for the three months ended March 31, 2023 and 2022 are as follows:

	March 31, 2023		March 31, 2022
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease

Weighted average discount rate	15.00%	15.00%	15.00%	15.00%
Weighted average remaining lease term	-	13.02	-	14.43

The maturity of the contractual undiscounted lease liabilities as of March 31, 2023 and  December 31, 2022 are:

	2023	2022
	Operating	Operating
	Lease	Lease

One year	$4,229,975	$4,052,167
Two years	4,388,087	4,214,502
Three years	4,448,176	4,302,534
Four years	4,451,577	4,303,434
Five years	4,583,017	4,389,610
Thereafter	59,863,525	58,274,870

Total undiscounted lease liabilities	81,964,357	79,537,117
Interest on lease liabilities	(54,670,254)	(53,224,885)
Total present value of minimum lease payments	27,294,103	26,312,232
Lease liability - current portion	(511,479)	(479,161)
Lease liability	$26,782,624	$25,833,071

Principally all leases relate to real estate.

For the three months ended March 31, 2023, the Company incurred $1,244,641 of operating lease costs (2022 - $971,243), of which $460,005 (2022 - $489,996) was allocated to cost of goods sold.

On December 22, 2022, the Company entered into a sale-leaseback transaction with an unrelated third-party related to certain real property acquired in connection with the NGW acquisition. The Company received cash proceeds of $1,049,633 and recorded a gain on sale-leaseback of $509,392. The following are the key terms of the related lease agreement:

●	Initial term: 15 years
●	Renewal options: 3 additional terms of five years each
●	Monthly payment: $7,847
●	Other: Triple net

See Note 14 for additional supplemental cash flow information related to leases.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

8. Notes Payable

	March 31,	December 31,
	2023	2022

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	884,000	884,000

	$884,000	$884,000
Less current portion	(884,000)	(884,000)
	$-	$-

Stated maturities of debt obligations are as follow:

Next 12 months Promissory Note		$884,000

9. Share Capital

The Company is authorized to issue an unlimited number of common shares and an unlimited number of Class A shares.

		Number of Common Shares

		March 31,	March 31,
		2023	2022
Common Shares
Balance at January 1		220,470,061	198,687,950
Shares issued on settlement of RSUs	i.	-	81,084
Shares issued on exercise of options	ii.	-	97,325
Shares issued on exercise of warrants	iii.	-	242,700
Shares issued on acquisition (Note 6)	iv.	-	21,361,002
Shares issued on exercise of purchase option (Note 6)	v.	1,063,377	-

Total common shares outstanding		221,533,438	220,470,061

i. Shares issued for Restricted Share Units

During the three months ended March 31, 2023, no RSUs were awarded, vested, settled, or cancelled.

During the year ended December 31, 2022, the Company issued 81,084 common shares on the settlement of RSUs that had vested during the period. The Company did not receive any cash proceeds on the settlement.

ii. Shares issued for Stock Options

During the three months ended March 31, 2023, no options were awarded, vested, settled or cancelled.

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

During the three months ended March 31, 2023, 5,206,463 warrants expired unexercised.

During the year ended December 31, 2022, the Company issued 242,700 common shares to warrant holders who exercised 242,700 warrants resulting in cash proceeds of $1,044,258 (CAD$1,407,660).

10. Warrants

The following table summarizes the fair value of the warrant liability at March 31, 2023 and  December 31, 2022.

	March 31,	December 31,
	2023	2022

Balance - beginning of period	$18,127	$7,206,049
Expirations	(18,127)	-
Foreign exchange	-	(10,117)
Change in fair value	-	(7,177,805)
Balance - end of period	$-	$18,127

The warrant liability is adjusted to fair value on the date the warrants are exercised and at the end of each reporting period. The amount that is reclassified to equity on the date of exercise is the fair value at that date.

The following table summarizes the number of warrants outstanding at March 31, 2023 and  December 31, 2022.

	March 31, 2023	Weighted Average Exercise Price - CAD	December 31, 2022	Weighted Average Exercise Price - CAD

Balance - beginning of period	5,206,463	$8.88	8,861,951	$7.46
Exercised	-	$-	(242,700)	$5.80
Expired	(5,206,463)	$8.88	(3,412,788)	$5.41
Balance - end of period	-	$-	5,206,463	$8.88

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and  December 31, 2022:

	Quoted prices in active markets for identical asset (Level 1)	Significant unobservable inputs (Level 3)	Total
March 31, 2023
Warrant liability	$-	$-	$-

December 31, 2022
Warrant liability	$(18,127)	$-	$(18,127)

11. Share Based Compensation

(a) Stock Options

The Company has established the 2018 Stock Option Plan (the “Option Plan”) for employees, management, directors, and consultants of the Company, as designated and administered by a committee of the Company’s Board of Directors. Under the Option Plan, the Company may grant options for up to 10% of the issued and outstanding common shares of the Company. The maximum term of an option is five years, and the related vesting period runs from immediate to the life of the grant.

During the three months ended March 31, 2023 and the year ended December 31, 2022

No incentive stock options were granted during the three months ended March 31, 2023 or the year ended December 31, 2022. During the year ended December 31, 2022, the Company issued 1,106,925 options in connection with the NGW transaction (see Note 6).  The replacement options were fully vested upon issuance.

The following table summarizes information about stock options outstanding at March 31, 2023:

	Exercise price	March 31, 2023	March 31, 2023	December 31, 2022	December 31, 2022
Expiry Date	CAD$	Outstanding	Exercisable	Outstanding	Exercisable

November 21, 2024	$1.31	185,203	185,203	185,203	185,203
February 27, 2025	$1.31	51,525	51,525	51,525	51,525
December 15, 2025	$3.06	269,075	269,075	269,075	269,075
September 30, 2026	$4.37	120,222	120,222	120,222	120,222
July 6, 2025	$1.31	97,325	97,325	97,325	97,325
June 11, 2023	$0.80	61,668	61,668	61,668	61,668
June 30, 2024	$2.60	7,500	7,500	7,500	7,500
		792,518	792,518	792,518	792,518

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the continuity of stock options for the period presented:

	March 31, 2023	Weighted Average Exercise Price - CAD	December 31, 2022	Weighted Average Exercise Price - CAD

Balance - beginning of period	792,518	$2.34	169,168	$2.01
Issued	-	-	1,106,925	2.58
Exercised	-	-	(97,325)	1.31
Expired	-	-	(386,250)	3.11
Balance - end of period	792,518	$2.34	792,518	$2.34

Share based compensation expense attributable to employee options was $0 for the three months ended March 31, 2023 and 2022, respectively. The fair value of the replacement options issued during the year ended  December 31, 2022 of $1,239,818 was recognized as part of the consideration paid related to the business combination of NGW (Note 6).

The total intrinsic value of stock options exercised, outstanding and exercisable as of March 31, 2023, and December 31, 2022 was $0.

(b) Restricted Share Units

The Company has established the 2018 Share Unit Plan (the “RSU Plan”) for employees, management, directors, and consultants of the Company, as designated and administered by a committee of the Company’s Board of Directors. Under the RSU Plan, the Company may grant RSUs and/or options for up to 10% of the issued and outstanding common shares of the Company.

The following table summarizes the RSUs that are outstanding as at March 31, 2023 and  December 31, 2022:

	March 31,	December 31,
	2023	2022

Balance - beginning of period	2,464,928	2,591,929
Exercised	-	(81,084)
Forfeited	-	(45,917)
Balance - end of period	2,464,928	2,464,928

The Company recognized $720,991 in share-based compensation expense attributable to the RSU vesting schedule for the three months ended March 31, 2023, ($2,055,494 for the three months ended March 31, 2022).

During the three months ended March 31, 2023

No RSUs were granted, exercised or vested.

During the year ended  December 31, 2022

No RSUs were granted during the year ended December 31, 2022.

The Company issued 81,084 common shares on the exercise of 81,084 RSUs during the year ended December 31, 2022.

During the year ended December 31, 2022, 45,917 RSUs were forfeited.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

12. Loss Per Share

	Three Months Ended
	March 31,	March 31,
	2023	2022

Loss available to common shareholders	$(6,304,242)	$(2,061,071)

Weighted average number of shares outstanding, basic and diluted	221,084,457	205,570,940

Basic and diluted loss per share	$(0.03)	$(0.01)

Approximately 3,257,446 and 12,729,973 potentially dilutive securities for the three months ended March 31, 2023 and 2022, respectively, were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to the net losses for such periods.

13. General and Administrative

	Three Months Ended
	March 31,	March 31,
	2023	2022

Salaries and wages	$3,670,072	$4,784,344
Share based compensation	720,991	2,055,494
Executive compensation	731,177	673,614
Licenses and permits	641,602	843,029
Payroll taxes and benefits	872,173	1,170,454
Supplies and office expenses	319,086	247,933
Subcontractors	506,787	732,984
Professional fees (legal, audit and other)	2,211,799	2,339,674
Miscellaneous general and administrative expenses	1,281,320	639,164
	$10,955,007	$13,486,690

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

14. Supplemental Cash Flow Information

	Three Months Ended
	March 31,	March 31,
Change in Working Capital	2023	2022

Accounts Receivable	100,354	469,564
Inventory	(1,295,309)	1,341,349
Prepaid Expenses and Other Assets	784,157	242,118
Long-term Deposits and Other Assets	-	12,911
Deferred Tax Assets	70,169	(11,353)
Accounts Payable	(519,789)	506,527
Accrued Expenses	(1,534,764)	(1,765,521)
Income Taxes Payable	(702,501)	2,768,115
	$(3,097,683)	$3,563,710

Cash Paid

Interest	$3,720,587	$-
Income Taxes	$2,965,000	$-

Non-cash Financing and Investing Activities

Shares Issued on Exercise of Purchase Option	$964,406	$-
Initial Recognition of Fair Value of Net Assets Acquired in NGW Acquisition in Exchange for Shares, excluding Cash	$-	$22,109,890
Lease additions	$954,496	$56,130
Fixed Asset Amounts in Accounts Payable	$26,225	$39,825
Reclassification of long term lease liabilities to current	$32,318	$30,570

15. Related Party Transactions and Balances

Related party transactions are summarized as follows:

(a) Building Lease

Prior to March 15, 2022, the Company was the sub-lessee of approximately 2,000 square feet of office space and purchased certain printed marketing collateral and stationery items from a company owned by one of the Company’s Co-CEOs. This entity was sold to an unrelated third-party on March 15, 2022. Amounts paid for rent for the three months ended March 31, 2023 and 2022 to the related party equaled $nil and $6,010, respectively.  Amounts paid for printed marketing collateral and stationery items to the related party were $nil and $183,914 for the three months ended March 31, 2023 and 2022, respectively.

(b) Other

A company previously owned by one of the Company’s Co-CEOs until March 15, 2022 paid the Company for storage space. Amounts paid to the Company from the related party for storage space were $nil and $5,968 for the three months ended March 31, 2023 and 2022, respectively, and is recorded in Other Income for such period.

For the three-month period ended  March 31, 2023, no amounts were due to related parties ( December 31, 2022 - $nil).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

16. Commitments and Contingencies

(a) Construction Commitments

The Company had $4,739,612 of outstanding construction commitments as of March 31, 2023.

(b) Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at March 31, 2023, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At March 31, 2023, and December 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

(d) Operating Licenses

Although the possession, cultivation, and distribution of marijuana for medical and adult use is permitted in Nevada and California, and for medical use these activities are permitted in Florida, marijuana is a Schedule I controlled substance and its use remains a violation of federal law. Since federal law criminalizing the use of marijuana pre-empts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in the Company’s inability to proceed with our business plans. In addition, the Company’s assets, including real property, cash, equipment, and other goods, could be subject to asset forfeiture because marijuana is still federally illegal.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Liquidity risk

The Company’s approach to managing risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of March 31, 2023, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases and taxes. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been the public issuance of common shares. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

Concentration risk

The Company operates exclusively in Southern Nevada and Southern California. Should economic conditions deteriorate within that region, its results of operations and financial position would be negatively impacted.

Banking risk

Notwithstanding that a majority of states have legalized medical marijuana, there has been no change in US federal banking laws related to the deposit and holding of funds derived from activities related to the cannabis industry. Given that US federal law provides that the production and possession of cannabis is illegal, there is a strong argument that banks cannot accept or deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty accessing the US banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate the business of the Company and leave the Company’s cash holdings vulnerable.

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

Currency rate risk

As at March 31, 2023, a portion of the Company’s financial assets and liabilities held in Canadian dollars consist of cash of $752,614 ( December 31, 2022 - $1,172,859). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

The Company's exposure to a 10% change in the foreign exchange rate at  March 31, 2023 equals $117,286.

18. Disaggregated Revenue

The following table presents the Company’s disaggregated revenue by sales channel:

	Three Months Ended
	March 31,	March 31,
	2023	2022

Retail	$20,352,966	$23,559,391
Wholesale	4,562,430	2,135,004

Net revenues	$24,915,396	$25,694,395

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three months ended March 31, 2023. It is supplemental to, and should be read in conjunction with, our unaudited condensed interim consolidated financial statements for the three months ended March 31, 2023 and 2022, and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

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

Overview of the Company

We are a multi-state cannabis operator with licenses to operate in Nevada, California, and Florida, and a conditional dispensing license in Illinois. We are headquartered in Las Vegas, Nevada, at our superstore dispensary located adjacent to the Las Vegas Strip. A detailed description of our corporate history and our business can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 23, 2023.

As of March 31, 2023, we employed approximately 639 people and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensaries, while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California licensed cannabis cultivation, production and distribution activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing activities, (d) Planet 13 Florida, Inc. (“Planet 13 Florida”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) Planet 13 Illinois, LLC (“Planet 13 Illinois”) which holds a conditional Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

On April 6, 2023, Board Member Michael Harman passed away, and on May 10, 2023, the Board of Directors appointed Lee Fraser as an interim director and as the Audit Committee Chair.

Nevada

As of March 31, 2023, we held the following licensed operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the superstore in Las Vegas with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and one small indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, and (e) one cannabis distribution license.

At the Planet 13 Las Vegas Superstore, we also offer ancillary services to our customers, including a restaurant with a liquor license, a retail store, and our online cannabidiol (“CBD”) store which also sells products in our facility.

California

As of March 31, 2023, we held the following licensed operations in California: (a) an adult-use dispensary superstore co-located with a distribution license at our 33,000 square foot facility in Santa Ana which we built and opened on July 1, 2021 (the “Planet 13 OC Superstore”), (b) an adult-use medium indoor cultivation license co-located with a distribution license at our 35,000 square foot facility in Coalinga, and (c) an adult-use manufacturer Type 6 license at a 4,000 square foot facility in Coalinga.

Florida

As of March 31, 2023, we are continuing capital outlays to utilize our Florida MMTC license. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of March 31, 2023, there were 22 companies with MMTC licenses in Florida, two of which are not yet operational. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate.

On July 1, 2022, we, through our subsidiary Planet 13 Florida, closed on a $3,300,000 purchase of a 23-acre parcel of real property, inclusive of a 10,500 square foot building, near Ocala, Florida. The property was previously leased by Planet 13 Florida, and has received Florida OMMU approvals for cultivation, processing, and dispensing activities.

As part of our Florida expansion, as of the date of this report, we have entered into four leases for dispensing locations in Florida, which remain subject to completion of tenant improvements and regulatory inspection prior to sales to customers.

Illinois

On August 5, 2021, Planet 13 Illinois, in which we then held a minority interest, won a Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region from the Illinois Department of Financial and Professional Regulation. The conditional license was issued to Planet 13 Illinois on July 22, 2022. We previously owned 49% of Planet 13 Illinois with 51% owned by Frank Cowan, but on February 7, 2023, we exercised and closed on our option to purchase Mr. Cowan's 51% interest in Planet 13 Illinois for $866,250 in cash and 1,063,377 in common shares of the Company.

On February 3, 2023, the Company, through its wholly owned subsidiary Planet 13 Chicago, LLC, closed on the purchase of a $2,500,000 real property for a proposed dispensing location in Waukegan, Illinois, for an approximately 8,000 square foot building on 1.9 acres, previously occupied by a financial institution tenant.  On November 1, 2022, the Company provided notice of this site selection to the Illinois cannabis regulator. The town of Waukegan is suburb of the greater Chicago area and close to the Illinois-Wisconsin state border.  We have commenced construction of the dispensary and anticipate that it will be operational in mid to late 2023.

COVID-19 Pandemic Update for First Quarter 2023

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

On February 7, 2023, the Company purchased the remaining 51% ownership interest in Planet 13 Illinois from a third party pursuant to an option purchase agreement that was entered into between such third party and the Company on August 4, 2022.  The aggregate purchase price for the interest was $1,812,656 and consisted of $866,250 in cash consideration $946,406 in share consideration. The share consideration was comprised of 1,063,377 common shares of the Company at a fair value of C$1.18 (USD $0.89) per common share, which were issued on February 7, 2023.

Results of Operations

	Three Months Ended
	March 31,	March 31,	Percentage
Expressed in USD$	2023	2022	Change
Revenue
Net revenue	24,915,396	25,694,395	(3.0)%
Cost of Goods Sold	(14,032,585)	(12,793,391)	9.7%
Gross Profit	10,882,811	12,901,004	(15.6)%
Gross Profit Margin %	43.7%	50.2%

Expenses
General and Administrative	10,955,007	13,486,690	(18.8)%
Sales and Marketing	1,335,740	603,242	121.4%
Lease expense	784,636	481,247	63.0%
Depreciation and Amortization	2,235,464	2,040,052	9.6%
Total Expenses	15,310,847	16,611,231	(7.8)%

Income (Loss) From Operations	(4,428,036)	(3,710,227)	19.3%

Other Income (Expense):
Interest expense, net	292,258	27,353	968.5%
Foreign exchange gain (loss)	1,887	(95,709)	(102.0)%
Change in fair value of warrants	18,127	4,159,809	(99.6)%
Other income	144,609	314,465	(54.0)%
Total Other Income (Expense)	456,881	4,405,918	(89.6)%

Loss for the period before tax	(3,971,155)	695,691	(670.8)%
Provision for income tax (current and deferred)	2,333,087	2,756,762	(15.4)%
Loss for the period	(6,304,242)	(2,061,071)	205.9%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.03)	$(0.01)

Weighted Average Number of Shares Outstanding
Basic and diluted	221,084,457	205,570,940

We experienced a 3.0% decrease in net revenue during the three months ended March 31, 2023, when compared to the three months ended March 31, 2022. The decrease is attributable to a reduction in the number of customers at our Planet 13 Las Vegas Superstore location compared to the prior year periods, partially offset by an increase of revenue from the Planet 13 OC Superstore and the addition of wholesale revenue for a full quarter from the NGW cultivation operations in California, and an increase in net wholesale revenue in Nevada. Overall, net revenue decreased by ($778,999) or (3.0%) during the three months ended March 31, 2023, when compared to the three months ended March 31, 2022. We believe that a potential economic downturn and increase in inflation, including the increase in the price of gasoline and the increase in interest rates, combined to reduce the disposable income of our customers during the three months ended March 31, 2023 and also had an impact on the number of customers and tourists visiting the Planet 13 Las Vegas Superstore and our other retail locations during both the three months ended March 31, 2023 when compared to the prior year period.

Details of net revenue by product category are as follows:

	Three Months Ended
	March 31,	March 31,	Percentage
	2023	2022	Change
Flower	$7,502,396	$9,771,127	(23.2)%
Concentrates	6,975,107	7,501,540	(7.0)%
Edibles	4,657,293	5,028,813	(7.4)%
Topicals and Other Revenue	1,218,170	1,257,911	(3.2)%
Wholesale	4,562,430	2,135,004	113.7%
Net revenue	$24,915,396	$25,694,395	(3.0)%

Gross profit margin for the three months ended March 31, 2023 was 43.7% compared to 50.2% for the three months ended March 31, 2022. The decrease in gross profit margin for the three months ended March 31, 2023, was a result of increased sales incentives during the period coupled with the increase in wholesale revenue, both from our Nevada and California wholesale operations, that have an inherently lower gross margin than retail sales revenue.

The costs of internal cultivation have continued to trend down as we continue to improve our yields and cultivation efficiency across all of our cultivation facilities. In addition, margin enhancement through the creation of internally generated brands, such as TRENDI, Leaf & Vine, HaHa Gummies, Dreamland Chocolate, HaHa Beverages and Medizin, continued to have a positive impact on gross margins during the three months ended March 31, 2023, helping offset the lower margins received on the sale of wholesale product and sales to local customers in the State of Nevada. We anticipate that margins will trend upward if and when tourist customers return to Las Vegas and the Planet 13 Las Vegas Superstore in greater numbers and through our ability to produce our award-winning brands in California and introduce those brands into our Planet 13 OC Superstore.

Our premium cultivation facilities were operating near capacity during the three months ended March 31, 2023. The amount of cannabis grown during the period increased significantly when compared to the prior year period due to the full quarter of results from the addition of the 35,000 square feet of cultivation capacity that was added as part of the NGW acquisition on March 2, 2022, and the 22,000 square foot cultivation facility expansion in Nevada that was fully operational during the three months ended March 31, 2023. The wholesale flower market in California continues to stabilize and we have seen increases in both demand and the price received for premium indoor grown flower during the three months ended March 31, 2023.

Overall gross profit was $10,882,811 and $12,901,004 for the three months ended March 31, 2023, and 2022 respectively, a decrease of 15.6% or $2,018,193.

General and Administrative (“G&A”) expenses (which includes non-cash share-based compensation expenses,) decreased by 18.8% during the three months ended March 31, 2023, when compared to the three months ended March 31, 2022. The decrease in G&A expenses incurred during the three months ended March 31, 2023, was a result of focused cost cutting initiatives undertaken by the Company and a reduction in share-based compensation expense recorded during the period, partially offset by the addition of a full quarter of G&A expenses, from the NGW cultivation assets in California that were acquired on March 2, 2022, including executive compensation related to members of the NGW executive team that joined Planet 13 on the closing. Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 41.6% for the three months ended March 31, 2023, compared to 44.5% for the three months ended March 31, 2022.

A detailed breakdown of G&A expenses is as follows:

	Three Months Ended
	March 31,	March 31,	Percentage
	2023	2022	Change
Salaries and wages	$3,670,072	$4,784,344	(23.3)%
Executive compensation	731,177	673,614	8.5%
Licenses and permits	641,602	843,029	(23.9)%
Payroll taxes and benefits	872,173	1,170,454	(25.5)%
Supplies and office expenses	319,086	247,933	28.7%
Subcontractors	506,787	732,984	(30.9)%
Professional fees (legal, audit and other)	2,211,799	2,339,674	(5.5)%
Miscellaneous general and administrative expenses	1,281,320	639,164	100.5%
Share-based compensation expense	720,991	2,055,494	(64.9)%
	$10,955,007	$13,486,690	(18.8)%

Non-cash, share based compensation of $720,991 was recognized during the three months ended March 31, 2023, decreasing from $2,055,494 that was recognized during the three months ended March 31, 2022. The decrease is attributable to the vesting schedule for both Restricted Share Units (“RSUs”) and incentive stock options that were previously granted, particularly the net 3,954,213 RSUs that were granted on April 18, 2021, that vested 1/3 on December 1, 2021 and 1/3 on December 1, 2022, and that will vest 1/3 on December 1, 2023. These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs. See Note 12 to our audited consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2022, for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses increased by 121.4% or $732,498 during the three months ended March 31, 2023, when compared to the three months ended March 31, 2022. The increase was a result of us continuing to refine our marketing efforts to optimize marketing spend on initiatives that drive increased customer traffic to the Planet 13 Las Vegas Superstore, the Planet 13 OC Superstore, and the Medizin dispensary in Nevada.

Lease expense increased by 63.0% during the three months ended March 31, 2023, when compared to the three months ended March 31, 2022 due to increases in number of leases and contracted lease rates for the Company’s leased properties during the period.

Depreciation and amortization increased 9.6% during the three months ended March 31, 2023, when compared to the prior year period because of the recording of depreciation on the NGW cultivation facility for a full quarter when compared to the prior year period.

Interest income was $292,258 earned during the three months ended March 31, 2023, compared to interest income of $27,353 during the three months ended March 31, 2022. Interest income is net of interest expense related to accrued interest on our long-term debt that is due and payable on demand. The balance of long-term debt as of March 31, 2023, was $884,000 compared to $884,000 as of December 31, 2021.  Interest is being accrued on this note at a rate of 5% per annum.

We conduct our operations in both United States dollars and Canadian dollars, holding financial assets and incurring expenses in both currencies. On December 31, 2022, the value of the USD was USD$1.00=CAD$1.3544 compared to the value of the USD of USD$1.00=CAD$1.3533 at March 31, 2023 and averaged USD$1.00=CAD$1.3526 during the three months ended March 31, 2023, resulting in our realizing a foreign exchange gain of $1,887 during the three months ended March 31, 2023 compared to a foreign exchange loss of $95,709 during the three months ended March 31, 2022. It is our policy not to hedge our CAD exposure.

Warrants are accounted for in accordance with the applicable authoritative accounting guidance in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), as derivative liabilities based on the specific terms of the warrant agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss. During the three months ended March 31, 2023, the change in fair value of the warrants resulted in a gain of $18,127 compared to a gain of $4,159,809 for the three months ended March 31, 2022.

Other income (expense), consisting of Automated Teller Machine (“ATM”) fees, interest and other miscellaneous income/expense was income of $144,609 for the three months ended March 31, 2023, compared to other income of $314,465 for the three months ended March 31, 2022.

The income tax expense for the three months ended March 23, 2023, was $2,333,087 compared to $2,756,762 for the prior year period. The tax expense decreased due to the decrease in taxable profitability during the three months ended March 31, 2023, when compared to the three months ended March 31, 2022. We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent of our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the three months ended March 31, 2023, was $6,304,242 (($0.03) per share) compared to an overall net loss of $2,061,071 (($0.01) per share) for the three months ended March 31, 2022.

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

Liquidity and Capital Resources

As of March 31, 2023, our financial instruments consist of cash, deposits, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of March 31, 2023, we had working capital of $48,541,225 compared to working capital of $55,124,235 as of December 31, 2022. The Company believes that it has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, the planned build-out of its operations in Florida, the further expansion of operations in Nevada and California, and the continuing build-out of its Illinois retail location.

The following table relates to the three months ended March 31, 2023, and 2022:

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash flows provided by operating activities	(5,170,233)	2,960,740
Cash flows used in investing activities	(4,519,623)	(2,547,909)
Cash flows provided by financing activities	-	-

Cash Flows from Operating Activities

Net cash used in operating activities was ($5,170,233) for the three months ended March 31, 2023, compared to cash provided by operating activities of $2,960,740 for the three months ended March 31, 2022. A significant portion of the increase in cash used in operating activities is directly attributable to professional fees and other consulting services used during the three months ended March 31, 2023, when compared to the three months ended March 31, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $4,519,623 for the three months ended March 31, 2023, compared to net cash used in investing activities of $2,547,909  for the three months ended March 31, 2022. Excluding cash acquired through the acquisition of NGW during the three months ended March 31, 2022, the change in cash used in investing activities for the three months ended March 31, 2023 increased by $493,016 and was related to additional capital improvements carried out at our cultivation facilities in Nevada.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0 during the three months ended March 31, 2023, compared to net cash provided by financing activities of $0 for the three months ended March 31, 2022.

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

Should financing not be available, the Company has adequate liquidity in the form of cash on hand to fund all of its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, including the planned build-out of its operations in Florida and the continuing build-out of its Illinois retail location.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2023, or as of December 31, 2022, or as of the date hereof.

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

There have been no material changes to our critical accounting estimates as set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

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

Item 1A. Risk Factors.

In addition to the risk factor set forth below and other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, financial results, or future performance. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Implications of being a smaller reporting company

As of the last business day of our second fiscal quarter, we determined that we requalify as a smaller reporting company for the fiscal year ending December 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made no unregistered sales of equity securities during the quarter covered by this report that have not previously been disclosed on Form 8-K.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith

31.1

Certification of Principal Executive Officer (Robert Groesbeck) pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

✓
31.2

Certification of Principal Executive Officer (Larry Scheffler) pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

✓
31.3	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				✓
32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				✓
101. INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded with Inline XBRL document)				✓

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2023	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer

	By:	/s/ Dennis Logan
Dennis Logan
Chief Financial Officer