Form 10-Q
period 2023-06-30
Planet 13 Holdings Inc.
filed 2023-08-09
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, there were 222,247,854 Common Shares outstanding.

Planet 13 Holdings Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2023

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking information” and “forward-looking statements” within the meaning of applicable Canadian securities laws and United States securities laws. All information, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that addresses activities, events or developments that we expect or anticipate will or may occur in the future is forward-looking information. Forward-looking information is often identified by the words “may,” “would,” “could,” “should,” “will,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “expect” or similar expressions and includes, among others, information regarding: our strategic plans and expansion and expectations regarding the growth of the California cannabis market; statements relating to the business and future activities of, and developments related to, us after the date of this Quarterly Report on Form 10-Q, including such things as future business strategy, competitive strengths, goals, expansion and growth of our business, operations and plans, new revenue streams, the completion by us of contemplated acquisitions of additional real estate, cultivation and licensing assets, the roll out of new dispensaries, the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for, the expansion of existing cultivation and production facilities, the completion of cultivation and production facilities that are under construction, the construction of additional cultivation and production facilities, the expansion into additional U.S. markets, any potential future legalization of adult-use and/or medical cannabis under U.S. federal law; expectations of market size and growth in the United States and the states in which we operate or contemplate future operations; expectations for other economic, business, regulatory and/or competitive factors related to us or the cannabis industry generally; the timing and completion of a plan of arrangement for the Company to domesticate from British Columbia to the State of Nevada; and other events or conditions that may occur in the future.

Readers are cautioned that forward-looking information and statements are not based on historical facts but instead are based on reasonable assumptions and estimates of our management at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements. Such factors include, among others, our actual financial position and results of operations differing from management’s expectations; our business model; a lack of business diversification; increasing competition in the industry; public opinion and perception of the cannabis industry; expected significant costs and obligations; current reliance on limited jurisdictions; development of our business; access to capital; risks relating to the management of growth; risks inherent in an agricultural business; risks relating to energy costs; risks related to research and market development; risks related to breaches of security at our facilities; reliance on suppliers; risks relating to the concentrated voting control of the Company; risks related to our being a holding company; risks related to service providers withdrawing or suspending services under threat of prosecution; risks related to proprietary intellectual property and potential infringement by third parties; risks of litigation relating to intellectual property; negative clinical trial results; insurance related risks; risk of litigation generally; risks associated with cannabis products manufactured for human consumption, including potential product recalls; risks relating to being unable to attract and retain key personnel; risks relating to obtaining and retaining relevant licenses; risks relating to integration of acquired businesses; risks related to quantifying our target market; risks related to industry growth and consolidation; fraudulent activity by employees, contractors and consultants; cyber-security risks; conflicts of interest; risks related to reputational damage in certain circumstances; leased premises risks; U.S. regulatory landscape and enforcement related to cannabis, including political risks; heightened scrutiny by Canadian regulatory authorities; risks related to capital raising due to heightened regulatory scrutiny; risks related to tax liabilities; risks related to U.S. state and local law and regulations; risks related to access to banks and credit card payment processors; risks related to potential violation of laws by banks and other financial institutions; ability and constraints on marketing products; risks related to lack of U.S. federal trademark and patent protection; risks related to the enforceability of contracts; the limited market for our securities; difficulty for U.S. holders of Common Shares to resell over the Canadian Securities Exchange; price volatility of Common Shares; uncertainty regarding legal and regulatory status and changes; risks related to legislation and cannabis regulation in the states in which we operate or contemplate future operations; future sales by shareholders; no guarantee regarding use of available funds; currency fluctuations; risks related to entry into the U.S; risks related to economic and regulatory factors which would preclude the Company from completing a continuance from British Columbia to Nevada; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$40,467,525	$52,356,914
Accounts Receivable	1,320,998	1,326,795
Inventory	14,712,473	13,004,839
Prepaid Expenses and Other Current Assets	2,848,838	3,810,394
Total Current Assets	59,349,834	70,498,942

Property and Equipment	69,453,103	71,466,051
Intangible Assets	71,100,663	69,288,007
Right of Use Assets - Operating	21,650,593	21,168,171
Long-term Deposits and Other Assets	832,853	862,545
Deferred Tax Asset	318,294	346,257

TOTAL ASSETS	$222,705,340	$233,629,973

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current:
Accounts Payable	$3,018,576	$3,112,820
Accrued Expenses	6,989,504	8,072,224
Income Taxes Payable	781,233	2,826,501
Notes Payable - Current Portion	884,000	884,000
Operating Lease Liabilities	545,043	479,161
Total Current Liabilities	12,218,356	15,374,706

Long-Term Liabilities:
Operating Lease Liabilities	26,738,325	25,833,071
Warranty Liability	-	18,127
Other Long-term Liabilities	28,000	28,000
Deferred Tax Liability	1,482,864	1,487,204
Total Liabilities	40,467,545	42,741,108

Commitments and Contingencies (refer to Note 16)

SHAREHOLDERS' EQUITY
Common Shares, no par value, unlimited Common Shares authorized, 222,247,854 issued and outstanding at June 30, 2023 and 220,470,061 at December 31, 2022	-	-
Additional Paid-In Capital	314,025,857	312,023,359
Deficit	(131,788,062)	(121,134,494)
Total Shareholders' Equity	182,237,795	190,888,865

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$222,705,340	$233,629,973

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Revenues, net of discounts	$25,832,711	$28,412,230	$50,748,107	$54,106,625
Cost of Goods Sold	(13,950,477)	(14,587,723)	(27,983,062)	(27,381,114)
Gross Profit	11,882,234	13,824,507	22,765,045	26,725,511

Expenses:
General and Administrative	11,271,370	12,011,053	22,226,376	25,497,743
Sales and Marketing	1,332,498	887,436	2,668,237	1,490,678
Lease Expense	794,389	779,050	1,579,025	1,260,297
Depreciation	1,986,578	1,963,937	4,222,042	4,003,989
Total Expenses	15,384,835	15,641,476	30,695,680	32,252,707

Loss From Operations	(3,502,601)	(1,816,969)	(7,930,635)	(5,527,196)

Other Income (Expense):
Interest income, net	299,306	45,258	591,563	72,611
Foreign exchange gain (loss)	4,229	74,543	6,116	(21,166)
Change in fair value of warrant liability	-	2,635,425	18,127	6,795,234
Other Income (Expense), net	1,712,598	(85,698)	1,857,205	228,767
Total Other Income	2,016,133	2,669,528	2,473,011	7,075,446

Loss Before Provision for Income Taxes	(1,486,468)	852,559	(5,457,624)	1,548,250

Provision For Income Taxes
Current Tax Expense	(2,904,644)	(2,908,359)	(5,169,732)	(5,676,474)
Deferred Tax Recovery	41,787	16,275	(26,212)	27,628
	(2,862,857)	(2,892,084)	(5,195,944)	(5,648,846)

Net Loss and Comprehensive Loss	$(4,349,325)	$(2,039,525)	$(10,653,568)	$(4,100,596)

Loss per Share
Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.02)

Weighted Average Number of Common Shares
Basic and diluted	221,791,320	220,088,004	221,439,841	212,869,574

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Common Shares	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, January 1, 2022	198,687,950	295,838	$245,861,704	$(72,154,194)	$173,707,510

Share based Compensation - RSUs	-	-	4,116,573	-	4,116,573
Shares Issued on Acquisition	21,361,002	-	57,854,830	-	57,854,830
Replacement Options Issued on Acquisition	-	-	1,239,818	-	1,239,818
Shares Issued on Exercise of Options	97,325	-	97,980	-	97,980
Net Loss for the Period	-	-	-	(4,100,596)	(4,100,596)

Balance, June 30, 2022	220,146,277	295,838	$309,170,905	$(76,254,790)	$232,916,115

Balance, January 1, 2023	220,470,061	295,838	$312,023,359	$(121,134,494)	$190,888,865

Share based Compensation - RSUs	-	-	1,323,618	-	1,323,618
Share based Compensation - RSUs - Taxes Paid in Lieu of Share Issuance	-	-	(267,526)	-	(267,526)
Shares Issued on Settlement of RSUs	714,416	-	-	-	-
Shares Issued on Exercise of Purchase Option	1,063,377	-	946,406	-	946,406
Net Loss for the Period	-	-	-	(10,653,568)	(10,653,568)

Balance, June 30, 2023	222,247,854	295,838	$314,025,857	$(131,788,062)	$182,237,795

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In United States Dollars)

	Six Months Ended
	June 30,	June 30,
	2023	2022
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(10,653,568)	$(4,100,596)
Adjustments for items not involving cash:
Shared based compensation expense	1,323,618	4,116,573
Non-cash lease expense	2,559,990	1,799,593
Depreciation	6,230,026	5,316,191
Change in fair value of warrant liability	(18,127)	(6,795,234)
Loss on translation of warrant liability	-	12,758
Deferred tax recovery	(4,340)	-
Proceeds from lease incentive	-	1,000,000
Lease incentive amortization	(52,231)	(260,987)
Gain on sale of fixed assets	(14,749)	-
	(629,381)	1,088,298

Net Changes in Non-cash Working Capital Items	(4,079,677)	1,848,718
Repayment of lease liabilities	(2,016,581)	(1,751,380)
Total Operating	(6,725,639)	1,185,636

FINANCING ACTIVITIES
RSU withholding taxes paid in lieu of share issuance	(267,526)	-
Proceeds from exercise of warrants and options	-	97,980
Total Financing	(267,526)	97,980

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,070,701)	(11,737,742)
Proceeds from sales of fixed assets	40,727	-
Purchase of 51% interest in Planet 13 Illinois	(866,250)	-
Net cash acquired through NGW acquisition	-	1,478,698
Total Investing	(4,896,224)	(10,259,044)

Effect of foreign exchange on cash	-	1,909

NET CHANGE IN CASH DURING THE PERIOD	(11,889,389)	(8,973,519)

CASH
Beginning of Period	52,356,914	61,588,843

End of Period	$40,467,525	$52,615,324

Supplemental cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

1. Nature of Operations

Planet 13 Holdings Inc. (“Planet 13” or the “Company”) was incorporated under the Canada Business Corporations Act on April 26, 2002 and continued under the British Columbia Business Corporations Act on September 24, 2019 (see Note 20 - Subsequent Events regarding the Company's proposed re-domestication to Nevada).

The Company, through its subsidiaries, is a vertically integrated cultivator and provider of cannabis and cannabis-infused products that is licensed under the laws of the States of Nevada, California, Florida, and Illinois. We are licensed in these jurisdictions as follows: six Nevada cultivation licenses (three medical and three adult-use), six Nevada production licenses (three medical and three adult-use), three Nevada dispensary licenses (one medical and two adult-use), one Nevada distribution license, one California adult-use dispensary license, two California distribution licenses, one California adult-use cultivation license, one California adult-use manufacturer license, one Florida Medical Marijuana Treatment Center license (unlimited medical dispensaries, cultivation and processing) and one Illinois conditional adult-use dispensary license.

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

2. Basis of Presentation

These unaudited condensed consolidated interim financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for all periods presented. Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with GAAP have been omitted or condensed. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended  December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for the fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

These unaudited condensed consolidated interim financial statements were authorized for issuance by the Board of Directors of the Company on August 9, 2023.

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

These unaudited condensed consolidated interim financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at June 30, 2023	Jurisdiction of Incorporation	Ownership Interest 2023	Ownership Interest 2022	Nature of Business

MM Development Company, Inc. ("MMDC")	Nevada, USA	100%	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Management/holding company
LBC CBD LLC ("LBC")	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	100%	Holding company
Next Green Wave, LLC	California, USA	100%	100%	California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	100%	49%	Illinois license holding company
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company for By The Slice LLC
By The Slice, LLC	Nevada, USA	100%	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Florida, Inc.	Florida, USA	100%	100%	Florida license holding company
Club One Three, LLC	Nevada, USA	100%	100%	Inactive

ii)	Functional currency

These unaudited condensed consolidated interim financial statements are presented in U.S. Dollars (“USD”), which is the Company’s and its subsidiaries’ functional currency.

Foreign currency transactions are remeasured to the respective financial currencies of the Company’s entities at the exchange rates in effect on the date of the transactions.  Monetary assets and liabilities denominated in foreign currencies are measured to functional currency at the foreign exchange rate applicable at the statement of balance sheets date.  Non-monetary items are carried at historical rates. Non-monetary items carried at face value denominated in foreign currencies are remeasured to the functional currency at the date when the fair value was determined.  Realized and unrealized foreign exchange gains and losses are recognized through profit or loss.

T
able of Contents

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

	June 30,	December 31,
	2023	2022

Raw materials	$5,379,140	$5,209,667
Packaging and miscellaneous	1,557,929	1,584,659
Work in progress	2,804,811	1,965,052
Finished goods	4,970,593	4,245,461
	$14,712,473	$13,004,839

Cost of Inventory is recognized as an expense when sold and included in the cost of goods sold. During the three and six months ended June 30, 2023, the Company recognized $13,950,477 and $27,983,062 (2022 - $14,587,723 and $27,381,114) of inventory expensed to cost of goods sold.

4. Prepaid Expenses and Other Current Assets

	June 30,	December 31,
	2023	2022

Security deposits	$1,054,776	$1,399,424
Prepaid rent	387,997	348,433
Insurance	394,306	678,402
License fees	749,545	776,717
Miscellaneous	262,214	607,418
	$2,848,838	$3,810,394

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

5. Property and Equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2022	$6,374,511	$13,963,025	$12,799,645	$63,555,792	$3,528,703	$100,221,676
Additions	210,830	1,979,925	647,450	468,885	947,345	4,254,435
Disposals	-	-	(97,043)	-	-	(97,043)
At June 30, 2023	$6,585,341	$15,942,950	$13,350,052	$64,024,677	$4,476,048	$104,379,068

Depreciation

At December 31, 2022	$231,522	$540,648	$6,333,865	$21,649,590	$-	$28,755,625
Additions	24,365	174,623	1,318,646	4,712,392	-	6,230,026
Disposals	-	-	(59,686)	-	-	(59,686)
At June 30, 2023	$255,887	$715,271	$7,592,825	$26,361,982	$-	$34,925,965

Carrying amount

At December 31, 2022	$6,142,989	$13,422,377	$6,465,780	$41,906,202	$3,528,703	$71,466,051
At June 30, 2023	$6,329,454	$15,227,679	$5,757,227	$37,662,695	$4,476,048	$69,453,103

As at June 30, 2023, costs related to the construction of facilities were capitalized as construction in progress and not depreciated. Once construction is completed, the construction in progress balance is moved to the appropriate fixed asset account and depreciation commences. The contractual construction commitment as of June 30, 2023 was $8,231,097 ( December 31, 2022 - $0).

For the six months ended June 30, 2023, depreciation expense was $6,230,026 (2022 - $5,316,191) of which $2,007,984 (2022 - $1,327,062) was included in cost of goods sold.

During the six months ended June 30, 2023, no amounts were transferred from Construction in Progress to the other fixed accounts.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

6. Intangible Assets

	Retail Dispensary Santa Ana	Retail Dispensary Clark County	Cultivation and Production Clark County	Master License Florida	Cultivation Coalinga CA	Retail Dispensary Waukegan IL	Other	Total
Gross
carrying amount

Balance, December 31, 2022	$6,151,343	$690,000	$709,798	$55,846,866	$6,232,222	$-	$30,000	$69,660,229
Additions	-	-	-	-	-	1,812,656	-	1,812,656
Balance at June 30, 2023	$6,151,343	$690,000	$709,798	$55,846,866	$6,232,222	$1,812,656	$30,000	$71,472,885

Amortization

Balance, December 31, 2022	$-	$-	$-	$-	$372,222	$-	$-	$372,222
Additions	-	-	-	-	-		-	-
Balance at June 30, 2023	$-	$-	$-	$-	$372,222	$-	$-	$372,222

Carrying amount

Balance at December 31, 2022	$6,151,343	$690,000	$709,798	$55,846,866	$5,860,000	$-	$30,000	$69,288,007
Balance at June 30, 2023	$6,151,343	$690,000	$709,798	$55,846,866	$5,860,000	$1,812,656	$30,000	$71,100,663

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

In connection with the NGW transaction, the Company expensed $1,238,379 of acquisition-related costs, which have been included in general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss for the period ended June 30, 2022.

The following table reflects the revenue, gross profit and comprehensive loss that would have been reported if the acquisition had occurred at the beginning of the period indicated:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Reported	NGW	Pro Forma	As Reported	NGW	Pro Forma

Revenue, net of discounts	$28,412,230	$-	$28,412,230	$54,106,625	$870,651	$54,977,276
Gross Profit	13,824,507	-	13,824,507	26,725,511	(131,700)	26,593,811
Comprehensive loss for the period	(2,039,525)	-	(2,039,525)	(4,100,596)	(868,125)	(4,968,721)

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
●

Post-tax discount rate: The post-tax discount rate is reflective of the reporting unit’s Weighted Average Cost of Capital (“WACC”). The WACC was estimated based on the risk-free rate, equity risk premium, beta adjustment to the equity risk premium based on a direct comparison approach, an unsystematic risk premium, and after-tax cost of debt based on corporate bond yields; and

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table provides the components of lease costs recognized in the unaudited interim condensed consolidated statement of operations and comprehensive loss for the three- and six-month periods ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Operating lease costs	$1,254,393	$1,209,063	$2,499,034	$2,180,306
Short term lease expense	20,381	117	24,977	1,584
Total lease costs	$1,274,774	$1,209,180	$2,524,011	$2,181,890

Other information related to operating and finance leases as of and for the six months ended June 30, 2023 and 2022 are as follows:

	June 30, 2023		June 30, 2022
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease

Weighted average discount rate	15.00%	15.00%	15.00%	15.00%
Weighted average remaining lease term	-	13.19	-	11.37

The maturity of the contractual undiscounted lease liabilities as of June 30, 2023 and  December 31, 2022 are:

	2023	2022
	Operating	Operating
	Lease	Lease

One year	$4,277,274	$4,052,167
Two years	4,425,693	4,214,502
Three years	4,453,068	4,302,534
Four years	4,455,447	4,303,434
Five years	4,629,904	4,389,610
Thereafter	58,688,780	58,274,870

Total undiscounted lease liabilities	80,930,166	79,537,117
Interest on lease liabilities	(53,646,798)	(53,224,885)
Total present value of minimum lease payments	27,283,368	26,312,232
Lease liability - current portion	(545,043)	(479,161)
Lease liability	$26,738,325	$25,833,071

Principally all leases relate to real estate.

For the three and six months ended June 30, 2023, the Company incurred $1,254,393 and $2,499,034 of operating lease costs (2022 - $1,209,063 and $2,180,306), of which $460,004 and $920,009, respectively (2022 - $430,013 and $920,009) was allocated to cost of goods sold.

See Note 14 for additional supplemental cash flow information related to leases.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

8. Notes Payable

	June 30,	December 31,
	2023	2022

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	884,000	884,000

	$884,000	$884,000
Less current portion	(884,000)	(884,000)
	$-	$-

Stated maturities of debt obligations are as follow:

Next 12 months Promissory Note		$884,000

9. Share Capital

The Company is authorized to issue an unlimited number of common shares and an unlimited number of Class A shares.

		Number of Common Shares

		June 30,	December 31,
		2023	2022
Common Shares
Balance at January 1		220,470,061	198,687,950
Shares issued on settlement of RSUs	i.	714,416	81,084
Shares issued on exercise of options	ii.	-	97,325
Shares issued on exercise of warrants	iii.	-	242,700
Shares issued on acquisition (Note 6)	iv.	-	21,361,002
Shares issued on exercise of purchase option (Note 6)	v.	1,063,377	-

Total common shares outstanding		222,247,854	220,470,061

i. Shares issued for Restricted Share Units

During the six months ended June 30, 2023, no RSUs were awarded, 1,191,923 RSUs vested (of which 477,507 RSUs were surrendered in exchange for tax withholding payments), 714,416 RSUs settled and 69,494 RSUs were cancelled.  The Company did not receive any cash proceeds on the settlement of the RSUs.

During the year ended December 31, 2022, the Company issued 81,084 common shares on the settlement of RSUs that had vested during the period. The Company did not receive any cash proceeds on the settlement.

ii. Shares issued for Stock Options

During the six months ended June 30, 2023, no options were awarded, vested, settled or cancelled and 69,168 options expired.

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

During the six months ended June 30, 2023, 5,206,463 warrants expired unexercised.

During the year ended December 31, 2022, the Company issued 242,700 common shares to warrant holders who exercised 242,700 warrants resulting in cash proceeds of $1,044,258 (CAD$1,407,660).

10. Warrants

The following table summarizes the fair value of the warrant liability at June 30, 2023 and  December 31, 2022.

	June 30,	December 31,
	2023	2022

Balance - beginning of period	$18,127	$7,206,049
Expirations	(18,127)	-
Foreign exchange	-	(10,117)
Change in fair value	-	(7,177,805)
Balance - end of period	$-	$18,127

The warrant liability is adjusted to fair value on the date the warrants are exercised and at the end of each reporting period. The amount that is reclassified to equity on the date of exercise is the fair value at that date.

The following table summarizes the number of warrants outstanding at June 30, 2023 and  December 31, 2022.

	June 30, 2023	Weighted Average Exercise Price - CAD	December 31, 2022	Weighted Average Exercise Price - CAD

Balance - beginning of period	5,206,463	$8.88	8,861,951	$7.46
Exercised	-	$-	(242,700)	$5.80
Expired	(5,206,463)	$8.88	(3,412,788)	$5.41
Balance - end of period	-	$-	5,206,463	$8.88

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and  December 31, 2022:

	Quoted prices in active markets for identical asset (Level 1)	Significant unobservable inputs (Level 3)	Total
June 30, 2023
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

During the three and six months ended June 30, 2023 and the year ended December 31, 2022

No incentive stock options were granted during the three and six months ended June 30, 2023 or the year ended December 31, 2022. During the year ended December 31, 2022, the Company issued 1,106,925 options in connection with the NGW transaction (see Note 6).  The replacement options were fully vested upon issuance.

The following table summarizes information about stock options outstanding at June 30, 2023:

	Exercise price	June 30, 2023	June 30, 2023	December 31, 2022	December 31, 2022
Expiry Date	CAD$	Outstanding	Exercisable	Outstanding	Exercisable

November 21, 2024	$1.31	185,203	185,203	185,203	185,203
February 27, 2025	$1.31	51,525	51,525	51,525	51,525
December 15, 2025	$3.06	269,075	269,075	269,075	269,075
September 30, 2026	$4.37	120,222	120,222	120,222	120,222
July 6, 2025	$1.31	97,325	97,325	97,325	97,325
June 11, 2023	$0.80	-	-	61,668	61,668
June 30, 2024	$2.60	-	-	7,500	7,500
		723,350	723,350	792,518	792,518

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the continuity of stock options for the period presented:

	June 30, 2023	Weighted Average Exercise Price - CAD	December 31, 2022	Weighted Average Exercise Price - CAD

Balance - beginning of period	792,518	$2.34	169,168	$2.01
Issued	-	-	1,106,925	2.58
Exercised	-	-	(97,325)	1.31
Expired	(69,168)	0.80	(386,250)	3.11
Balance - end of period	723,350	$2.47	792,518	$2.34

Share based compensation expense attributable to employee options was $0 and $0 for the six months ended June 30, 2023 and 2022, respectively. The fair value of the replacement options issued during the year ended  December 31, 2022 of $1,239,818 was recognized as part of the consideration paid related to the business combination of NGW (Note 6).

The total intrinsic value of stock options exercised, outstanding and exercisable as of June 30, 2023, was $0, $0 and $0, respectively.

The total intrinsic value of stock options exercised, outstanding and exercisable as of  December 31, 2022 was $0.

(b) Restricted Share Units

The Company had established the 2018 Share Unit Plan (the “RSU Plan”) for employees, management, directors, and consultants of the Company, as designated and administered by a committee of the Company’s Board of Directors. Under the RSU Plan, the Company may grant RSUs and/or options for up to 10% of the issued and outstanding common shares of the Company.  The maximum term of an RSU grant is five years and the related vesting period runs from immediate to the life of the grant.

The following table summarizes the RSUs that are outstanding as at June 30, 2023 and  December 31, 2022:

	June 30,	December 31,
	2023	2022

Balance - beginning of period	2,464,928	2,591,929
Exercised	(1,191,923)	(81,084)
Forfeited	(69,494)	(45,917)
Balance - end of period	1,203,511	2,464,928

The Company recognized $602,627 and $1,323,618 in share-based compensation expense attributable to the RSU vesting schedule for the three and six months ended June 30, 2023 ($2,061,079 and $4,116,573 for the three and six months ended June 30, 2022).

During the six months ended June 30, 2023

No RSUs were granted, and 1,191,923 RSUs vested and were exercised, of which 477,507 were surrendered in exchange for payment of tax withholdings.  The Company did not receive any cash proceeds from the settlement of the RSUs.

During the six months ended  June 30, 2022

No RSUs were granted, exercised or vested.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

12. Loss Per Share

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Loss available to common shareholders	$(4,349,325)	$(2,039,525)	$(10,653,568)	$(4,100,596)

Weighted average number of shares outstanding, basic and diluted	221,791,320	220,088,004	221,439,841	212,869,574

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.02)

Approximately 1,926,861 and 12,328,398 potentially dilutive securities for the three and six months ended June 30, 2023 and 2022, respectively, were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to the net losses for such periods.

13. General and Administrative

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Salaries and wages	$3,874,046	$3,816,040	$7,544,118	$7,794,850
Share based compensation	602,627	2,061,079	1,323,618	4,116,573
Executive compensation	736,104	760,226	1,467,281	1,433,840
Licenses and permits	609,844	656,148	1,251,446	1,457,665
Payroll taxes and benefits	857,998	1,042,807	1,730,171	2,060,776
Supplies and office expenses	347,112	277,824	666,198	500,456
Subcontractors	525,175	508,254	1,031,962	1,132,897
Professional fees (legal, audit and other)	2,373,634	1,292,823	4,585,433	3,510,448
Miscellaneous general and administrative expenses	1,344,830	1,595,852	2,626,149	3,490,238
	$11,271,370	$12,011,053	$22,226,376	$25,497,743

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

14. Supplemental Cash Flow Information

	Six Months Ended
	June 30,	June 30,
Change in Working Capital	2023	2022

Accounts Receivable	5,797	983,223
Inventory	(1,707,634)	2,133,755
Prepaid Expenses and Other Assets	961,556	1,100,971
Long-term Deposits and Other Assets	29,692	227,869
Deferred Tax Assets	27,963	(27,628)
Accounts Payable	(266,599)	(954,031)
Accrued Expenses	(1,085,184)	(578,464)
Income Taxes Payable	(2,045,268)	(1,036,977)
	$(4,079,677)	$1,848,718

Cash Paid

Interest Paid On Leases	$2,034,471	$-
Income Taxes	$4,250,000	$5,794,337

Non-cash Financing and Investing Activities

Shares Issued on Exercise of Purchase Option	$946,406	$-
Initial Recognition of Fair Value of Net Assets Acquired in NGW Acquisition in Exchange for Shares, excluding Cash	$-	$22,109,890
Initial Recognition of ROU Assets and Lease Liabilities	$-	$2,326,202
Lease additions	$954,496	$-
Fixed Asset Amounts in Accounts Payable	$172,355	$363,077
Reclassification of long term lease liabilities to current	$65,883	$5,130

15. Related Party Transactions and Balances

Related party transactions are summarized as follows:

(a) Building Lease

Prior to March 15, 2022, the Company was the sub-lessee of approximately 2,000 square feet of office space and purchased certain printed marketing collateral and stationery items from a company owned by one of the Company’s Co-CEOs. This entity was sold to an unrelated third-party on March 15, 2022. Amounts paid for rent for the six months ended June 30, 2023 and 2022 to the related party equaled $nil and $6,010, respectively.  Amounts paid for printed marketing collateral and stationery items to the related party were $nil and $183,914 for the six months ended June 30, 2023 and 2022, respectively.

(b) Other

A company previously owned by one of the Company’s Co-CEOs until March 15, 2022 paid the Company for storage space. Amounts paid to the Company from the related party for storage space were $nil and $5,968 for the six months ended June 30, 2023 and 2022, respectively, and is recorded in Other Income for such period.

For the three-month period ended  June 30, 2023, no amounts were due to related parties ( December 31, 2022 - $nil).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

16. Commitments and Contingencies

(a) Construction Commitments

The Company had $8,231,097 of outstanding construction commitments as of June 30, 2023.

(b) Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at June 30, 2023, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At June 30, 2023, and December 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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

Price risk

Price risk is the risk that the trading price of the Company’s shares will fluctuate and result in an increase or decrease in the fair value of the warrant liability. The Company is not exposed to significant price risk.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Liquidity risk

The Company’s approach to managing risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of June 30, 2023, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases and taxes. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been the public issuance of common shares. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

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

Currency rate risk

As at June 30, 2023, a portion of the Company’s financial assets and liabilities held in Canadian dollars consist of cash of $291,379 ( December 31, 2022 - $1,172,859). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

The Company’s exposure to a 10% change in the foreign exchange rate at  June 30, 2023 equals $29,138.

18. Disaggregated Revenue

The following table presents the Company’s disaggregated revenue by sales channel:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Retail	$21,359,936	$24,250,925	$41,712,902	$47,810,316
Wholesale	4,472,775	4,161,305	9,035,205	6,296,309

Net revenues	$25,832,711	$28,412,230	$50,748,107	$54,106,625

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

19. Government Assistance Program

On March 18, 2020, the Families First Coronavirus Act was enacted (“FFCRA”).  On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES”) was enacted.  Together, these acts created refundable payroll tax credits for paid sick leave, paid family leave and an employee retention credit.  The CARES Act was subsequently modified by the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit under the CARES Act for the first and second quarters of 2021.  The American Rescue Act of 2021 further modified and extended the CARES Act for the third and fourth quarters of 2021. These acts provide for a refundable credit against certain employment taxes, including FICA, Medicare and deposits of employee payroll withholding taxes.  Income tax credits are not provided for under these acts.  The ERC credit, as modified by the foregoing, increased the available credit from 50% of qualified wages of up $10,000 per quarter paid to an employee, or $5,000 per qualified employee per quarter, to 70% of qualified wages of up to $10,000 per quarter, or $7,000 per qualified employee per quarter.  The Company qualifies for the ERC credit under the CARES Act, as modified.  On June 15, 2023, the Company's wholly-owned subsidiary, MM Development Company, Inc., received and recorded payment from the Internal Revenue Service in the amount of $1,955,711 related to the ERC credit for the first quarter of 2021.  This amount is included in Other Income, Net on the Company's Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six month periods ending June 30, 2023.  The Company accounted for the ERC credit pursuant to the guidance established in ASC 450-30, Gain Contingencies.

20. Subsequent Events

On July 27, 2023, the Company's shareholders voted to approve a plan of arrangement (the “Domestication Plan of Arrangement”) under section 288 of the Business Corporations Act (British Columbia) (the “BCBCA”) involving, among other things, the continuance of the Company from British Columbia to the State of Nevada all as more particularly described in the Domestication Plan of Arrangement (the “Nevada Domestication”). As of the filing date hereof, the Company is pursuing the conditions and steps to complete the Domestication Plan of Arrangement and the Nevada Domestication.

Also, on July 27, 2023, our shareholders voted to approve and adopt the 2023 Equity Incentive Plan (the “Plan”). The Plan, when effective, would replace the Planet 13 Holdings Inc. 2018 Stock Option Plan and the Planet 13 Holdings Inc. 2018 Share Unit Plan (the “Prior Plans”).  The Plan is subject to, and expected to become effective upon, the completion of the Nevada Domestication, at which time (a) no additional awards may be granted under the Prior Plans, and (b) all outstanding awards granted under the Prior Plans will remain subject to the terms of the Prior Plans. The Plan, when effective, would allow for a total of 22,000,000 shares of common stock of the Company, when it becomes a Nevada entity, to be made available for award thereunder.  Any unsettled awards under the Prior Plans will reduce the number of shares available for future awards under the Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three and six months ended June 30, 2023. It is supplemental to, and should be read in conjunction with, our unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2023 and 2022, and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosures Regarding Forward-Looking Statements,” identified in this Quarterly Report on Form 10-Q. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements and information.

Overview of the Company

We are a multi-state cannabis operator with licenses to operate in Nevada, California, and Florida, and a conditional dispensing license in Illinois. We are headquartered in Las Vegas, Nevada, at our superstore dispensary located adjacent to the Las Vegas Strip. A detailed description of our corporate history and our business can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2023.

As of June 30, 2023, we employed approximately 650 people and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensaries, while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California licensed cannabis cultivation, production and distribution activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing activities, (d) Planet 13 Florida, Inc. (“Planet 13 Florida”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) Planet 13 Illinois, LLC (“Planet 13 Illinois”) which holds a conditional Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

Nevada

As of June 30, 2023, we held the following licensed operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the superstore in Las Vegas with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and one small indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, and (e) one cannabis distribution license.

At the Planet 13 Las Vegas Superstore, we also offer ancillary services to our customers, including a restaurant with a liquor license, a retail store, and our online cannabidiol (“CBD”) store which also sells products in our facility.

California

As of June 30, 2023, we held the following licensed operations in California: (a) an adult-use dispensary superstore co-located with a distribution license at our 33,000 square foot facility in Santa Ana which we built and opened on July 1, 2021 (the “Planet 13 OC Superstore”), (b) an adult-use medium indoor cultivation license co-located with a distribution license at our 35,000 square foot facility in Coalinga, and (c) an adult-use manufacturer Type 6 license at a 4,000 square foot facility in Coalinga.

Florida

As of June 30, 2023, we are continuing capital outlays to utilize our Florida MMTC license. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of June 30, 2023, there were 22 companies with MMTC licenses in Florida, two of which are not yet operational. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate.

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

Illinois

On August 5, 2021, Planet 13 Illinois, in which we then held a minority interest, won a Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region from the Illinois Department of Financial and Professional Regulation. The conditional license was issued to Planet 13 Illinois on July 22, 2022. We previously owned 49% of Planet 13 Illinois with 51% owned by Frank Cowan, but on February 7, 2023, we exercised and closed on our option to purchase Mr. Cowan’s 51% interest in Planet 13 Illinois for $866,250 in cash and 1,063,377 in common shares of the Company.

On February 3, 2023, the Company, through its wholly owned subsidiary Planet 13 Chicago, LLC, closed on the purchase of a $2,500,000 real property for a proposed dispensing location in Waukegan, Illinois, for an approximately 8,000 square foot building on 1.9 acres, previously occupied by a financial institution tenant.  On November 1, 2022, the Company provided notice of this site selection to the Illinois cannabis regulator. The town of Waukegan is suburb of the greater Chicago area and close to the Illinois-Wisconsin state border.  We have commenced construction of the dispensary and anticipate that it will be operational in late 2023.

COVID-19 Pandemic Update for Second Quarter 2023

The long-term economic impact of COVID-19 remains unknown and may result in significant impact or changes to ongoing international or national fiscal or enforcement policies, inflation, supply chains, customer purchasing and shopping habits, and other key metrics, any of which could have a significant or material negative effect on the Company.

Recent Developments

The following are recent developments occurring in the three months ended June 30, 2023, and following that period until the filing date of this Form 10-Q:

On April 6, 2023, Board Member Michael Harman passed away. On May 10, 2023, the Board of Directors appointed Lee Fraser as an interim director and as the Audit Committee Chair.

On July 27, 2023, the Company held its Annual General and Special Meeting of Shareholders.  At that meeting, our shareholders approved 1) the appointment of Robert Groesbeck, Larry Scheffler, Adrienne O’Neal, and Lee Fraser to serve as the Board of Directors until the Company’s next annual shareholder meeting, 2) the re-appointment of Davidson & Company, LLP as the auditors of the Company and authorized the Board of Directors to fix the remuneration of the auditors, 3)  a special resolution to approve a plan of arrangement (the “Domestication Plan of Arrangement”) under Section 288 of the Business Corporations Act (British Columbia) (“BCBCA”) involving, among other things, the continuance of the Company from British Columbia to the State of Nevada (the “Nevada Domestication”), as more particularly described in the proxy statement filed with the SEC on June 22, 2023 (the “Proxy Statement”), and 4) an ordinary resolution to approve and adopt the Planet 13 Holdings Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”), as more particularly described in the Proxy Statement. As of the filing date hereof, the Company is pursuing the conditions and steps, as described in the Proxy Statement, to complete the Domestication Plan of Arrangement and the Nevada Domestication.

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

Results of Operations

	Three Months Ended
	June 30,	June 30,	Percentage
Expressed in USD$	2023	2022	Change
Revenue
Net revenue	25,832,711	28,412,230	(9.1)%
Cost of Goods Sold	(13,950,477)	(14,587,723)	(4.4)%
Gross Profit	11,882,234	13,824,507	(14.0)%
Gross Profit Margin %	46.0%	48.7%

Expenses
General and Administrative	11,271,370	12,011,053	(6.2)%
Sales and Marketing	1,332,498	887,436	50.2%
Lease expense	794,389	779,050	2.0%
Depreciation and Amortization	1,986,578	1,963,937	1.2%
Total Expenses	15,384,835	15,641,476	(1.6)%

Income (Loss) From Operations	(3,502,601)	(1,816,969)	92.8%

Other Income (Expense):
Interest expense, net	299,306	45,258	561.3%
Foreign exchange gain (loss)	4,229	74,543	(94.3)%
Change in fair value of warrants	—	2,635,425	(100.0)%
Other income	1,712,598	(85,698)	(2098.4)%
Total Other Income (Expense)	2,016,133	2,669,528	(24.5)%

Loss for the period before tax	(1,486,468)	852,559	(274.4)%
Provision for income tax (current and deferred)	2,862,857	2,892,084	(1.0)%
Loss for the period	(4,349,325)	(2,039,525)	113.3%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.02)	$(0.01)

Weighted Average Number of Shares Outstanding
Basic and diluted	221,791,320	220,088,004

	Six Months Ended
	June 30,	June 30,	Percentage
Expressed in USD$	2023	2022	Change
Revenue
Net revenue	50,748,107	54,106,625	(6.2)%
Cost of Goods Sold	(27,983,062)	(27,381,114)	2.2%
Gross Profit	22,765,045	26,725,511	(14.8)%
Gross Profit Margin %	44.9%	49.4%

Expenses
General and Administrative	22,226,376	25,497,743	(12.8)%
Sales and Marketing	2,668,237	1,490,678	79.0%
Lease expense	1,579,025	1,260,297	25.3%
Depreciation and Amortization	4,222,042	4,003,989	5.4%
Total Expenses	30,695,680	32,252,707	(4.8)%

Income (Loss) From Operations	(7,930,635)	(5,527,196)	43.5%

Other Income (Expense):
Interest expense, net	591,563	72,611	714.7%
Foreign exchange gain (loss)	6,116	(21,166)	(128.9)%
Change in fair value of warrants	18,127	6,795,234	(99.7)%
Other income	1,857,205	228,767	711.8%
Total Other Income (Expense)	2,473,011	7,075,446	(65.0)%

Loss for the period before tax	(5,457,624)	1,548,250	(452.5)%
Provision for income tax (current and deferred)	(5,195,944)	(5,648,846)	(8.0)%
Loss for the period	(10,653,568)	(4,100,596)	159.8%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.05)	$(0.02)

Weighted Average Number of Shares Outstanding
Basic and diluted	221,439,841	212,869,574

We experienced a 9.1% decrease in net revenue during the three months ended June 30, 2023, and a 6.2% decrease for the six months ended June 30, 2023 when compared to the three and six months ended June 30, 2022. The decrease is attributable to a reduction in the number of customers at our Planet 13 Las Vegas Superstore location compared to the prior year periods, partially offset by an increase of revenue from the Planet 13 OC Superstore and an increase in wholesale revenue from the NGW cultivation operations in California, and an increase in net wholesale revenue in Nevada. Overall, net revenue decreased by $2,579,519 or 9.1% during the three months ended June 30, 2023, and decreased by $3,358,518 or 6.2% during the six months ended June 30, 2023 when compared to the three and six months ended June 30, 2022. We believe that a potential economic downturn and increase in inflation, including the increase in the price of gasoline and the increase in interest rates, combined to reduce the disposable income of our customers during the six months ended June 30, 2023 and also had an impact on the number of customers and tourists visiting the Planet 13 Las Vegas Superstore and our other retail locations during the six months ended June 30, 2023 when compared to the prior year period.

Details of net revenue by product category are as follows:

	Three Months Ended
	June 30,	June 30,	Percentage
	2023	2022	Change
Flower	$8,508,917	$9,580,062	(11.2)%
Concentrates	7,134,512	7,882,794	(9.5)%
Edibles	4,301,583	4,981,664	(13.7)%
Topicals and Other Revenue	1,405,926	1,815,405	(22.6)%
Wholesale	4,481,774	4,152,305	7.9%
Net revenue	$25,832,712	$28,412,230	(9.1)%

	Six Months Ended
	June 30,	June 30,	Percentage
	2023	2022	Change
Flower	$16,011,313	$18,813,413	(14.9)%
Concentrates	14,109,618	15,327,860	(7.9)%
Edibles	8,958,876	9,971,382	(10.2)%
Topicals and Other Revenue	2,633,096	3,685,661	(28.6)%
Wholesale	9,035,205	6,308,309	43.2%
Net revenue	$50,748,108	$54,106,625	(6.2)%

Gross profit margin for the three months ended June 30, 2023 was 46.0% compared to 48.7% for the three months ended June 30, 2022 and was 44.9%for the six months ended June 30, 2023 compared to 49.4% for the six months ended June 30, 2022. The decrease in gross profit margin for the three and six months ended June 30, 2023 was a result of increased sales incentives during the period coupled with the increase in wholesale revenue, both from our Nevada and California wholesale operations, that have an inherently lower gross margin than retail sales revenue.

The costs of internal cultivation have continued to trend down as we continue to improve our yields and cultivation efficiency across all of our cultivation facilities. In addition, margin enhancement through the creation of internally generated brands, such as TRENDI, Leaf & Vine, HaHa Gummies, Dreamland Chocolate, HaHa Beverages and Medizin, that were sold in our own stores continued to have a positive impact on gross margins during the three and six months ended June 30, 2023, helping offset the lower margins received on the sale of wholesale product and sales to local customers in the State of Nevada. We anticipate that margins will trend upward if and when tourist customers return to Las Vegas and the Planet 13 Las Vegas Superstore in greater numbers and through our ability to produce our award-winning brands in California and introduce those brands into our Planet 13 OC Superstore.

Our premium cultivation facilities were operating near capacity during the three and six months ended June 30, 2023 and June 30, 2022, respectively. The amount of cannabis grown during the period increased when compared to the prior year period due to the full six months of results from the addition of the 35,000 square feet of cultivation capacity that was added as part of the NGW acquisition on March 2, 2022, and the 22,000 square foot cultivation facility expansion in Nevada that was fully operational during the three and six months ended June 30, 2023. The wholesale flower market in California continues to stabilize and we have seen increases in both demand and the price received for premium indoor grown flower during the three and six months ended June 30, 2023.

Overall gross profit was $11,882,234 and $13,824,507 for the three months ended June 30, 2023 and 2022 respectively, a decrease of 14.0% or $1,942,273, and was $22,765,045 and $26,725,511 for the six months ended June 30, 2023 and 2022 respectively, a decrease of 14.8%.

General and Administrative (“G&A”) expenses (which include non-cash share-based compensation expenses) decreased by 6.2% during the three months ended June 30, 2023when compared to the three months ended June 30, 2022 The decrease in G&A expenses incurred during both the three and six months ended June 30, 2023, was a result of focused cost-cutting initiatives undertaken by the Company and a reduction in share-based compensation expense recorded during the period. Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 41.9% for the three months ended June 30, 2023, compared to 35.0% for the three months ended June 30, 2022, and was 41.2% and 33.1% for the six months ended June 30, 2023 and 2022 respectively.

A detailed breakdown of G&A expenses is as follows:

	Three Months Ended
	June 30,	June 30,	Percentage
	2023	2022	Change
Salaries and wages	$3,874,046	$3,816,040	1.5%
Executive compensation	736,104	760,226	(3.2)%
Licenses and permits	609,844	656,148	(7.1)%
Payroll taxes and benefits	857,998	1,042,807	(17.7)%
Supplies and office expenses	347,112	277,824	24.9%
Subcontractors	525,175	508,254	3.3%
Professional fees (legal, audit and other)	2,373,634	1,292,823	83.6%
Miscellaneous general and administrative expenses	1,344,830	1,595,852	(15.7)%
Share-based compensation expense	602,627	2,061,079	(70.8)%
	$11,271,370	$12,011,053	(6.2)%

	Six Months Ended
	June 30,	June 30,	Percentage
	2023	2022	Change
Salaries and wages	$7,544,118	$7,794,850	(3.2)%
Executive compensation	1,323,618	4,116,573	(67.8)%
Licenses and permits	1,467,281	1,433,840	2.3%
Payroll taxes and benefits	1,251,446	1,457,665	(14.1)%
Supplies and office expenses	1,730,171	2,060,776	(16.0)%
Subcontractors	666,198	500,456	33.1%
Professional fees (legal, audit and other)	1,031,962	1,132,897	(8.9)%
Miscellaneous general and administrative expenses	4,585,433	3,510,448	30.6%
Share-based compensation expense	2,626,149	3,490,238	(24.8)%
	$22,226,376	$25,497,743	(12.8)%

Non-cash, share based compensation of $602,627 was recognized during the three months ended June 30, 2023, decreasing from $2,061,079 that was recognized during the three months ended June 30, 2022. For the six months ended June 30, 2023, non-cash share-based compensation expense was $2,626,149, a decrease of 24.8% over the $3,490,238 recognized during the six months ended June 30, 2022. The decrease is attributable to the vesting schedule for both Restricted Share Units (“RSUs”) and incentive stock options that were previously granted, particularly the net 3,954,213 RSUs that were granted on April 18, 2021, that vested 1/3 on December 1, 2021 and 1/3 on December 1, 2022, and that will vest 1/3 on December 1, 2023. These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs. See Note 12 to our audited consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2022, for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses increased by 50.2% or $445,062 during the three months ended June 30, 2023, and by 79.0% or $1,177,559 for the six months ended June 30, 2023 when compared to the three and six months ended June 30, 2022. The increase was a result of us continuing to refine our marketing efforts to optimize marketing spend on initiatives that drive increased customer traffic to the Planet 13 Las Vegas Superstore, the Planet 13 OC Superstore, and the Medizin dispensary in Nevada.

Lease expense increased by 2.0% during the three months ended June 30, 2023, when compared to the three months ended June 30, 2022 due to increases in number of leases and contracted lease rates for the Company’s leased properties during the period. Lease expense for the six months ended June 30, 2023 increased by 25.3% compared to the six months ended June 30, 2022, due to increases in number of leases and contracted lease rates for the Company’s leased properties during the period.

Depreciation and amortization increased 1.2% during the three months ended June 30, 2023, when compared to the prior year period because of the recording of depreciation on the NGW cultivation facility for a full quarter when compared to the prior year period. For the six months ended June 30, 2023, depreciation and amortization increased 5.4% when compared to the prior year period because of the recording of depreciation on the NGW cultivation facility for a full six months when compared to the prior year period.

Interest income was $299,306 earned during the three months ended June 30, 2023, compared to interest income of $45,258 earned during the three months ended June 30, 2022 (interest income of $591,563 for the six months ended June 30, 2023 compared to interest income of $72,611 during the six months ended June 30, 2022). Interest income is net of interest expense related to accrued interest on our long-term debt that is due and payable on demand. The balance of long-term debt as of June 30, 2023, was $884,000 compared to $884,000 as of December 31, 2022. Interest is being accrued on this note at a rate of 5% per annum.

We conduct our operations in both United States dollars and Canadian dollars, holding financial assets and incurring expenses in both currencies. On December 31, 2022, the value of the USD was USD$1.00=CAD$1.3544 compared to the value of the USD of USD$1.00=CAD$1.3240 at June 30, 2023 and averaged USD$1.00=CAD$1.3477 during the six months ended June 30, 2023, resulting in our realizing a foreign exchange gain of $4,229 during the three months ended June 30, 2023, compared to a foreign exchange gain of $74,543 during the three months ended June 30, 2022 (foreign exchange gain of $6,116 for the six months ended June 30, 2023, compared to a loss of $21,166 for the six months ended June 30, 2022). It is our policy not to hedge our CAD exposure.

Warrants are accounted for in accordance with the applicable authoritative accounting guidance in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), as derivative liabilities based on the specific terms of the warrant agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss. During the three months ended June 30, 2023, the change in fair value of the warrants resulted in a gain of $0 (gain of $18,127 during the six months ended June 30, 2023) compared to a gain of $2,635,425 for the three months ended June 30, 2022 (gain of $6,795,234 for the six months ended June 30, 2022).

Other income (expense), consisting of Employer Retention Credits, Automated Teller Machine (“ATM”) fees, interest and other miscellaneous income/expense was income of $1,712,598 for the three months ended June 30, 2023, compared to other expense of $85,698 for the three months ended June 30, 2022. Other income for the six months ended June 30, 2023 was $1,857,205 compared to other income of $228,767 for the six months ended June 30, 2022.

The income tax expense for the three months ended June 30, 2023, was $2,862,857 compared to $2,892,084 for the prior year period. The tax expense decreased due to the decrease in taxable profitability during the three months ended June 30, 2023, when compared to the three months ended June 30, 2022. Income tax expense for the six months ended June 30, 2023, was $5,195,944 compared to $5,648,846 for the six months ended June 30, 2022. The tax expense decreased due to the decrease in taxable profitability during the six months ended June 30, 2023, when compared to the six months ended June 30, 2022. We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent of our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the three months ended June 30, 2023, was $4,349,326 ($0.02 per share) compared to an overall net loss of $2,039,525 (($0.01) per share) for the three months ended June 30, 2022. The overall net loss for the six months ended June 30, 2023, was $10,653,568 ($0.05 per share) compared to an overall net loss of $4,100,596 (($0.02) per share) for the six months ended June 30, 2022.

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

Liquidity and Capital Resources

As of June 30, 2023, our financial instruments consist of cash, deposits, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of June 30, 2023, we had working capital of $47,131,478 compared to working capital of $55,124,236 as of December 31, 2022. The Company believes that it has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, the planned build-out of its operations in Florida, the further expansion of operations in Nevada and California, and the continuing build-out of its Illinois retail location.

The following table relates to the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash flows provided by operating activities	(6,725,639)	1,185,636
Cash flows used in investing activities	(4,896,224)	(10,259,044)
Cash flows provided by financing activities	-	-

Cash Flows from Operating Activities

Net cash used in operating activities was ($6,725,639) for the six months ended June 30, 2023, compared to cash provided by operating activities of $1,185,636 for the six months ended June 30, 2022. A significant portion of the increase in cash used in operating activities is directly attributable to professional fees and other consulting services used during the six months ended June 30, 2023, when compared to the six months ended June 30, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $4,896,224 for the six months ended June 30, 2023, compared to net cash used in investing activities of $10,259,044 for the six months ended June 30, 2022.  The change in cash used in investing activities for the six months ended June 30, 2023 decreased by $5,362,820 as a result of fewer development projects that were in process during the 2023 period when compared to the six months ended June 30, 2022.  The Company is in the process of completing the remaining build-out of the Superstore grand hallway and grey shell for the Cannabition museum space and the buildout of its Illinois dispensary, all expected to be substantially complete in Q4 2023.  During the six months ended June 30, 2022, the Company was focused on the expansion of its Bell Drive cultivation facility in Nevada and the acquisition of Next Green Wave Inc. in California.

Cash Flows from Financing Activities

Net cash used in financing activities was ($267,526) during the six months ended June 30, 2023, compared to net cash provided by financing activities of $97,980 for the six months ended June 30, 2022.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2023, or as of December 31, 2022, or as of the date hereof.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to ordinary routine legal proceedings incidental to the business, none of which is, or is anticipated to be, material to us or our subsidiaries.  The outcome of litigation is inherently uncertain.  If one or more legal matters were resolved against the Company in a reporting period for amounts above management's expectations, the Company's financial condition and operating results for that reporting period could be materially adversely affected.

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

Implications of being a smaller reporting company

Based on our public float, as of the last business day of our second fiscal quarter, we determined that we requalify as a smaller reporting company for the fiscal year ending December 31, 2023.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in our other filings with the Securities and Exchange Commission. We cannot predict whether investors will find our common shares less attractive if we rely on certain or all of these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our stock price may be more volatile.

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

✓
31.3	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				✓
32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				✓
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				✓

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2023	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dennis Logan
Dennis Logan
Chief Financial Officer
(Principal Financial and Accounting Officer)