Form 10-Q
period 2023-09-30
Planet 13 Holdings Inc.
filed 2023-11-08
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-56374

PLANET 13 HOLDINGS INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	83-2787199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2548 West Desert Inn Road, Suite 100 Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 815-1313

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

As of November 8, 2023, there were 222,247,854 shares of common stock outstanding.

Planet 13 Holdings Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2023

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

Readers are cautioned that forward-looking information and statements are not based on historical facts but instead are based on reasonable assumptions and estimates of our management at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements. Such factors include, among others, our actual financial position and results of operations differing from management’s expectations; our business model; a lack of business diversification; increasing competition in the industry; public opinion and perception of the cannabis industry; expected significant costs and obligations; current reliance on limited jurisdictions; development of our business; access to capital; risks relating to the management of growth; risks inherent in an agricultural business; risks relating to energy costs; risks related to research and market development; risks related to breaches of security at our facilities; reliance on suppliers; risks relating to the concentrated voting control of the Company; risks related to our being a holding company; risks related to service providers withdrawing or suspending services under threat of prosecution; risks related to proprietary intellectual property and potential infringement by third parties; risks of litigation relating to intellectual property; negative clinical trial results; insurance related risks; risk of litigation generally; risks associated with cannabis products manufactured for human consumption, including potential product recalls; risks relating to being unable to attract and retain key personnel; risks relating to obtaining and retaining relevant licenses; risks relating to integration of acquired businesses; risks related to quantifying our target market; risks related to industry growth and consolidation; fraudulent activity by employees, contractors and consultants; cyber-security risks; conflicts of interest; risks related to reputational damage in certain circumstances; leased premises risks; U.S. regulatory landscape and enforcement related to cannabis, including political risks; heightened scrutiny by Canadian regulatory authorities; risks related to capital raising due to heightened regulatory scrutiny; risks related to tax liabilities; risks related to U.S. state and local law and regulations; risks related to access to banks and credit card payment processors; risks related to potential violation of laws by banks and other financial institutions; ability and constraints on marketing products; risks related to lack of U.S. federal trademark and patent protection; risks related to the enforceability of contracts; the limited market for our securities; difficulty for U.S. holders of our common stock to resell over the Canadian Securities Exchange; price volatility of our common stock; uncertainty regarding legal and regulatory status and changes; risks related to legislation and cannabis regulation in the states in which we operate or contemplate future operations; future sales by shareholders; no guarantee regarding use of available funds; currency fluctuations; risks related to entry into the U.S; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent reports.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$36,773,666	$52,356,914
Accounts Receivable	1,220,209	1,326,795
Inventory	14,882,790	13,004,839
Prepaid Expenses and Other Current Assets	3,189,576	3,810,394
Total Current Assets	56,066,241	70,498,942

Property and Equipment	68,259,905	71,466,051
Intangible Assets	31,451,215	69,288,007
Right of Use Assets - Operating	21,418,730	21,168,171
Long-term Deposits and Other Assets	832,853	862,545
Deferred Tax Asset	350,001	346,257

TOTAL ASSETS	$178,378,945	$233,629,973

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current:
Accounts Payable	$2,709,208	$3,112,820
Accrued Expenses	6,318,105	8,072,224
Income Taxes Payable	2,855,316	2,826,501
Notes Payable - Current Portion	884,000	884,000
Operating Lease Liabilities	580,142	479,161
Total Current Liabilities	13,346,771	15,374,706

Long-Term Liabilities:
Operating Lease Liabilities	26,663,701	25,833,071
Warranty Liability	-	18,127
Other Long-term Liabilities	28,000	28,000
Deferred Tax Liability	1,480,695	1,487,204
Total Liabilities	41,519,167	42,741,108

Commitments and Contingencies (refer to Note 16)

SHAREHOLDERS' EQUITY
Common Stock, no par value, 1,500,000,000 shares authorized, 222,247,854 issued and outstanding at September 30, 2023 and 220,470,061 at December 31, 2022	-	-
Preferred Stock, no par value, 50,000,000 shares authorized, 0 issued and outstanding at September 30, 2023 and 0 at December 31, 2022	-	-
Additional Paid-In Capital	314,628,834	312,023,359
Deficit	(177,769,056)	(121,134,494)
Total Shareholders' Equity	136,859,778	190,888,865

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$178,378,945	$233,629,973

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Revenues, net of discounts	$24,788,239	$25,623,217	$75,536,347	$79,729,842
Cost of Goods Sold	(13,715,307)	(15,064,315)	(41,698,369)	(42,445,429)
Gross Profit	11,072,932	10,558,902	33,837,978	37,284,413

Expenses:
General and Administrative	11,340,678	11,309,955	33,567,055	36,807,699
Sales and Marketing	1,348,266	938,269	4,016,503	2,428,947
Lease Expense	767,860	723,955	2,346,885	1,984,252
Impairment Loss	39,649,448	-	39,649,448	-
Depreciation	1,965,607	1,978,403	6,187,650	5,982,392
Total Expenses	55,071,859	14,950,582	85,767,541	47,203,290

Loss From Operations	(43,998,927)	(4,391,680)	(51,929,563)	(9,918,877)

Other Income (Expense):
Interest income, net	284,080	121,285	875,643	193,896
Foreign exchange gain (loss)	203	(1,834)	6,318	(23,000)
Change in fair value of warrant liability	-	197,721	18,127	6,992,955
Other Income, net	98,861	41,487	1,956,064	270,254
Total Other Income	383,144	358,659	2,856,152	7,434,105

Loss Before Provision for Income Taxes	(43,615,783)	(4,033,021)	(49,073,411)	(2,484,772)

Provision For Income Taxes
Current Tax Expense	(2,401,672)	(2,238,493)	(7,571,404)	(7,914,966)
Deferred Tax Recovery	36,465	15,989	10,253	43,617
	(2,365,207)	(2,222,504)	(7,561,151)	(7,871,349)

Net Loss and Comprehensive Loss	$(45,980,990)	$(6,255,525)	$(56,634,562)	$(10,356,121)

Loss per Share
Basic and diluted loss per share	$(0.21)	$(0.03)	$(0.26)	$(0.05)

Weighted Average Number of Shares of Common Stock
Basic and diluted	222,080,513	220,146,277	221,712,138	215,321,796

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Shares of Common Stock	Shares of Preferred Stock	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, January 1, 2022	198,687,950	-	295,838	$245,861,704	$(72,154,194)	$173,707,510

Share based Compensation - RSUs	-	-	-	6,154,338	-	6,154,338
Shares Issued on Acquisition	21,361,002	-	-	56,656,905	-	56,656,905
Replacement Options Issued on Acquisition	-	-	-	1,239,818	-	1,239,818
Shares Issued on Exercise of Options	97,325	-	-	97,980	-	97,980
Net Loss for the Period	-	-	-	-	(10,356,121)	(10,356,121)

Balance, September 30, 2022	220,146,277	-	295,838	$310,010,745	$(82,510,315)	$227,500,430

Balance, January 1, 2023	220,470,061	-	295,838	$312,023,359	$(121,134,494)	$190,888,865

Expirations	-	-	(295,838)	-	-	-
Share based Compensation - RSUs	-	-	-	1,926,595	-	1,926,595
Share based Compensation - RSUs - Taxes Paid in Lieu of Share Issuance	-	-	-	(267,526)	-	(267,526)
Shares Issued on Settlement of RSUs	714,416	-	-	-	-	-
Shares Issued on Exercise of Purchase Option	1,063,377	-	-	946,406	-	946,406
Net Loss for the Period	-	-	-	-	(56,634,562)	(56,634,562)

Balance, September 30, 2023	222,247,854	-	-	$314,628,834	$(177,769,056)	$136,859,778

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In United States Dollars)

	Nine Months Ended
	September 30,	September 30,
	2023	2022
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(56,634,562)	$(10,356,121)
Adjustments for items not involving cash:
Shared based compensation expense	1,926,595	6,154,338
Non-cash lease expense	3,840,610	3,364,265
Depreciation	9,184,602	8,156,634
Change in fair value of warrant liability	(18,127)	(6,992,955)
Loss on translation of warrant liability	-	(12,612)
Loss on disposal of fixed assets	153	4,048
Deferred tax recovery	(6,509)	-
Impairment of intangible assets	39,649,448	-
Proceeds from lease incentive	-	1,100,000
Lease incentive amortization	(78,347)	(238,469)
	(2,136,137)	1,179,127

Net Changes in Non-cash Working Capital Items	(3,256,283)	3,800,775
Repayment of lease liabilities	(3,078,748)	(2,645,471)
Total Operating	(8,471,168)	2,334,432

FINANCING ACTIVITIES
RSU withholding taxes paid in lieu of share issuance	(267,526)	-
Proceeds from exercise of warrants and options	-	97,980
Total Financing	(267,526)	97,980

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6,043,180)	(14,642,193)
Proceeds from sales of fixed assets	64,876	-
Purchase of 51% interest in Planet 13 Illinois	(866,250)	-
Net cash acquired through NGW acquisition	-	1,493,922
Total Investing	(6,844,554)	(13,148,271)

Effect of foreign exchange on cash	-	3,103

NET CHANGE IN CASH DURING THE PERIOD	(15,583,248)	(10,712,756)

CASH
Beginning of Period	52,356,914	61,588,843

End of Period	$36,773,666	$50,876,087

Supplemental cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

1. Nature of Operations

Planet 13 Holdings Inc. (“Planet 13” or the “Company”) was originally incorporated under the Canada Business Corporations Act on April 26, 2002 and continued under the British Columbia Business Corporations Act on September 24, 2019.

On September 15, 2023 (the “Effective Date”), Planet 13 Holdings Inc., a British Columbia corporation (“Planet 13 BC”) filed articles of domestication and articles of incorporation with the Secretary of State of the State of Nevada and changed its jurisdiction from the Province of British Columbia, Canada, to the State of Nevada (the “Domestication”), pursuant to a court-approved plan of arrangement (“Plan of Arrangement”).

On the Effective Date, pursuant to the Plan of Arrangement and by operation of law, all the rights, privileges and powers of Planet 13 BC, all property owned by Planet 13 BC, all debt due to Planet 13 BC, and all other causes of action belonging to Planet 13 BC immediately prior to the Effective Date remain vested in, or attached to, the Company following the Effective Date.

On the Effective Date, each holder of issued and outstanding common share of Planet 13 BC (the “Common Shares”) was deemed to receive one share of common stock of the Company (“Common Stock”), without any action required on the part of the holder thereof. Additionally, each holder of outstanding options to purchase Common Shares was deemed to receive options to purchase an equal number of shares of Common Stock at the same exercise price per share and otherwise the same terms under the Planet 13 Holdings Inc. 2018 Stock Option Plan, and each holder of restricted share units was deemed to receive restricted share units for an equal number of shares of the Common Stock and otherwise with the same terms and conditions under the Planet 13 Holdings Inc. 2018 Share Unit Plan.

Unless the context otherwise requires or otherwise expressly states, all references in this Quarterly Report on Form 10-Q to Common Shares or common shares refer to the Company’s capital stock prior to the Domestication and all references to shares of Common Stock or common stock refer to the Company’s capital stock after the Domestication.

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

Planet 13 is a public company with common stock listed on the Canadian Securities Exchange (“CSE”) under the symbol PLTH and quoted on the OTCQX exchange under the symbol “PLNH”.  Prior to the Domestication, the Company’s Common Shares were quoted on the OTCQX under the symbol “PLNHF”.

The Company’s registered office and head office address is 2548 W. Desert Inn Road, Las Vegas, NV 89109.

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

These unaudited condensed consolidated interim financial statements were authorized for issuance by the Board of Directors of the Company on November 8, 2023.

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

These unaudited condensed consolidated interim financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Subsidiaries as at September 30, 2023	Jurisdiction of Incorporation	Ownership Interest 2023	Ownership Interest 2022	Nature of Business

MM Development Company, Inc. ("MMDC")	Nevada, USA	100%	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Management/holding company
LBC CBD LLC ("LBC")	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	100%	Holding company
Next Green Wave, LLC	California, USA	100%	100%	California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	100%	49%	Illinois license holding company
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company for By The Slice LLC
By The Slice, LLC	Nevada, USA	100%	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Florida, Inc.	Florida, USA	100%	100%	Florida license holding company
Club One Three, LLC	Nevada, USA	100%	100%	Inactive

ii)	Functional currency

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

The Company is an “Emerging Growth Company”, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it has taken advantage of certain exemptions that are not applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

	September 30,	December 31,
	2023	2022

Raw materials	$5,185,502	$5,209,667
Packaging and miscellaneous	1,971,209	1,584,659
Work in progress	2,891,874	1,965,052
Finished goods	4,834,205	4,245,461
	$14,882,790	$13,004,839

Cost of Inventory is recognized as an expense when sold and included in the cost of goods sold. During the three and nine months ended September 30, 2023, the Company recognized $13,715,307 and $41,698,369 (2022 - $15,064,315 and $42,445,429) of inventory expensed to cost of goods sold.

4. Prepaid Expenses and Other Current Assets

	September 30,	December 31,
	2023	2022

Security deposits	$743,548	$1,399,424
Prepaid rent	390,655	348,433
Insurance	722,688	678,402
License fees	657,112	776,717
Miscellaneous	675,573	607,418
	$3,189,576	$3,810,394

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

5. Property and Equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2022	$6,374,511	$13,963,025	$12,799,645	$63,555,792	$3,528,703	$100,221,676
Additions	210,830	1,979,925	983,240	497,389	2,371,796	6,043,180
Disposals	-	-	(199,870)	-	-	(199,870)
At September 30, 2023	$6,585,341	$15,942,950	$13,583,015	$64,053,181	$5,900,499	$106,064,986

Depreciation

At December 31, 2022	$231,522	$540,648	$6,333,865	$21,649,590	$-	$28,755,625
Additions	26,628	262,146	1,984,042	6,911,786	-	9,184,602
Disposals	-	-	(135,146)	-	-	(135,146)
At September 30, 2023	$258,150	$802,794	$8,182,761	$28,561,376	$-	$37,805,081

Carrying amount

At December 31, 2022	$6,142,989	$13,422,377	$6,465,780	$41,906,202	$3,528,703	$71,466,051
At September 30, 2023	$6,327,191	$15,140,156	$5,400,254	$35,491,805	$5,900,499	$68,259,905

As at September 30, 2023, costs related to the construction of facilities were capitalized as construction in progress and not depreciated. Once construction is completed, the construction in progress balance is moved to the appropriate fixed asset account and depreciation commences. The contractual construction commitment as of September 30, 2023 was $7,652,142 ( December 31, 2022 - $0).

For the nine months ended September 30, 2023, depreciation expense was $9,184,602 (2022 - $8,156,634) of which $2,996,952 (2022 - $2,174,242) was included in cost of goods sold.

During the nine months ended September 30, 2023, no amounts were transferred from Construction in Progress to the other fixed accounts.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

6. Intangible Assets

	Retail Dispensary Santa Ana	Retail Dispensary Clark County	Cultivation and Production Clark County	Master License Florida	Cultivation Coalinga CA	Retail Dispensary Waukegan IL	Other	Total
Gross carrying amount

Balance, December 31, 2022	$6,151,343	$690,000	$709,798	$55,846,866	$6,232,222	$-	$30,000	$69,660,229
Additions	-	-	-	-	-	1,812,656	-	1,812,656
Balance at September 30, 2023	$6,151,343	$690,000	$709,798	$55,846,866	$6,232,222	$1,812,656	$30,000	$71,472,885

Amortization

Balance, December 31, 2022	$-	$-	$-	$-	$372,222	$-	$-	$372,222
Additions	-	-	-	-	-		-	-
Impairment Loss	-	-	-	39,649,448	-	-	-	39,649,448
Balance at September 30, 2023	$-	$-	$-	$39,649,448	$372,222	$-	$-	$40,021,670

Carrying amount

Balance at December 31, 2022	$6,151,343	$690,000	$709,798	$55,846,866	$5,860,000	$-	$30,000	$69,288,007
Balance at September 30, 2023	$6,151,343	$690,000	$709,798	$16,197,418	$5,860,000	$1,812,656	$30,000	$31,451,215

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

The following table summarizes the allocation of consideration exchanged to the estimated fair value of tangible and intangible assets acquired:

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Consideration paid:

Cash	$14,788
Issuance of 21,361,002 Common Shares	56,320,332
Issuance of 1,106,925 replacement options	1,239,818
$57,574,938

Fair value of net assets acquired:

Cash	$1,493,922
Inventory	3,077,367
Accounts Receivable	1,374,142
Property, plant and equipment	16,229,350
Intangible assets	13,180,000
Goodwill	25,802,688
Accounts Payable and Accrued Liabilities	(233,158)
Income taxes payable	(125,445)
Deferred tax liability	(3,223,928)
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

In connection with the NGW transaction, the Company expensed $1,238,379 of acquisition-related costs, which have been included in general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss for the period ended September 30, 2022.

The following table reflects the revenue, gross profit and comprehensive loss that would have been reported if the acquisition had occurred at the beginning of the period indicated:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Reported	NGW	Pro Forma	As Reported	NGW	Pro Forma

Revenue, net of discounts	$25,623,217	$-	$25,623,217	$79,729,842	$870,651	$80,600,493
Gross Profit	10,558,902	-	10,558,902	37,284,413	(131,700)	37,152,713
Comprehensive loss for the period	(6,255,525)	-	(6,255,525)	(10,356,121)	(868,125)	(11,224,246)

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Florida License Impairment

Effective September 15, 2023, the Company completed the Domestication. In connection therewith, the Company engaged an independent valuation firm to provide a valuation report for each of its subsidiary entities. The results of the valuation process indicated that the value of the Company’s Florida subsidiary was less than the carrying amount of such subsidiary. Consequently, the Company recorded an impairment charge of $39,649,448 against the carrying value of its Florida master license. The impairment loss is reflected in the income statement under the caption “Impairment Loss.”

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

The following table provides the components of lease costs recognized in the unaudited interim condensed consolidated statement of operations and comprehensive loss for the three- and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Operating lease costs	$1,257,099	$1,183,959	$3,756,133	$3,364,265
Short term lease expense	10,219	3,473	35,196	5,057
Total lease costs	$1,267,318	$1,187,432	$3,791,329	$3,369,322

Other information related to operating and finance leases as of and for the nine months ended September 30, 2023 and 2022 are as follows:

	September 30, 2023		September 30, 2022
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease

Weighted average discount rate	15.00%	15.00%	15.00%	15.00%
Weighted average remaining lease term	-	12.94	0.14	16.21

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The maturity of the contractual undiscounted lease liabilities as of September 30, 2023 and  December 31, 2022 are:

	2023	2022
	Operating	Operating
	Lease	Lease

One year	$4,314,119	$4,052,167
Two years	4,438,296	4,214,502
Three years	4,445,139	4,302,534
Four years	4,495,801	4,303,434
Five years	4,676,167	4,389,610
Thereafter	57,498,479	58,274,870

Total undiscounted lease liabilities	79,868,001	79,537,117
Interest on lease liabilities	(52,624,158)	(53,224,885)
Total present value of minimum lease payments	27,243,843	26,312,232
Lease liability - current portion	(580,142)	(479,161)
Lease liability	$26,663,701	$25,833,071

Principally all leases relate to real estate.

For the three and nine months ended September 30, 2023, the Company incurred $1,257,099 and $3,756,133 of operating lease costs (2022 - $1,183,959 and $3,364,265), of which $489,239 and $1,409,248, respectively (2022 - $460,004 and $1,380,013) was allocated to cost of goods sold.

See Note 14 for additional supplemental cash flow information related to leases.

8. Notes Payable

	September 30,	December 31,
	2023	2022

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	884,000	884,000

	$884,000	$884,000
Less current portion	(884,000)	(884,000)
	$-	$-

Stated maturities of debt obligations are as follow:

Next 12 months Promissory Note		$884,000

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

9. Share Capital

The Company is authorized to issue 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

		Number of Shares of Common Stock

		September 30,	December 31,
		2023	2022
Common Stock
Balance at January 1		220,470,061	198,687,950
Shares issued on settlement of RSUs	i.	714,416	81,084
Shares issued on exercise of options	ii.	-	97,325
Shares issued on exercise of warrants	iii.	-	242,700
Shares issued on acquisition (Note 6)	iv.	-	21,361,002
Shares issued on exercise of purchase option (Note 6)	v.	1,063,377	-

Total shares of common stock outstanding		222,247,854	220,470,061

i. Shares issued for Restricted Share Units

During the nine months ended September 30, 2023, no RSUs were awarded, 1,191,923 RSUs vested (of which 477,507 RSUs were surrendered in exchange for tax withholding payments), 714,416 RSUs settled and 81,159 RSUs were cancelled.  The Company did not receive any cash proceeds on the settlement of the RSUs.

During the year ended December 31, 2022, the Company issued 81,084 common shares on the settlement of RSUs that had vested during the period. The Company did not receive any cash proceeds on the settlement.

ii. Shares issued for Stock Options

During the nine months ended September 30, 2023, no options were awarded, vested, settled or cancelled and 189,393 options expired.

During the year ended December 31, 2022, the Company issued 97,325 common shares on the exercise of options that had a strike price of CAD$1.31 per common share resulting in cash proceeds of $97,980 (CAD$127,496).

iii. Shares issued on the exercise of Warrants

During the nine months ended September 30, 2023, 5,206,463 warrants expired unexercised.

During the year ended December 31, 2022, the Company issued 242,700 common shares to warrant holders who exercised 242,700 warrants resulting in cash proceeds of $1,044,258 (CAD$1,407,660).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

10. Warrants

The following table summarizes the fair value of the warrant liability at September 30, 2023 and  December 31, 2022.

	September 30,	December 31,
	2023	2022

Balance - beginning of period	$18,127	$7,206,049
Expirations	(18,127)	-
Foreign exchange	-	(10,117)
Change in fair value	-	(7,177,805)
Balance - end of period	$-	$18,127

The warrant liability is adjusted to fair value on the date the warrants are exercised and at the end of each reporting period. The amount that is reclassified to equity on the date of exercise is the fair value at that date.

The following table summarizes the number of warrants outstanding at September 30, 2023 and  December 31, 2022.

	September 30, 2023	Weighted Average Exercise Price - CAD	December 31, 2022	Weighted Average Exercise Price - CAD

Balance - beginning of period	5,206,463	$8.88	8,861,951	$7.46
Exercised	-	$-	(242,700)	$5.80
Expired	(5,206,463)	$8.88	(3,412,788)	$5.41
Balance - end of period	-	$-	5,206,463	$8.88

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and  December 31, 2022:

	Quoted prices in active markets for identical asset (Level 1)	Total
September 30, 2023
Warrant liability	$-	$-

December 31, 2022
Warrant liability	$(18,127)	$(18,127)

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

11. Share Based Compensation

At the 2023 Annual General and Special Meeting, the shareholders of Planet 13 BC voted to approve and adopt the Planet 13 Holdings Inc. 2023 Equity Incentive Plan (the “2023 Equity Plan”), which was contingent upon the completion of the Domestication, and became effective on the Effective Date. As of the Effective Date, the Company may not grant any new awards under the Planet 13 Holdings Inc. 2018 Stock Option Plan and Planet 13 Holdings Inc. 2018 Share Unit Plan (collectively, the “Prior Plans”), and the Prior Plans will continue to govern awards previously granted under them.

A total of 22,000,000 shares of Common Stock are available for grants under the 2023 Equity Plan and all other security based compensation arrangements of the Company, including the Prior Plans (the “Total Share Reserve”). Any outstanding awards under the Prior Plans on the Effective Date count towards the Total Share Reserve. As of the Effective Date, 1,926,861 awards issued under the Prior Plans remained outstanding and, as of September 30, 2023, a maximum number of 20,073,139 shares of Common Stock are available for issuance under the 2023 Equity Plan, subject to adjustment pursuant to the terms of the 2023 Equity Plan.

(a) Stock Options

The Company had established the 2018 Stock Option Plan (the “Option Plan”) for employees, management, directors, and consultants of the Company, as designated and administered by a committee of the Company’s Board of Directors. Under the Option Plan, the Company could grant options for up to 10% of the issued and outstanding common shares of the Company. The maximum term of an option is five years, and the related vesting period runs from immediate to the life of the grant.

During the three and nine months ended September 30, 2023 and the year ended December 31, 2022

No incentive stock options were granted during the three and nine months ended September 30, 2023 or the year ended December 31, 2022. During the year ended December 31, 2022, the Company issued 1,106,925 options in connection with the NGW transaction (see Note 6).  The replacement options were fully vested upon issuance.

The following table summarizes information about stock options outstanding at September 30, 2023:

	Exercise price	September 30, 2023	September 30, 2023	December 31, 2022	December 31, 2022
Expiry Date	CAD$	Outstanding	Exercisable	Outstanding	Exercisable

November 21, 2024	$1.31	185,203	185,203	185,203	185,203
February 27, 2025	$1.31	51,525	51,525	51,525	51,525
December 15, 2025	$3.06	269,075	269,075	269,075	269,075
September 30, 2026	$4.37	97,322	97,322	120,222	120,222
July 6, 2025	$1.31	-	-	97,325	97,325
June 11, 2023	$0.80	-	-	61,668	61,668
June 30, 2024	$2.60	-	-	7,500	7,500
		603,125	603,125	792,518	792,518

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the continuity of stock options for the period presented:

	September 30, 2023	Weighted Average Exercise Price - CAD	December 31, 2022	Weighted Average Exercise Price - CAD

Balance - beginning of period	792,518	$2.34	169,168	$2.01
Issued	-	-	1,106,925	2.58
Exercised	-	-	(97,325)	1.31
Expired	(189,393)	0.80	(386,250)	3.11
Balance - end of period	603,125	$2.47	792,518	$2.34

Share based compensation expense attributable to employee options was $0 and $0 for the nine months ended September 30, 2023 and 2022, respectively. The fair value of the replacement options issued during the year ended  December 31, 2022 of $1,239,818 was recognized as part of the consideration paid related to the business combination of NGW (Note 6).

The total intrinsic value of stock options exercised, outstanding and exercisable as of September 30, 2023, was $0, $0 and $0, respectively.

The total intrinsic value of stock options exercised, outstanding and exercisable as of  December 31, 2022 was $0.

(b) Restricted Share Units

The Company had established the 2018 Share Unit Plan (the “RSU Plan”) for employees, management, directors, and consultants of the Company, as designated and administered by a committee of the Company’s Board of Directors. Under the RSU Plan, the Company could grant RSUs and/or options for up to 10% of the issued and outstanding common shares of the Company.  The maximum term of an RSU grant is five years and the related vesting period runs from immediate to the life of the grant.

The following table summarizes the RSUs that are outstanding as at September 30, 2023 and  December 31, 2022:

	September 30,	December 31,
	2023	2022

Balance - beginning of period	2,464,928	2,591,929
Exercised	(714,416)	(81,084)
Surrendered for taxes	(477,507)	-
Forfeited	(81,159)	(45,917)
Balance - end of period	1,191,846	2,464,928

The Company recognized $602,977 and $1,926,595 in share-based compensation expense attributable to the RSU vesting schedule for the three and nine months ended September 30, 2023 ($2,037,765 and $6,154,338 for the three and nine months ended September 30, 2022).

During the nine months ended September 30, 2023

No RSUs were granted, and 1,191,923 RSUs vested and were exercised, of which 477,507 were surrendered in exchange for payment of tax withholdings.  The Company did not receive any cash proceeds from the settlement of the RSUs.

During the nine months ended  September 30, 2022

No RSUs were granted, exercised or vested.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

12. Loss Per Share

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Loss available to common shareholders	$(45,980,990)	$(6,255,525)	$(56,634,562)	$(10,356,121)

Weighted average number of shares outstanding, basic and diluted	222,080,513	220,146,277	221,712,138	215,321,796

Basic and diluted loss per share	$(0.21)	$(0.03)	$(0.26)	$(0.05)

1,926,861 and 12,328,398 potentially dilutive securities for the three and nine months ended September 30, 2023 and 2022, respectively, were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to the net losses for such periods.

13. General and Administrative

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Salaries and wages	$3,873,582	$3,574,834	$11,417,701	$11,369,684
Share based compensation	602,977	2,037,765	1,926,595	6,154,338
Executive compensation	701,329	780,169	2,168,610	2,214,009
Licenses and permits	594,162	710,951	1,845,608	2,168,616
Payroll taxes and benefits	826,827	929,679	2,556,998	2,990,456
Supplies and office expenses	408,404	258,468	1,074,602	758,924
Subcontractors	527,039	399,982	1,559,001	1,532,880
Professional fees (legal, audit and other)	2,312,808	947,922	6,898,241	4,458,370
Miscellaneous general and administrative expenses	1,493,550	1,670,185	4,119,699	5,160,422
	$11,340,678	$11,309,955	$33,567,055	$36,807,699

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

14. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,	September 30,
Change in Working Capital	2023	2022

Accounts Receivable	106,586	1,363,675
Inventory	(1,877,951)	3,831,613
Prepaid Expenses and Other Assets	620,819	923,625
Long-term Deposits and Other Assets	29,692	199,109
Deferred Tax Assets	(3,744)	(43,617)
Accounts Payable	(403,917)	(259,295)
Accrued Expenses	(1,756,583)	(1,109,964)
Income Taxes Payable	28,815	(1,104,371)
	$(3,256,283)	$3,800,775

Cash Paid

Interest Paid On Leases	$3,055,862	$-
Income Taxes	$7,540,000	$7,925,000

Non-cash Financing and Investing Activities

Shares Issued on Exercise of Purchase Option	$946,406	$-
Initial Recognition of Fair Value of Net Assets Acquired in NGW Acquisition in Exchange for Shares, excluding Cash	$-	$22,109,890
Initial Recognition of ROU Assets and Lease Liabilities	$-	$2,326,202
Lease additions	$954,496	$-
Fixed Asset Amounts in Accounts Payable	$305	$363,077
Reclassification of long term lease liabilities to current	$100,982	$24,659
Early Termination of Operating Lease	$-	$371,381

15. Related Party Transactions and Balances

Related party transactions are summarized as follows:

(a) Building Lease

Prior to March 15, 2022, the Company was the sub-lessee of approximately 2,000 square feet of office space and purchased certain printed marketing collateral and stationery items from a company owned by one of the Company’s Co-CEOs. This entity was sold to an unrelated third-party on March 15, 2022. Amounts paid for rent for the nine months ended September 30, 2023 and 2022 to the related party equaled $nil and $6,010, respectively.  Amounts paid for printed marketing collateral and stationery items to the related party were $nil and $183,914 for the nine months ended September 30, 2023 and 2022, respectively.

(b) Other

A company previously owned by one of the Company’s Co-CEOs until March 15, 2022 paid the Company for storage space. Amounts paid to the Company from the related party for storage space were $nil and $5,968 for the nine months ended September 30, 2023 and 2022, respectively, and is recorded in Other Income for such period.

For the three-month period ended  September 30, 2023, no amounts were due to related parties ( December 31, 2022 - $nil).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

16. Commitments and Contingencies

(a) Construction Commitments

The Company had $7,652,142 of outstanding construction commitments as of September 30, 2023.

(b) Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at September 30, 2023, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At September 30, 2023, and December 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Liquidity risk

The Company’s approach to managing risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of September 30, 2023, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases and taxes. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been the public issuance of common equity. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

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

Currency rate risk

As at September 30, 2023, a portion of the Company’s financial assets and liabilities held in Canadian dollars consist of cash of $175,535 ( December 31, 2022 - $1,172,859). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

The Company’s exposure to a 10% change in the foreign exchange rate at  September 30, 2023 equals $17,554.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

18. Disaggregated Revenue

The following table presents the Company’s disaggregated revenue by sales channel:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Retail	$20,423,455	$19,714,983	$62,136,357	$69,660,303
Wholesale	4,364,784	5,908,234	13,399,990	10,069,539

Net revenues	$24,788,239	$25,623,217	$75,536,347	$79,729,842

19. Government Assistance Program

On March 18, 2020, the Families First Coronavirus Act was enacted (“FFCRA”). On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES”) was enacted. Together, these acts created refundable payroll tax credits for paid sick leave, paid family leave and an employee retention credit.  The CARES Act was subsequently modified by the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit under the CARES Act for the first and second quarters of 2021. The American Rescue Act of 2021 further modified and extended the CARES Act for the third and fourth quarters of 2021. These acts provide for a refundable credit against certain employment taxes, including FICA, Medicare and deposits of employee payroll withholding taxes. Income tax credits are not provided for under these acts. The ERC credit, as modified by the foregoing, increased the available credit from 50% of qualified wages of up $10,000 per quarter paid to an employee, or $5,000 per qualified employee per quarter, to 70% of qualified wages of up to $10,000 per quarter, or $7,000 per qualified employee per quarter. The Company qualifies for the ERC credit under the CARES Act, as modified.  On June 15, 2023, the Company’s wholly-owned subsidiary, MM Development Company, Inc., received and recorded payment from the Internal Revenue Service in the amount of $1,955,711 related to the ERC credit for the first quarter of 2021. This amount is included in Other Income, Net on the Company’s Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine month periods ended  September 30, 2023.  The Company accounted for the ERC credit pursuant to the guidance established in ASC 450-30, Gain Contingencies.

20. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three and nine months ended September 30, 2023. It is supplemental to, and should be read in conjunction with, our unaudited condensed interim consolidated financial statements for the three and nine months ended September 30, 2023 and 2022, and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

In this MD&A, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” or “Planet 13” refer to Planet 13 Holdings Inc. together with its wholly-owned subsidiaries.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States and Canadian securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosures Regarding Forward-Looking Statements,” identified in this Quarterly Report on Form 10-Q. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements and information.

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

As of September 30, 2023, we employed approximately 600 people and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensaries, while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California licensed cannabis cultivation, production and distribution activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing activities, (d) Planet 13 Florida, Inc. (“Planet 13 Florida”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) Planet 13 Illinois, LLC (“Planet 13 Illinois”) which holds a conditional Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

Nevada

As of September 30, 2023, we held the following licensed operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the superstore in Las Vegas with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and one small indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, and (e) one cannabis distribution license.

At the Planet 13 Las Vegas Superstore, we also offer ancillary services to our customers, including a restaurant with a liquor license, a retail store, and our online cannabidiol (“CBD”) store which also sells products in our facility.

California

As of September 30, 2023, we held the following licensed operations in California: (a) an adult-use dispensary superstore co-located with a distribution license at our 33,000 square foot facility in Santa Ana which we built and opened on July 1, 2021 (the “Planet 13 OC Superstore”), (b) an adult-use medium indoor cultivation license co-located with a distribution license at our 35,000 square foot facility in Coalinga, and (c) an adult-use manufacturer Type 6 license at a 4,000 square foot facility in Coalinga.

Florida

As of September 30, 2023, we are continuing capital outlays to utilize our Florida MMTC license. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of September 30, 2023, there were 22 companies with MMTC licenses in Florida, two of which are not yet operational. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate.

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

See Recent Developments for further information related to the Company’s Florida operations and its planned acquisition of VidaCann, LLC.

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

COVID-19 Pandemic Update for Third Quarter 2023

The long-term economic impact of COVID-19 remains unknown and may result in significant impact or changes to ongoing international or national fiscal or enforcement policies, inflation, supply chains, customer purchasing and shopping habits, and other key metrics, any of which could have a significant or material negative effect on the Company.

Recent Developments

The following are recent developments occurring in the three months ended September 30, 2023, and following that period until the filing date of this Form 10-Q:

VidaCann Membership Interest Purchase Agreement

On August 28, 2023, we entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with VidaCann, LLC (“VidaCann”), Loop’s Dispensaries, LLC (“Dispensaries”), Ray of Hope 4 Florida, LLC (“Ray of Hope”) and Loops Nursery & Greenhouses, Inc. (“Nursery” and together with Dispensaries and Ray of Hope, the “Sellers”), David Loop (“Loop”) and Mark Ascik (together with Loop, the “Indemnifying Members”) and Loop, solely in his capacity as Seller Representative, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company will acquire from the Sellers all of the membership interests in VidaCann (the “Transaction”).

Pursuant to the Purchase Agreement, the Company will acquire VidaCann from the Sellers for agreed consideration at closing of the Transaction (the “ Closing”) equal to the sum of: (i) 78,461,538 shares of common stock of the Company (the “ Base Share Consideration”), of which 1,307,698 shares will be issued to VidaCann’s industry advisor (the “ VC Advisor”) ; (ii) a cash payment of US$4,000,000 (the “ Closing Cash Payment”); and (iii) promissory notes to be issued by the Company to the Sellers in the aggregate principal amount of US$5,000,000, with each of the above components subject to adjustments as set out in the Purchase Agreement. Based on the closing price of the Company’s common shares of (CAD$0.69) US$0.5071 as of August 25, 2023 on the Canadian Securities Exchange (the “ CSE”) (based on the Bank of Canada CAD to USD exchange rate on August 25, 2023 of CAD$1.00=US$1.3606), the total consideration was valued at approximately US$48.9 million at that time. The Purchase Agreement contemplates that VidaCann will continue to have US$3,000,000 of bank indebtedness and US$1,500,000 or less of related party notes to former VidaCann owners at the Closing.

The Purchase Agreement contains customary representations, warranties and covenants. The Sellers and VidaCann have agreed to use commercially reasonable efforts to operate their business in the ordinary course consistent with past practice prior to the Closing and to refrain from taking certain actions without the Company’s consent. The parties have each agreed to use their respective reasonable best efforts to consummate the Transaction, including to obtain required regulatory approvals and certain consents.

The Sellers, Indemnifying Members and the Company have each agreed to customary indemnification obligations with respect to breaches of their respective representations and warranties and failures to perform their respective obligations under the Purchase Agreement following the Closing. The Indemnifying Members’ indemnification obligations are subject to certain customary limitations and deductibles.

The Transaction is expected to close in, or immediately prior to, the first quarter of 2024, subject to the satisfaction or waiver of certain conditions set forth in the Purchase Agreement, including, among others, (i) the sale of the Company’s MMTC license in Florida to a third party, including any regulatory approvals required to effectuate the sale; (ii) the receipt of all regulatory consents from governmental authorities related to the operation of a cannabis business and consents required by the CSE; (iii) the receipt of certain third-party contractual consents and entry into certain other contractual arrangements; (iv) the entry into a non-compete agreement between the Company and each of the Indemnifying Members and Bobby Loehr; (v) the absence of any law or governmental order prohibiting the consummation of the Transaction; (vi) the accuracy of the parties respective representations and warranties; and (vii) the performance by the parties of their respective obligations under the Purchase Agreement.

The Sellers will be granted the right on closing to nominate one additional (fifth), director to the board of directors of the Company (the “ Board”).

The Board has received a fairness opinion from Evans & Evans, Inc. (“ Evans & Evans”) to the effect that, in its opinion, and based upon and subject to the assumptions, limitations and qualifications set forth therein, the consideration to be paid by the Company is fair, from a financial point of view, to the Company’s shareholders. The fee paid to Evans & Evans in connection with the delivery of its fairness opinion is not contingent on the successful implementation of the Transaction.

Post-transaction, and based on the number of outstanding shares as of August 28, 2023, the former equity holders of VidaCann, along with the VC Advisor, are expected to have approximately 26.09% pro forma ownership in the Company on a fully diluted basis, before factoring in any adjustments to the Base Share Consideration. Each Seller and each equityholder of a Seller that holds over 5% in direct or indirect interest in VidaCann and receives Base Share Consideration will be subject to a lock-up agreement restricting trading of the shares received, with the release of one-third of shares from such restrictions six months following Closing and each subsequent six months thereafter.

The Purchase Agreement contains customary termination provisions, including the ability to terminate in the event the Transaction has not been completed by April 30, 2024.

Domestication

On September 15, 2023 (the “Effective Date”), Planet 13 Holdings Inc., a British Columbia corporation (“Planet 13 BC”) filed articles of domestication and articles of incorporation with the Secretary of State of the State of Nevada and changed its jurisdiction from the Province of British Columbia, Canada, to the State of Nevada (the “Domestication”), pursuant to a court-approved plan of arrangement (“Plan of Arrangement”).

On the Effective Date, pursuant to the Plan of Arrangement and by operation of law, all the rights, privileges and powers of Planet 13 BC, all property owned by Planet 13 BC, all debt due to Planet 13 BC, and all other causes of action belonging to Planet 13 BC immediately prior to the Effective Date remain vested in, or attached to, the Company following the Effective Date.

On the Effective Date, each holder of issued and outstanding common share of Planet 13 BC (the “Common Shares”) was deemed to receive one share of common stock of the Company (“Common Stock”), without any action required on the part of the holder thereof. Additionally, each holder of outstanding options to purchase Common Shares was deemed to receive options to purchase an equal number of shares of Common Stock at the same exercise price per share and otherwise the same terms under the Planet 13 Holdings Inc. 2018 Stock Option Plan, and each holder of restricted share units was deemed to receive restricted share units for an equal number of shares of the Common Stock and otherwise with the same terms and conditions under the Planet 13 Holdings Inc. 2018 Share Unit Plan.

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

Results of Operations

	Three Months Ended
	September 30,	September 30,	Percentage
Expressed in USD$	2023	2022	Change
Revenue
Net revenue	24,788,239	25,623,217	(3.3)%
Cost of Goods Sold	(13,715,307)	(15,064,315)	(9.0)%
Gross Profit	11,072,932	10,558,902	4.9%
Gross Profit Margin %	44.7%	41.2%

Expenses
General and Administrative	11,340,678	11,309,955	0.3%
Sales and Marketing	1,348,266	938,269	43.7%
Lease expense	767,860	723,955	6.1%
Impairment loss	39,649,448	—	-
Depreciation and Amortization	1,965,607	1,978,403	(0.6)%
Total Expenses	55,071,859	14,950,582	268.4%

Income (Loss) From Operations	(43,998,927)	(4,391,680)	901.9%

Other Income (Expense):
Interest expense, net	284,080	121,285	134.2%
Foreign exchange gain (loss)	203	(1,834)	(111.1)%
Change in fair value of warrants	—	197,721	(100.0)%
Other income	98,861	41,487	138.3%
Total Other Income	383,144	358,659	6.8%

Loss for the period before tax	(43,615,783)	(4,033,021)	981.5%
Provision for income tax (current and deferred)	2,365,207	2,222,504	6.4%
Loss for the period	(45,980,990)	(6,255,525)	635.0%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.21)	$(0.03)

Weighted Average Number of Shares Outstanding
Basic and diluted	222,080,513	220,146,277

	Nine Months Ended
	September 30,	September 30,	Percentage
Expressed in USD$	2023	2022	Change
Revenue
Net revenue	75,536,347	79,729,842	(5.3)%
Cost of Goods Sold	(41,698,369)	(42,445,429)	(1.8)%
Gross Profit	33,837,978	37,284,413	(9.2)%
Gross Profit Margin %	44.8%	46.8%

Expenses
General and Administrative	33,567,055	36,807,699	(8.8)%
Sales and Marketing	4,016,503	2,428,947	65.4%
Lease expense	2,346,885	1,984,252	18.3%
Impairment loss	39,649,448	—	-
Depreciation and Amortization	6,187,650	5,982,392	3.4%
Total Expenses	85,767,541	47,203,290	81.7%

Income (Loss) From Operations	(51,929,563)	(9,918,877)	423.5%

Other Income (Expense):
Interest expense, net	875,643	193,896	351.6%
Foreign exchange gain (loss)	6,318	(23,000)	(127.5)%
Change in fair value of warrants	18,127	6,992,955	(99.7)%
Other income	1,956,064	270,254	623.8%
Total Other Income	2,856,152	7,434,105	(61.6)%

Loss for the period before tax	(49,073,411)	(2,484,772)	1875.0%
Provision for income tax (current and deferred)	(7,561,151)	(7,871,349)	(3.9)%
Loss for the period	(56,634,562)	(10,356,121)	446.9%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.26)	$(0.05)

Weighted Average Number of Shares Outstanding
Basic and diluted	221,712,138	215,321,796

We experienced a 3.3% decrease in net revenue during the three months ended September 30, 2023, and a 5.3% decrease for the nine months ended September 30, 2023 when compared to the three and nine months ended September 30, 2022. The decrease is primarily attributable to a reduction in the number of customers at our Planet 13 Las Vegas Superstore location compared to the prior year periods, partially offset by an increase in wholesale revenue from the NGW cultivation operations in California, and an increase in net wholesale revenue in Nevada. Overall, net revenue decreased by $834,978 or 3.3% during the three months ended September 30, 2023, and decreased by $4,193,495 or 5.3% during the nine months ended September 30, 2023 when compared to the three and nine months ended September 30, 2022. We believe that a potential economic downturn and increase in inflation, including the increase in the price of gasoline and the increase in interest rates, combined to reduce the disposable income of our customers during the nine months ended September 30, 2023 and also had an impact on the number of customers and tourists visiting the Planet 13 Las Vegas Superstore and our other retail locations during the nine months ended September 30, 2023 when compared to the prior year period.

Details of net revenue by product category are as follows:

	Three Months Ended
	September 30,	September 30,	Percentage
	2023	2022	Change
Flower	$8,067,814	$9,203,668	(12.3)%
Concentrates	7,097,302	7,064,277	0.5%
Edibles	3,913,228	4,140,211	(5.5)%
Topicals and Other Revenue	1,345,109	1,467,792	(8.4)%
Wholesale	4,364,786	3,747,269	16.5%
Net revenue	$24,788,239	$25,623,217	(3.3)%

	Nine Months Ended
	September 30,	September 30,	Percentage
	2023	2022	Change
Flower	$24,079,127	$28,036,203	(14.1)%
Concentrates	21,206,920	22,406,354	(5.4)%
Edibles	12,872,103	14,119,412	(8.8)%
Topicals and Other Revenue	3,978,207	5,145,228	(22.7)%
Wholesale	13,399,990	10,022,645	33.7%
Net revenue	$75,536,347	$79,729,842	(5.3)%

Gross profit margin for the three months ended September 30, 2023 was 44.7% compared to 41.2% for the three months ended September 30, 2022 and was 44.8% for the nine months ended September 30, 2023 compared to 46.8% for the nine months ended September 30, 2022. The increase in gross profit margin for the three and nine months ended September 30, 2023 was a result of a decrease in retail sales incentives during the period, from 30.2% of gross revenue for the quarter ended September 30, 2022 to 26.5% of gross revenue for the quarter ended September 30, 2023 partially offset by the increase in wholesale revenue, both from our Nevada and California wholesale operations, that have an inherently lower gross margin than retail sales revenue.  The decrease in gross profit margin for the nine months ended September 30, 2023 was due primarily to lower margin wholesale revenue comprising a greater percentage of revenue than during the prior year period (17.7% as compared to 12.6%).

The costs of internal cultivation have continued to trend down as we continue to improve our yields and cultivation efficiency across all of our cultivation facilities. In addition, margin enhancement through the creation of internally generated brands, such as TRENDI, Leaf & Vine, HaHa Gummies, Dreamland Chocolate, HaHa Beverages and Medizin, that were sold in our own stores continued to have a positive impact on gross margins during the three and nine months ended September 30, 2023, helping to partially offset the lower margins received on the sale of wholesale product and sales to local customers in the State of Nevada. We anticipate that margins will trend upward if and when tourist customers return to Las Vegas and the Planet 13 Las Vegas Superstore in greater numbers and through our ability to produce our award-winning brands in California and introduce those brands into our Planet 13 OC Superstore.

Our premium cultivation facilities were operating near capacity during the three and nine months ended September 30, 2023 and September 30, 2022, respectively. The amount of cannabis grown during the period increased when compared to the prior year period due to the full nine months of results from the addition of the 35,000 square feet of cultivation capacity that was added as part of the NGW acquisition on March 2, 2022, and the 22,000 square foot cultivation facility expansion in Nevada that was fully operational during the three and nine months ended September 30, 2023. The wholesale flower market in California continues to stabilize and we have seen increases in both demand and the price received for premium indoor grown flower during the three and nine months ended September 30, 2023.

Overall gross profit was $11,072,933 and $10,558,902 for the three months ended September 30, 2023 and 2022 respectively, an increase of $514,031, or 4.9%, and was $33,837,978 and $37,284,413 for the nine months ended September 30, 2023 and 2022 respectively, a decrease of $3,446,435, or 9.2%. General and Administrative (“G&A”) expenses (which include non-cash share-based compensation expenses) increased by 0.3% during the three months ended September 30, 2023 when compared to the three months ended September 30, 2022. Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 43.3% for the three months ended September 30, 2023, compared to 36.2% for the three months ended September 30, 2022, and was 41.9% and 38.4% for the nine months ended September 30, 2023 and 2022 respectively.

A detailed breakdown of G&A expenses is as follows:

	Three Months Ended
	September 30,	September 30,	Percentage
	2023	2022	Change
Salaries and wages	$3,873,582	$3,574,834	8.4%
Share-based compensation expense	602,977	2,037,765	(70.4)%
Executive compensation	701,329	780,169	(10.1)%
Licenses and permits	594,162	710,951	(16.4)%
Payroll taxes and benefits	826,827	929,679	(11.1)%
Supplies and office expenses	408,404	258,468	58.0%
Subcontractors	527,039	399,982	31.8%
Professional fees (legal, audit and other)	2,312,808	947,922	144.0%
Miscellaneous general and administrative expenses	1,493,550	1,670,185	(10.6)%
	$11,340,678	$11,309,955	0.3%

	Nine Months Ended
	September 30,	September 30,	Percentage
	2023	2022	Change
Salaries and wages	$11,417,701	$11,369,684	0.4%
Share-based compensation expense	1,926,595	6,154,338	(68.7)%
Executive compensation	2,168,610	2,214,009	(2.1)%
Licenses and permits	1,845,608	2,168,616	(14.9)%
Payroll taxes and benefits	2,556,998	2,990,456	(14.5)%
Supplies and office expenses	1,074,602	758,924	41.6%
Subcontractors	1,559,001	1,532,880	1.7%
Professional fees (legal, audit and other)	6,898,241	4,458,370	54.7%
Miscellaneous general and administrative expenses	4,119,699	5,160,422	(20.2)%
	$33,567,055	$36,807,699	(8.8)%

Non-cash, share based compensation of $602,977 was recognized during the three months ended September 30, 2023, decreasing from $2,037,765 that was recognized during the three months ended September 30, 2022. For the nine months ended September 30, 2023, non-cash share-based compensation expense was $1,926,595, a decrease of 68.7% from the $6,154,338 recognized during the nine months ended September 30, 2022. The decrease is attributable to the vesting schedule for both Restricted Share Units (“RSUs”) and incentive stock options that were previously granted, particularly the net 3,954,213 RSUs that were granted on April 18, 2021, that vested 1/3 on December 1, 2021 and 1/3 on December 1, 2022, and that will vest 1/3 on December 1, 2023. These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs. See Note 12 to our audited consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2022, for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses increased by 43.7% or $409,997 during the three months ended September 30, 2023, and by 65.4% or $1,587,556 for the nine months ended September 30, 2023 when compared to the three and nine months ended September 30, 2022. The increase was a result of us continuing to refine our marketing efforts to optimize marketing spend on initiatives that drive increased customer traffic to the Planet 13 Las Vegas Superstore, the Planet 13 OC Superstore, and the Medizin dispensary in Nevada.

Lease expense increased by 6.1% during the three months ended September 30, 2023, when compared to the three months ended September 30, 2022 due to increases in number of leases and contracted lease rates for the Company’s leased properties during the period. Lease expense for the nine months ended September 30, 2023 increased by 18.3% compared to the nine months ended September 30, 2022, due to increases in number of leases and contracted lease rates for the Company’s leased properties during the period.

Depreciation and amortization decreased 0.6% during the three months ended September 30, 2023, when compared to the prior year period because of the recording of depreciation on the NGW cultivation facility for a full quarter when compared to the prior year period. For the nine months ended September 30, 2023, depreciation and amortization increased 3.4% when compared to the prior year period because of the recording of depreciation on the NGW cultivation facility for a full nine months when compared to the prior year period.

In connection with the Domestication, the Company engaged a third-party valuation firm to determine the fair value of each of the Company’s separate operating units. The results of the appraisal indicated that an impairment of the Company’s Florida license had occurred. Consequently, the Company recorded an impairment loss of $39,649,448 during the three months ended September 30, 2023. This impairment was non-cash and does not impact the Company's ongoing activities in Florida.

Interest income, net was $284,080 earned during the three months ended September 30, 2023, compared to interest income, net of $121,285 earned during the three months ended September 30, 2022 (interest income of $875,643 for the nine months ended September 30, 2023 compared to interest income of $193,896 during the nine months ended September 30, 2022). Interest income is net of interest expense related to accrued interest on our long-term debt that is due and payable on demand. The balance of long-term debt as of September 30, 2023, was $884,000 compared to $884,000 as of December 31, 2022. Interest is being accrued on this note at a rate of 5% per annum.

We conduct our operations in both United States dollars and Canadian dollars, holding financial assets and incurring expenses in both currencies. On December 31, 2022, the value of the USD was USD$1.00=CAD$1.3544 compared to the value of the USD of USD$1.00=CAD$1.3590 at September 30, 2023 and averaged USD$1.00=CAD$1.3454 during the nine months ended September 30, 2023, resulting in our realizing a foreign exchange gain of 203 during the three months ended September 30, 2023, compared to a foreign exchange loss of $1,834 during the three months ended September 30, 2022 (foreign exchange gain of $6,318 for the nine months ended September 30, 2023, compared to a loss of $23,000 for the nine months ended September 30, 2022). It is our policy not to hedge our CAD exposure.

Warrants are accounted for in accordance with the applicable authoritative accounting guidance in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), as derivative liabilities based on the specific terms of the warrant agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss. During the three months ended September 30, 2023, the change in fair value of the warrants resulted in a gain of $0 (gain of $18,127 during the nine months ended September 30, 2023) compared to a gain of $197,721 for the three months ended September 30, 2022 (gain of $6,992,955 for the nine months ended September 30, 2022).

Other income (expense), consisting of Employer Retention Credits, Automated Teller Machine fees, and other miscellaneous income/expense was income of $98,861 for the three months ended September 30, 2023, compared to other income of $41,487 for the three months ended September 30, 2022. Other income for the nine months ended September 30, 2023 was $1,956,064 compared to other income of $270,254 for the nine months ended September 30, 2022.

Income tax expense for the three months ended September 30, 2023, was $2,365,207 compared to $2,222,504 for the prior year period. The tax expense increased due to the increase in taxable profitability during the three months ended September 30, 2023, when compared to the three months ended September 30, 2022. Income tax expense for the nine months ended September 30, 2023, was $7,561,151 compared to $7,871,349 for the nine months ended September 30, 2022. The tax expense decreased due to the decrease in taxable profitability during the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022. We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the three months ended September 30, 2023, was $45,980,990 (($0.21) per share) compared to an overall net loss of $6,255,525 (($0.03) per share) for the three months ended September 30, 2022. The overall net loss for the nine months ended September 30, 2023, was $56,634,562 (($0.26) per share) compared to an overall net loss of $10,356,121 (($0.05) per share) for the nine months ended September 30, 2022.

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

Liquidity and Capital Resources

As of September 30, 2023, our financial instruments consist of cash, deposits, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of September 30, 2023, we had working capital of $42,719,471 compared to working capital of $55,124,236 as of December 31, 2022. The Company believes that it has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, the planned build-out of its operations in Florida, the further expansion of operations in Nevada and California, and the continuing build-out of its Illinois retail location.

The following table relates to the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash flows provided by operating activities	(8,471,168)	2,334,432
Cash flows used in investing activities	(6,844,554)	(13,148,271)
Cash flows provided by financing activities	(267,526)	97,980

Cash Flows from Operating Activities

Net cash used in operating activities was ($8,471,168) for the nine months ended September 30, 2023, compared to cash provided by operating activities of $2,334,432 for the nine months ended September 30, 2022. A significant portion of the increase in cash used in operating activities is directly attributable to professional fees and other consulting services used during the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $6,844,554 for the nine months ended September 30, 2023, compared to net cash used in investing activities of $13,148,271 for the nine months ended September 30, 2022.  The change in cash used in investing activities for the nine months ended September 30, 2023 decreased by $6,303,717 as a result of fewer development projects that were in process during the 2023 period when compared to the nine months ended September 30, 2022.  The Company is in the process of completing the remaining build-out of the Superstore grand hallway and grey shell for the Cannabition museum space and the buildout of its Illinois dispensary, all expected to be substantially complete in the fourth quarter of 2023.  During the nine months ended September 30, 2022, the Company was focused on the expansion of its Bell Drive cultivation facility in Nevada and the acquisition of Next Green Wave Inc. in California.

Cash Flows from Financing Activities

Net cash used in financing activities was ($267,526) during the nine months ended September 30, 2023, compared to net cash provided by financing activities of $97,980 for the nine months ended September 30, 2022.

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

Capital Management

Our capital consists of shareholders’ equity. Our objective when managing capital is to maintain adequate levels of funding to support the development of our businesses and maintain the necessary corporate and administrative functions to facilitate these activities. This is done primarily through equity financing. Future financings are dependent on market conditions and there can be no assurance we will be able to raise funds in the future. We invest all capital that is surplus to our immediate operational needs in short-term, highly liquid, and high-grade financial instruments. There were no changes to our approach to capital management during the period. We are not subject to externally imposed capital requirements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2023, or as of December 31, 2022, or as of the date hereof.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to ordinary routine legal proceedings incidental to the business, none of which is, or is anticipated to be, material to us or our subsidiaries.  The outcome of litigation is inherently uncertain.  If one or more legal matters were resolved against the Company in a reporting period for amounts above management's expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made no unregistered sales of securities during the quarter covered by this report that have not previously been disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Plan of Arrangement.	8-K	2.1	9/18/2023
3.1	Articles of Domestication.	8-K	3.1	9/18/2023
3.2	Articles of Incorporation of Planet 13 Holdings Inc., a Nevada corporation.	8-K	3.2	9/18/2023
3.3	Bylaws of Planet 13 Holdings Inc., a Nevada corporation.	8-K	3.3	9/18/2023
4.1	Specimen Common Stock Certificate of Planet 13 Holdings Inc., a Nevada corporation.	8-K	4.1	9/18/2023
10.1#	Membership Interest Purchase Agreement, dated August 28, 2023, by and between Planet 13 Holdings Inc., VidaCann LLC, Loop’s Dispensaries, LLC, Ray of Hope 4 Florida, LLC, Loop’s Nursery & Greenhouses, Inc., David Loop and Mark Ascik and David Loop, solely in his capacity as Seller Representative.	8-K	10.1	8/29/2023	✓
10.2	Planet 13 Holdings Inc. 2023 Equity Incentive Plan.	8-K	10.1	9/18/2023
10.3	Form of Incentive Stock Option Agreement under the Planet 13 Holdings Inc. 2023 Equity Incentive Plan.	8-K	10.2	9/18/2023
10.4	Form of Non-Qualified Stock Option Agreement under the Planet 13 Holdings Inc. 2023 Equity Incentive Plan.	8-K	10.3	9/18/2023
10.5	Form of Restricted Stock Unit Agreement under the Planet 13 Holdings Inc. 2023 Equity Incentive Plan.	8-K	10.4	9/18/2023
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

# Certain schedules and exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2023	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dennis Logan
Dennis Logan
Chief Financial Officer
(Principal Financial and Accounting Officer)