Form 10-K/A
period 2022-12-31
Planet 13 Holdings Inc.
filed 2024-02-20
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 23, 2023, there were 221,533,438 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Planet 13 Holdings Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment” or this “Form 10-K/A”) to amend and restate certain items in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2023 (the “Original Filing”).

In filing this Amendment, the Company is restating its previously issued audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021, as well as the unaudited consolidated quarterly financial information for the quarterly periods ended December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 (collectively, the “Affected Periods”) to account for material errors due to the believed misappropriation of approximately $22.0 million (the “Misappropriated Funds”) of the Company’s funds held by El Capitan Advisors, Inc. (“El Capitan”) as further described below. The Original Filing should no longer be relied upon. All material restatement information for the Affected Periods that relates to the errors is included in this Amendment, and the Company does not intend to separately amend the Quarterly Reports on Form 10-Q for the Affected Periods that the Company has previously filed with the SEC.

Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the Affected Periods in this Amendment and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, corporate presentations or similar communications relating to the Affected Periods. See Note 21 in the restated unaudited annual consolidated financial statements included in this Amendment, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Restatement Background

As reported in a press release issued by the Company on November 17, 2023, on June 20, 2021, the Company engaged El Capitan, an investment advisor registered with the SEC, for cash management services. One of the Company’s accounts managed by El Capitan was held at Bridge Bank, a division of Western Alliance Bank (collectively “WAB”). Pursuant to a dispute unrelated to the Company, Casa Verde Capital, L.P. and Casa Verde Capital EF, L.P. (collectively “Casa Verde”) obtained a $35.0 million default judgment against El Capitan, which is a portfolio company of Casa Verde. Casa Verde then levied that judgment causing approximately $5.4 million of the Company’s funds held at WAB (the “WAB Funds”) and managed by El Capitan to be directed to the Orange County, California Sheriff’s Office (the “Sheriff’s Office”) on September 21, 2023.

On or around October 24, 2023, the Company became aware of the levy against the WAB Funds and thereafter filed a third-party claim (the “WAB Claim”) of exemption asserting rightful ownership over the WAB Funds.

The Company has secured a partial settlement with Casa Verde for the release of $3.4 million of the WAB Funds, which the Company received on January 31, 2024. The remaining approximately $2 million of the WAB Funds (the “Remaining Levied Funds”) is still in the possession of the Sheriff’s Office while litigation is ongoing. The Company has not relinquished any right to the Remaining Levied Funds and continues to pursue their return. A hearing on the ultimate disposition of the Remaining Levied Funds is scheduled for April 29, 2024.

After filing the WAB Claim in November 2023, the Company withdrew the remaining approximately $16.5 million that the Company held in two additional Company accounts managed by El Capitan (the “Additional Funds”). The Company was initially informed by El Capitan that the Additional Funds were being wired to the Company in due course. However, on November 14, 2023, El Capitan informed the Company that due to issues in connection with the Casa Verde judgment the wire was not able to be processed. Since November 14, 2023, El Capitan has refused to honor the Company’s further withdrawal requests with respect to the Additional Funds and at this time it is unclear whether the Additional Funds will be returned.

On January 22, 2024, the Company initiated a lawsuit in Santa Monica, California against El Capitan, El Capitan’s founder and Chief Executive Officer—Andrew Nash, Casa Verde, Casa Verde’s Managing Member—Karan Wadhera, and Jamie Nash, the spouse of Andrew Nash (collectively, the “Defendants”) seeking approximately $16.5 million in compensatory damages and other relief. The Company alleges that each Defendant is liable for their involvement in a scheme to defraud the Company of funds managed by El Capitan in its capacity as the Company’s fiduciary. The Company is vigorously pursuing its rights against the Defendants and intends to act quickly to enact all necessary remedies available. The Company will continue to vigorously pursue its rights to reclaim the funds that it entrusted to El Capitan and will pursue recovery of its funds through all legally available means, including as appropriate, through cooperation with law enforcement.

On January 25, 2024, as a result of the preliminary information obtained in connection with an ongoing internal investigation, the audit committee (the “Audit Committee”) of the board of directors of the Company, based on the recommendation of the Company’s management, concluded that the Company’s previously issued financial statements for the Affected Periods and the Company’s previously issued unaudited consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, and each as included in any reports, presentations or similar communications of the Company’s financial results, should no longer be relied upon due to the errors. As a result, the errors require a restatement of the financial statements for the Affected Periods (the “Restatement”) which is reflected in this Amendment. The impact of the errors is described in detail in Note 21 to the restated audited annual consolidated financial statements included in this Amendment. The Company has also determined that it needs to amend its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, which the Company is filing concurrently with this Form 10-K/A.

Internal Control Considerations

In connection with the Restatement, management has reassessed its evaluation of the effectiveness of its internal control over financial reporting and disclosure controls and procedures as of December 31, 2022 as further described in Part II, Item 9A of this Amendment. Based on such reassessment, the Company identified several material weaknesses in its internal control over financial reporting. Therefore, management concluded that internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2022. Management has taken steps to remediate the material weaknesses in our internal control over financial reporting. For additional information related to the material weaknesses in internal control over financial and the related remedial measures, see Part II Item 9A of this Amendment for a description of these matters.

Items Amended in this Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended for the changes related to the Restatement as well as certain additional changes discussed below. The following sections of the Original Filing have been amended as a result of the Restatement:

●	Part I — Item 1A. Risk Factors
●	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II — Item 8. Financial Statements and Supplementary Data
●	Part II — Item 9A. Controls and Procedures
●	Part IV — Item 15. Exhibits, Financial Statement Schedules

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Co-Chief Executive Officers and Chief Financial Officer dated as of the date of this Amendment. The Exhibit Index in Part IV — Item 15 is also being amended to reflect the inclusion of the updated exhibits.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after March 23, 2023, the filing date of the Original Filing, or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with filings made with the SEC subsequent to the filing of the Original Filing.

USE OF NAMES AND CURRENCY

In this Annual Report on Form 10-K/A, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” or “Planet 13” refer to Planet 13 Holdings Inc. together with its wholly-owned subsidiaries.

Unless otherwise indicated, all references to “$,” “US$” or “USD” in this Annual Report on Form 10-K/A refer to United States dollars, and all references to “C$” or “CAD” refer to Canadian dollars.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A includes “forward-looking information” and “forward-looking statements” within the meaning of applicable Canadian securities laws and United States securities laws. All information, other than statements of historical facts, included in this Annual Report on Form 10-K/A that addresses activities, events or developments that we expect or anticipate will or may occur in the future is forward-looking information. Forward-looking information is often identified by the words “may,” “would,” “could,” “should,” “will,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “expect” or similar expressions and includes, among others, information regarding: the anticipated benefits of the acquisition of Next Green Wave Holdings Inc., including the corporate, operational and financial benefits, our strategic plans and expansion and expectations regarding the growth of the California cannabis market; statements relating to the business and future activities of, and developments related to, us after the date of this Annual Report on Form 10-K/A, including such things as future business strategy, competitive strengths, goals, expansion and growth of our business, operations and plans, new revenue streams, the completion by us of contemplated acquisitions of additional real estate, cultivation and licensing assets, the roll out of new dispensaries, the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for, the expansion of existing cultivation and production facilities, the completion of cultivation and production facilities that are under construction, the construction of additional cultivation and production facilities, the expansion into additional U.S. markets, any potential future legalization of adult-use and/or medical cannabis under U.S. federal law; expectations of market size and growth in the United States and the states in which we operate or contemplate future operations; expectations for other economic, business, regulatory and/or competitive factors related to us or the cannabis industry generally; and other events or conditions that may occur in the future.

Readers are cautioned that forward-looking information and statements are not based on historical facts but instead are based on reasonable assumptions and estimates of our management at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements. Such factors include, among others our actual financial position and results of operations differing from management’s expectations; our business model; a lack of business diversification; increasing competition in the industry; public opinion and perception of the cannabis industry; expected significant costs and obligations; current reliance on limited jurisdictions; development of our business; access to capital; risks relating to the management of growth; risks inherent in an agricultural business; risks relating to energy costs; risks related to research and market development; risks related to breaches of security at our facilities; reliance on suppliers; risks relating to the concentrated voting control of the Company; risks related to our being a holding company; risks related to service providers withdrawing or suspending services under threat of prosecution; risks related to proprietary intellectual property and potential infringement by third parties; risks of litigation relating to intellectual property; negative clinical trial results; insurance related risks; risk of litigation generally; risks associated with cannabis products manufactured for human consumption, including potential product recalls; risks relating to being unable to attract and retain key personnel; risks relating to obtaining and retaining relevant licenses; risks relating to integration of acquired businesses; risks related to quantifying our target market; risks related to industry growth and consolidation; fraudulent activity by employees, contractors and consultants; cyber-security risks; conflicts of interest; risks related to reputational damage in certain circumstances; leased premises risks; risks related to the COVID-19 pandemic; U.S. regulatory landscape and enforcement related to cannabis, including political risks; heightened scrutiny by Canadian regulatory authorities; risks related to capital raising due to heightened regulatory scrutiny; risks related to tax liabilities; risks related to U.S. state and local law regulations; risks related to access to banks and credit card payment processors; risks related to potential violation of laws by banks and other financial institutions; ability and constraints on marketing products; risks related to lack of U.S. federal trademark and patent protection; risks related to the enforceability of contracts; the limited market for our securities; difficulty for U.S. holders of Common Shares to resell over the CSE (as defined herein); price volatility of Common Shares; uncertainty regarding legal and regulatory status and changes; risks related to legislation and cannabis regulation in the states in which we operate or contemplate future operations; future sales by shareholders; no guarantee regarding use of available funds; currency fluctuations; risks related to entry into the U.S; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in this Annual Report on Form 10-K/A.

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

The forward-looking information and statements contained in this Annual Report on Form 10-K/A represent our views and expectations as of the date of this Annual Report on Form 10-K/A. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update such forward-looking information and statements at a future time, we have no current intention of doing so except to the extent required by applicable law.

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

Cycles

There have been potential seasonal fluctuations observed in the first few years of operations at the Planet 13 Las Vegas Superstore, reflective of the Las Vegas market specifically, as well as industry-wide cannabis-themed holidays and events. These potential seasonal fluctuations have been interrupted by the COVID-19 pandemic, which has presented the industry and the Planet 13 Las Vegas Superstore with a unique set of opportunities and challenges. As at the date hereof, we do not know the long-term impact that the COVID-19 pandemic will have on the previously observed trends. Our Planet 13 OC Superstore location opened July 1, 2021 and has a limited operating history. We are continuing to monitor the seasonal fluctuations at this location.

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

Available Information

Our website address iswww.planet13holdings.com. Through this website, our filings with the SEC, including annual reports on Forms 10-K, quarterly reports on Forms 10-Q and current reports on Form 8-K are accessible (free of charge) as soon as reasonably practicable after materials are electronically filed or furnished to the SEC. The information provided on our website is not part of this Annual Report on Form 10-K/A. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties. This summary does not address all of the risks related to our business. Additional discussion of the risks summaries may be found under the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K/A, and should be carefully considered before making a decision to invest in our Common Shares. These risks include, among others:

Risks Related to Regulation and our Industry

●	Cannabis continues to be a controlled substance under the CSA and our business model and the nature of our operations could result in adverse actions by agencies of the U.S. federal government.
●	Some of our planned business activities, while compliant with applicable U.S. state and local law, are illegal under U.S. federal law.
●	The industry in which we operate is still developing and subject to extensive regulation.
●	We face risks due to industry immaturity or limited comparable, established industry best practices.
●	The size of our target market is difficult to quantify and investors will be reliant on their own estimates on the accuracy of market data.
●	Our sales and marketing activities and enforcement of contracts may be hindered by regulatory restrictions.
●	We expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations.
●	Regulatory scrutiny of the industry in which we operate may negatively impact our ability to raise additional capital.
●	Banks and other financial institutions which service the cannabis industry are at risk of violating certain financial laws, including anti-money laundering statutes.
●	The re-classification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business.
●	We may incur significant tax liabilities due to limitations on tax deductions and credits under section 280E of the Internal Revenue Code of 1986, as amended, (the “Code”).
●	We may have difficulty accessing the service of banks and processing credit card payments in the future.
●	Failure to obtain or maintain the necessary licenses, permits, authorizations or accreditations could have a material adverse effect on our business.
●	U.S. state laws legalizing and regulating the sale and use of cannabis could be repealed or overturned.
●	We may face limitations on ownership of cannabis licenses, which may restrict our ability to grow.
●	We may become subject to FDA or ATF regulation that may have an adverse effect on our business, and we may be subject to negative clinical trials.
●	We could be subject to criminal prosecution or civil liabilities under RICO.
●	We lack access to U.S. bankruptcy protections.
●	We face risks related to the restatement of our financial information and the material weaknesses in our internal control over financial reporting, as described in the “Explanatory Note” above.

Risks Related to our Business and Operations

●	The full effect of the COVID-19 pandemic on our operations is unknown at this time, and it may cause a significant negative effect on us in the future.
●	We face increasing competition that may materially and adversely affect our business, financial condition and results of operations.
●	Our probable lack of business diversification could have a material adverse effect on our business.
●	There is no assurance that we will be profitable or pay dividends.
●	Increased prices and inflation could negatively impact our margin performance and our financial results.
●	We are a developing company and have only recently begun to generate positive cash flow.
●	Our business is exposed to risks inherent in an agricultural business.
●	We are dependent on the popularity of consumer acceptance of our brand portfolio to generate revenues.

●	We may be adversely impacted by rising or volatile energy costs.
●	We may encounter unknown environmental risks that may delay the development of our businesses.
●	Our business is subject to risks and hazards for which we may not be able to obtain insurance coverage.
●	Product recalls could lead to decreased demand for our products.
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

We face risks related to the restatement of our financial information and the material weaknesses in our internal control over financial reporting, as described in the “Explanatory Note” above.

We are subject to various SEC reporting and other regulatory requirements. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing we conduct in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of the Common Shares.

As discussed in the Explanatory Note to this Amendment and in Note 21 in the restated audited annual consolidated financial statements included in this Amendment, we determined to restate certain financial information in our previously issued financial statements for the Affected Periods. The Restatement has resulted in substantial costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of our senior management and members of our accounting team in preparing the Restatement.

In addition, as a result of the Restatement we have identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we have undertaken substantial work to maintain effective internal controls and have taken action to remediate the material weaknesses identified in connection with the Restatement, we cannot be certain that we will be successful in our remediation efforts or in maintaining adequate internal controls over our financial reporting. As a result of the material weaknesses, management determined that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2022. If we fail to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, we may not be able to accurately determine our financial results or prevent fraud.

As a result of the Restatement, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face the risks and challenges related to the Restatement, including the following: (i) we may face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims, or other claims arising from the Restatement; (ii) the SEC may review the restatements, including the Restatement, and require further amendment of our public filings; and (iii) the processes undertaken to effect the Restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement. We cannot assure that all of the risks and challenges described above will be eliminated or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially adversely affected.

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

There is a risk that some or all of the anticipated strategic and financial benefits may fail to materialize, may not continue on their existing terms, or may not occur within the time period anticipated. With the assistance of outside legal counsel, we are conducting due diligence with respect to material aspects of the development of our business, there is no certainty that our due diligence procedures will reveal all of the risks and liabilities associated with our current plans. Although we are not aware of any specific liabilities, such liabilities may be unknown and, accordingly, the potential monetary cost of such liability is also unknown.

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

Item 3. Legal Proceedings.

There are no actual or, to our knowledge, contemplated legal proceedings material to us or our subsidiaries or to which any of our or any of our subsidiaries’ property is the subject matter.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the years ended December 31, 2022 and 2021. It is supplemental to, and should be read in conjunction with, our restated audited annual consolidated financial statements for the years ended December 31, 2022 and 2021, and the accompanying notes presented herein. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosure Regarding Forward-Looking Statements,” identified in this Annual Report on Form 10-K/A. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements and information.

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

Results of Operations

	For the Years ended
	December 31,		Percentage
Expressed in USD$	2022	2021	Change
Revenue
Net revenue	104,574,377	119,493,435	(12.5)%
Cost of Goods Sold	(56,599,623)	(53,485,458)	5.8%
Gross Profit	47,974,754	66,007,977	(27.3)%
Gross Profit Margin %	45.9%	55.2%

Expenses
General and Administrative	49,395,500	59,928,356	(17.6)%
Sales and Marketing	3,504,309	5,969,792	(41.3)%
Lease expense	2,744,532	2,608,016	5.2%
Impairment loss	32,750,466	—
Depreciation and Amortization	8,337,476	5,335,055	56.3%

Total Expenses	96,732,283	73,841,219	31.0%

Loss From Operations	(48,757,529)	(7,833,242)	522.4%

Other Income (Expense):
Interest income (expense), net	189,473	(18,875)	(1103.8)%
Foreign exchange gain (loss)	(25,528)	1,662,679	(101.5)%
Transaction costs	—	(256,667)	(100.0)%
Change in fair value of warrants	7,177,805	7,520	95349.5%
Gain on sale-leaseback	509,392	—	n/a
Provision for misappropriated funds	(10,300,000)	(3,000,000)	243.3%
Other income	413,029	454,300	(9.1)%
Total Other Income (Expense)	(2,035,829)	(1,151,043)	76.9%

Loss for the year before tax	(50,793,358)	(8,984,285)	465.4%
Provision for income tax (current and deferred)	8,752,361	13,478,558	(35.1)%
Loss for the year	(59,545,719)	(22,462,843)	165.1%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.27)	$(0.12)

Weighted Average Number of Shares Outstanding
Basic and diluted	216,586,621	195,126,972

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

Non-cash, share based compensation of $7,459,267 was recognized during the year ended December 31, 2022, decreasing from $15,576,643 incurred during the year ended December 31, 2021. The decrease can be attributable to the vesting schedule for both Restricted Share Units (“RSUs”) and incentive stock options that were previously granted, particularly the net 3,954,213 RSUs that were granted on April 18, 2021, that vested 1/3 on December 1, 2021, and 1/3 on December 1, 2022, and that will vest 1/3 on December 1, 2023. These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs. See Note 12 to our restated audited annual consolidated financial statements for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

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

As of December 31, 2022, the Company evaluated whether intangible assets and goodwill showed any indicators of impairment, and it was determined that such indicators existed.  As a result of the Company’s analysis, it was determined that certain of the Company’s intangibles were impaired, resulting in the Company recording an impairment charge of $32,750,466.  This charge is comprised of an impairment of $6,947,778 on the carrying value of our cultivation license in Coalinga California and an impairment charge of $25,802,688 reducing the carrying value of goodwill associated with our acquisition of Next Green Wave to $0.  No such impairment of intangible assets was determined or recorded for the year ended December 31, 2021. See Note 7 of our restated audited annual consolidated financial statements for the year ended December 31, 2022.

Interest income was $189,473 during the year ended December 31, 2022, compared to interest expense of ($18,875) during the year ended December 31, 2021.  The interest expense relates to accrued interest on our note payable that is due and payable on demand offset by interest income earned on cash deposits. The interest income previously recognized included interest reported on the Misappropriated Funds, as described below. This excess interest has been removed, and the amounts included in this restatement are actual cash interest received and paid on funds held net of the Misappropriated Funds. The balance of notes payable as of December 31, 2022, was $884,000 compared to $884,000 as of December 31, 2021.

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

Provision for Misappropriated Funds consists of funds that were misappropriated by the Company’s external investment advisor over the period from November 2021 through to September 30, 2023.  With the assistance of outside legal counsel, we are conducting an internal investigation into the misappropriation. Our internal investigation regarding the El Capitan matter remains ongoing, and we may uncover additional material facts as the investigation moves forward. From evidence revealed to the Company as art of the investigation, we were provided with factual information from WAB regarding the Misappropriated Funds and were able to confirm which periods funds were misappropriated. During the year ended of December 31, 2021 approximately $3,000,000 was misappropriated, resulting in an increase to the net loss for the year by $3,000,000.  During the year ended December 31, 2022, approximately $10,300,000 was misappropriated and this resulted in an increase to the net loss for the year by $10,300,000. We have filed a claim and are diligently trying to recover the Misappropriated Funds. Any future recovery of the Misappropriated Funds will be recognized in the period in which the recovery occurred. See Explanatory Note to this Form 10-K/A for further information.

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

The overall net loss for the year ended December 31, 2022, was $59,545,719 (($0.27) per share) compared to an overall net loss of $22,462,843 (($0.12) per share) for the year ended December 31, 2021.

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

As of December 31, 2022, we had working capital of $41,556,926 compared to working capital of $65,272,748 as of December 31, 2021. The Company believes that it has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, the planned build-out of its operations in Florida, the further expansion of operations in Nevada and California, the February 3, 2023 Illinois property acquisition, the February 7, 2023 acquisition of Planet 13 Illinois, and continuing build-out of its Illinois retail location.

The following table relates to the years ended December 31, 2022, and 2021:

	Years Ended December 31,
	2022	2021
Cash flows provided by operating activities	(6,763,649)	(3,381,774)
Cash flows used in investing activities	(14,175,937)	(81,756,746)
Cash flows provided by financing activities	1,142,238	64,538,059

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was ($6,763,649) for the year ended December 31, 2022, compared to cash used in operating activities of ($3,381,774) for the year ended December 31, 2021. The increase in the amount of cash used in operating activities is primarily due to the misappropriation described above of $10,300,000 during the year ended December 31, 2022, compared to the misappropriation of $3,001,981 during the year ended December 31, 2021. The misappropriation was partially offset by the receipt of cash proceeds for lease incentives as well as cost saving initiatives implemented during the year ended December 31, 2022, when compared to the year ended December 31, 2021.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Financial instrument classification and measurement

Our financial instruments carried on the restated audited annual consolidated statement of financial position are carried at amortized cost with the exception of cash, which is carried at fair value. There are no significant differences between the carrying value of financial instruments and their estimated fair values as of December 31, 2022, or December 31, 2021, due to the immediate or short-term maturities of the financial instruments.

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

As of December 31, 2022, we had working capital of $41,556,926 (December 31, 2021 - $65,272,748) and anticipate that revenue from operations will provide sufficient funds to cover all our operating expenditures for the next 12 months and available cash on hand will be sufficient to fund any and all capital expenditure requirements for the build-out of operations in the State of Florida and carry out other corporate initiatives over the next 12 months.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our co-CEOs and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of the Original Filing, as of December 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, at the time the Original Filing was filed, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022. Subsequent to that evaluation, our management, including the co-CEOs and CFO, conducted a re-evaluation, concluding that our disclosure controls and procedures were ineffective as of December 31, 2022 due to the identification of the material weaknesses discussed below.

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

In connection with the preparation of the Original Filing, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon that assessment, at the time the Original Filing was filed, our management determined that our internal control over financial reporting was effective as of December 31, 2022.  Subsequent to that assessment, our management, including the co-CEOs and CFO, conducted a re-assessment, concluding that our internal controls over financial reporting were ineffective as of December 31, 2022 due to the identification of the material weaknesses discussed below.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified that certain process-level controls associated with third party vendor selection, retention and monitoring and well as processes designed to mitigate risks associated with fraud were not operated effectively. These ineffective controls were attributable to insufficient policies and procedures and training that impaired our ability to timely discover potential third party fraudulent activity.

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies, in the aggregate, represent material weaknesses in our internal control over financial reporting.  Accordingly, we concluded that our internal controls over financial reporting and disclosure controls and procedures were not effective as of December 31, 2022. These material weaknesses resulted in an increase to the net loss for the year ended December 31, 2021 by $3,000,000 and an increase to the net loss for the year ended December 31, 2022 by $10,300,000.

Management’s Plan to Remediate the Identified Material Weaknesses

The above-described material weaknesses have not been remediated as of the filing of this Annual Report on Form 10-K/A.  Since identifying the material weaknesses described above, management, with oversight from the Audit Committee, has already implemented and continues to implement enhanced policies and procedures intended to address both the identified material weaknesses and to enhance the Company’s overall internal control over financial reporting and disclosure controls and procedures. As part of the remediation, we have also added an independent director to the Board who now serves as chairman of the audit committee. The former chair of the audit committee has become an executive director and has taken on the role of Chief Administrative Officer and is overseeing the internal audit function for the Company.

As we continue to evaluate and improve our internal control over financial reporting and disclosure controls and procedures, management may determine to take additional measures to improve controls and determine to modify the remediation plan described above. We are working to remediate the material weaknesses as efficiently and effectively as possible, but the material weaknesses cannot be considered fully remediated until the updated policies and training have been in place and operated for a sufficient period of time to enable management to conclude, through testing, that these controls are designed and operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the material weaknesses described above.

Independent Registered Accounting Firm's Report on Internal Control Over Financial Reporting

As an emerging growth company, as defined under the terms of the JOBS Act of 2012, our independent registered accounting firm is not required to issue a report on the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation plan discussed above, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Named Executive Officers

For the purpose of this Annual Report on Form 10-K/A, a named executive officer (“NEO”) of the Company means each of the following individuals:

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

Notes:

(1)

The amounts reported in the Stock Awards column reflect the aggregate grant date fair value computed in accordance with ASC Topic 718 (Compensation - Stock Compensation). These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the named executive officer. Assumptions used in the calculation of these amounts are included in Note 12 to our restated audited annual consolidated financial statements for the fiscal year ended December 31, 2022. The values provided in this column are calculated based on the closing price of our Common Shares on the CSE on the date of grant.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The financial statements required to be included in this Annual Report on Form 10-K/A appear immediately following the signature page to this Annual Report on Form 10-K/A beginning on page F-1.

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

Item 16.  Form 10-K/A Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET 13 HOLDINGS INC.

Date: February 16, 2024	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Groesbeck	Co-Chief Executive Officer and Director	February 16, 2024
Robert Groesbeck	(Principal Executive Officer)

/s/ Larry Scheffler	Co-Chief Executive Officer and Director	February 16, 2024
Larry Scheffler	(Principal Executive Officer)

/s/ Dennis Logan	Chief Financial Officer	February 16, 2024
Dennis Logan	(Principal Financial and Accounting Officer)

/s/ Kevin Martin	Director	February 16, 2024
Kevin Martin

/s/ Lee Fraser	Director	February 16, 2024
Lee Fraser

/s/ Adrienne O’Neal	Director	February 16, 2024
Adrienne O’Neal

PLANET 13 HOLDINGS INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Planet 13 Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Planet 13 Holdings Inc. (the “Company”), as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2022 and 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Planet 13 Holdings Inc. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 21 to the consolidated financial statements, the Company has restated its 2022 and 2021 financial statements to correct an error.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

We have served as the Company’s auditor since 2019.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 23, 2023, except for the effects of the restatement discussed in Note 21 to the consolidated financial statements, as to which the date is February 16, 2024.

PLANET 13 HOLDINGS INC. Consolidated Balance Sheets (In United States Dollars)

	December 31,	December 31,
	2022	2021
	Restated (Note 21)	Restated (Note 21)
ASSETS
Current Assets:
Cash	$38,789,604	$58,586,952
Accounts Receivable	1,326,795	1,216,128
Inventory	13,004,839	14,225,369
Prepaid Expenses and Other Current Assets	3,810,394	3,977,524

Total Current Assets	56,931,632	78,005,973

Property and Equipment	71,466,051	50,778,277
Intangible Assets and Goodwill	69,288,007	63,398,007
Right of Use Assets - Operating	21,168,171	20,399,965
Long-term Deposits and Other Assets	862,545	1,061,879
Deferred Tax Asset	346,257	162,804

TOTAL ASSETS	$220,062,663	$213,806,905

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current:
Accounts Payable	$3,112,820	$3,266,783
Accrued Expenses	8,072,224	7,032,620
Income Taxes Payable	2,826,501	1,126,249
Notes Payable - Current Portion	884,000	884,000
Operating Lease Liabilities	479,161	423,573

Total Current Liabilities	15,374,706	12,733,225

Long-Term Liabilities:
Operating Lease Liabilities	25,833,071	23,134,012
Warranty Liability	18,127	7,206,049
Other Long-term Liabilities	28,000	28,000
Deferred Tax Liability	1,487,204	-

Total Liabilities	42,741,108	43,101,286

Shareholders' Equity
Common Shares, no par value, unlimited Common Shares authorized, 220,470,061 issued and outstanding at December 31, 2022 and 198,687,950 at December 31, 2021	-	-
Additional Paid-In Capital	312,023,359	245,861,704
Deficit	(134,701,804)	(75,156,085)
Total Shareholders Equity	177,321,555	170,705,619

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$220,062,663	$213,806,905

The accompanying notes are an integral part of these audited annual consolidated financial statements.

PLANET 13 HOLDINGS INC. Consolidated Statements of Operations and Comprehensive Loss (In United States Dollars, except share amounts)

	December 31,	December 31,
	2022	2021
	Restated (Note 21)	Restated (Note 21)

Revenues, net of discounts	$104,574,377	$119,493,435
Cost of Goods Sold	(56,599,623)	(53,485,458)
Gross Profit	47,974,754	66,007,977

Expenses:
General and Administrative	49,395,500	59,928,356
Sales and Marketing	3,504,309	5,969,792
Lease Expense	2,744,532	2,608,016
Impairment loss	32,750,466	-
Depreciation and Amortization	8,337,476	5,335,055

Total Expenses	96,732,283	73,841,219

Loss From Operations	(48,757,529)	(7,833,242)

Other Income (Expense):
Interest income (expense), net	189,473	(18,875)
Foreign exchange gain (loss)	(25,528)	1,662,679
Transaction costs	-	(256,667)
Change in fair value of warrant liability	7,177,805	7,520
Gain on Sale-Leaseback	509,392	-
Provision for misappropriated funds	(10,300,000)	(3,000,000)
Other Income, net	413,029	454,300

Total Other Income	(2,035,829)	(1,151,043)

Loss Before Provision for Income Taxes	(50,793,358)	(8,984,285)

Provision For Income Taxes
Current Tax Expense	(10,672,538)	(13,954,784)
Deferred Tax Recovery	1,920,177	476,226
	(8,752,361)	(13,478,558)

Net Loss and Comprehensive Loss	$(59,545,719)	$(22,462,843)

Loss per Share
Basic and diluted loss per share	$(0.27)	$(0.12)

Weighted Average Number of Common Shares
Basic and diluted	216,586,621	195,126,972

The accompanying notes are an integral part of these audited annual consolidated financial statements.

PLANET 13 HOLDINGS INC. Consolidated Statements of Changes in Shareholders' Equity (In United States Dollars, except share amounts)

	Number of
	Common Shares	Class A Restricted Shares	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2020	126,573,250	55,232,940	150,963	$159,399,056	$(52,693,242)	$106,705,814

Shares Issued on Settlement of RSUs	3,126,534	-	-	-	-	-
Share based Compensation - RSUs	-	-	-	15,573,539	-	15,573,539
Shares Issued on Exercise of Broker Warrants	446,801	-	(446,801)	2,163,065	-	2,163,065
Shares Issued on Exercise of Other Warrants	3,325,839	-	-	20,906,989	-	20,906,989
Shares Issued on Exercise of Options	121,336	-	-	86,216	-	86,216
Share Based Compensation - Options	-	-	-	3,104	-	3,104
Shares Issued on Bought Deal Financings, net	9,861,250	-	591,676	47,729,735	-	47,729,735
Shares Issued on Conversion of Class A Shares	55,232,940	(55,232,940)	-	-	-	-
Net Loss for the Year	-	-	-	-	(22,462,843)	(22,462,843)

Balance, December 31, 2021 - Restated (Note 21)	198,687,950	-	295,838	$245,861,704	$(75,156,085)	$170,705,619

Shares Issued on Settlement of RSUs	81,084	-	-	-	-	-
Share based Compensation - RSUs	-	-	-	7,459,267	-	7,459,267
Shares Issued on Acquisition	21,361,002	-	-	56,320,332	-	56,320,332
Replacement Options Issued on Acquisition	-	-	-	1,239,818	-	1,239,818
Shares Issued on Exercise of Other Warrants	242,700	-	-	1,044,258	-	1,044,258
Shares Issued on Exercise of Options	97,325	-	-	97,980	-	97,980
Net Loss for the Year	-	-	-	-	(59,545,719)	(59,545,719)

Balance, December 31, 2022 - Restated (Note 21)	220,470,061	-	295,838	$312,023,359	$(134,701,804)	$177,321,555

The accompanying notes are an integral part of these audited annual consolidated financial statements.

PLANET 13 HOLDINGS INC. Consolidated Statements of Cash Flows (In United States Dollars)

	December 31, 2022	December 31, 2021
	Restated (Note 21)	Restated (Note 21)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(59,545,719)	$(22,462,843)
Adjustments for items not involving cash:
Shared based compensation expense	7,459,267	15,576,643
Non-cash lease expense	4,737,162	4,485,919
Depreciation	11,258,697	7,213,096
Amortization of intangibles	372,222	-
Change in fair value of warrant liability	(7,177,805)	(7,520)
(Gain) loss on translation of warrant liability	(10,117)	100,637
Transaction costs	-	256,667
Deferred tax recovery	(1,736,724)	(410,359)
Proceeds from lease incentive	1,100,000	-
Lease incentive amortization	(239,133)	-
Unrealized (gain) loss on foreign currency exchange	-	(185,916)
Impairment of goodwill	25,802,688	-
Impairment of intangible assets	6,947,778	-
Gain on sale leaseback	(509,392)	-
Loss on disposal of property and equipment	70,601	-
	(11,470,475)	4,566,324

Net Changes in Non-cash Working Capital Items	8,273,643	(4,589,077)
Repayment of lease liabilities	(3,566,817)	(3,359,021)
Total Operating	(6,763,649)	(3,381,774)

FINANCING ACTIVITIES

Proceeds from private placements	-	53,852,980
Proceeds from exercise of warrants and options	1,142,238	14,180,009
Financing issuance expenses	-	(3,494,930)
Total Financing	1,142,238	64,538,059

INVESTING ACTIVITIES

Purchase of property, plant and equipment	(16,674,704)	(25,909,880)
Net cash acquired through NGW acquisition	1,479,134	-
Purchase of licenses	-	(55,846,866)
Proceeds from sale/lease back	1,049,633	-
Purchase of domain name	(30,000)	-
Total Investing	(14,175,937)	(81,756,746)

Effect of foreign exchange on cash	-	186,563

NET CHANGE IN CASH DURING THE YEAR	(19,797,348)	(20,413,898)

CASH
Beginning of Year	58,586,952	79,000,850

End of Year	$38,789,604	$58,586,952

Supplemental cash flow information (Note 16)

The accompanying notes are an integral part of these audited annual consolidated financial statements.

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

These consolidated financial statements were authorized for issuance by the Board of Directors of the Company on February 16, 2024.

.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (In United States Dollars)

.

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

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (In United States Dollars)

NGW’s post-acquisition revenues, gross profit and net income included in the Company's results for the period since the closing of the transaction were $7,557,860, $373,025 and ($37,555). The following tables reflects the revenue, gross profit and comprehensive income (loss) that would have been reported if the acquisition had occurred at the beginning of the years indicated:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	As Reported	NGW	Pro Forma	As Reported	NGW	Pro Forma

Revenue, net of discounts	$104,574,377	$870,651	$105,445,028	$119,493,435	$15,931,107	$135,424,542

Gross Profit	47,974,754	(131,700)	47,843,054	66,007,977	6,330,381	72,338,358

Comprehensive income (loss) for the year - Restated (Note 21)	(59,545,719)	(868,125)	(60,413,844)	(22,462,843)	1,254,529	(21,208,314)

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

The Company issued 3,126,534 common shares on the exercise of 3,126,534 RSUs during the year ended December 31, 2021.

13. Loss per share

	December 31,	December 31,
	2022	2022
	Restated (Note 21)	Restated (Note 21)

Loss available to common shareholders	$(59,545,719)	$(22,462,843)

Weighted average number of shares outstanding, basic and diluted	216,586,621	195,126,972

Basic and diluted loss per share	$(0.27)	$(0.12)

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

The actual income tax provision differs from the expected amount calculated by applying the statutory income tax rate to the loss before tax. These differences result from the following:

	December 31,	December 31,
	2022	2022
	Restated (Note 21)	Restated (Note 21)

Loss before income tax	$(50,793,358)	$(8,984,285)
Statutory income tax rate	21.0%	21.0%
Income tax expense at statutory rate	(10,666,605)	(1,886,700)
Increase (reduction) in income taxes resulting from:
Change in fair value of warrant liability	(1,507,339)	(1,579)
Other non-taxable amounts	16,761,004	12,650,117
Change in valuation allowance	3,572,749	3,900,133
Difference in rates	(362,832)	(1,159,859)
Other	955,384	(23,554)
Income tax expense (benefit)	$8,752,361	$13,478,558

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

15. General and administrative

	December 31,
	2022	2021

Salaries and wages	$15,231,997	$21,902,505
Share based compensation	7,459,267	15,576,643
Executive compensation	3,008,508	2,039,174
Licenses and permits	2,900,282	3,217,834
Payroll taxes and benefits	4,124,049	3,953,034
Supplies and office expenses	1,480,108	3,638,097
Subcontractors	2,589,933	3,500,330
Professional fees (legal, audit and other)	6,524,583	5,015,903
Miscellaneous general and administrative expenses	6,076,773	1,084,836
	$49,395,500	$59,928,356

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (In United States Dollars)

16. Supplemental cash flow information

	December 31,
Change in Working Capital	2022	2021

HST Receivable	$(79,012)	$(56,787)
Accounts Receivable	1,342,487	(722,467)
Inventory	4,297,897	(7,305,529)
Prepaid Expenses and Other Assets	167,130	(1,780,041)
Long-term Deposits and Other Assets	199,334	(7,436)
Deferred Tax Assets	(183,453)	(162,804)
Accounts Payable	127,789	1,578,349
Accrued Expenses	826,664	4,187,906
Income Taxes Payable	1,574,807	(320,268)
	$8,273,643	$(4,589,077)

Cash Paid

Interest	$3,720,587	$4,485,447
Income Taxes	$7,925,000	$13,000,000

Non-cash Financing and Investing Activities

Shares issued in business combination	$56,320,332	$-
Issuance of NGW replacement options on acquisition	$1,239,818	$-
Lease additions	$2,972,252	$867,559
Lease terminations	$371,381	$-
Fixed Asset Amounts in Accounts Payable	$-	$363,077
Warrant liability reclassified to APIC on settlement	$-	$6,347,946
Reclassification of long term lease liabilities to current	$55,588	$216,180

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

21. Restatement of Previously Issued Consolidated Financial Statements

As reported in a press release issued by the Company on November 17, 2023, on June 20, 2021, the Company engaged El Capitan Advisors, Inc. (“El Capitan”), an investment advisor registered with the Securities and Exchange Commission (the “SEC”), for cash management services. One of the Company’s accounts managed by El Capitan was held at Bridge Bank, a division of Western Alliance Bank (collectively “WAB”). Pursuant to a dispute unrelated to the Company, Casa Verde Capital, L.P. and Casa Verde Capital EF, L.P. (collectively “Casa Verde”) obtained a $35.0 million default judgment against El Capitan, which is a portfolio company of Casa Verde. Casa Verde then levied that judgment causing approximately $5.4 million of the Company’s funds held at WAB (the “WAB Funds”) and managed by El Capitan to be directed to the Orange County, California Sheriff’s Office (the “Sheriff’s Office”) on September 21, 2023.

On or around October 24, 2023, the Company became aware of the levy against the WAB Funds and thereafter filed a third-party claim (the “WAB Claim”) of exemption asserting rightful ownership over the WAB Funds.

The Company has secured a partial settlement with Casa Verde for the release of $3.4 million of the WAB Funds, which the Company received on January 31, 2024. The remaining approximately $2 million of the WAB Funds (the “Remaining Levied Funds”) are still in the possession of the Sheriff’s Office while litigation is ongoing. The Company has not relinquished any right to the Remaining Levied Funds and continues to pursue their return. A hearing on the ultimate disposition of the Remaining Levied Funds is scheduled for April 29, 2024.

After filing the WAB Claim in November 2023, the Company also took immediate action to withdraw the remaining approximately $16.5 million that the Company held in two additional Company accounts managed by El Capitan (the “Additional Funds”). El Capitan has refused to honor the Company’s further withdrawal requests with respect to the Additional Funds and at this time it is unclear whether the Additional Funds will be returned. Based on discussions with El Capitan to secure the withdrawal of the Additional Funds and purported bank statements provided by El Capitan, the Company has reason to believe that the Additional Funds were misappropriated by El Capitan.

On January 22, 2024, the Company initiated a lawsuit in Santa Monica, California against El Capitan, El Capitan’s founder and Chief Executive Officer—Andrew Nash, Casa Verde, Casa Verde’s Managing Member—Karan Wadhera, and Jamie Nash, the spouse of Andrew Nash (collectively, the “Defendants”) seeking approximately $16.5 million in compensatory damages and other relief. The Company alleges that each Defendant is liable for their involvement in a scheme to defraud the Company of funds managed by El Capitan in its capacity as the Company’s fiduciary.  The Company is vigorously pursuing its rights against the Defendants and intends to act quickly to enact all necessary remedies available.

On January 25, 2024, in connection with the ongoing internal investigation, the Company concluded that its previously issued audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) and the Company’s previously issued unaudited consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023 (the “2023 Quarterly Reports” and, together with the 2022 Annual Report, the “Reports” and all financial statements included in the Reports, collectively, the “Affected Financials”) should no longer be relied upon due to material errors due to the believed misappropriation of approximately $22.0 million of the Company’s funds held by El Capitan. The impact of correcting these items was the recognition of a total of $16,283,225 provision for the misappropriated cash that has been reflected in the Affected Financials in the periods when the misappropriation occurred as reflected in the restated financial statements.

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (In United States Dollars)

The impact on the 2021 and 2022 audited financial statements is as follows:

		Restatement
2021	As Filed	Adjustments	As Restated
Consolidated Balance Sheet
Cash	$61,588,843	$(3,001,891)	$58,586,952
Current Assets	$81,007,864	$(3,001,891)	$78,005,973
Total Assets	$216,808,796	$(3,001,891)	$213,806,905

Deficit	$(72,154,194)	$(3,001,891)	$(75,156,085)
Total Shareholders’ Equity	$173,707,510	$(3,001,891)	$170,705,619
Total Liabilities and Shareholders’ Equity	$216,808,796	$(3,001,891)	$213,806,905

		Restatement
2021	As Filed	Adjustments	As Restated
Consolidated Statement of Operations and Comprehensive Loss
Interest Income (Expense), Net	$(16,984)	$(1,891)	$(18,875)
Provision for Misappropriated Funds	$-	$(3,000,000)	$(3,000,000)
Total Other Income (Expense)	$1,850,848	$(3,001,891)	$(1,151,043)
Loss Before Provision for Income Taxes	$(5,982,394)	$(3,001,891)	$(8,984,285)
Net Loss and Comprehensive Loss	$(19,460,952)	$(3,001,891)	$(22,462,843)
Basic and diluted loss per share	$(0.10)	$(0.02)	$(0.12)

		Restatement
2021	As Filed	Adjustments	As Restated
Consolidated Statement of Cash Flows
Net loss	$(19,460,952)	$(3,001,891)	$(22,462,843)
Total Operating	$(379,883)	$(3,001,891)	$(3,381,774)
Net Change in Cash During the Year	$(17,412,007)	$(3,001,891)	$(20,413,898)
Cash End of Year	$61,588,843	$(3,001,891)	$58,586,952

		Restatement
2022	As Filed	Adjustments	As Restated
Consolidated Balance Sheet
Cash	$52,356,914	$(13,567,310)	$38,789,604
Current Assets	$70,498,942	$(13,567,310)	$56,931,632
Total Assets	$233,629,973	$(13,567,310)	$220,062,663

Deficit	$(121,134,494)	$(13,567,310)	$(134,701,804)
Total Shareholders’ Equity	$190,888,865	$(13,567,310)	$177,321,555
Total Liabilities and Shareholders’ Equity	$233,629,973	$(13,567,310)	$220,062,663

		Restatement
2022	As Filed	Adjustments	As Restated
Consolidated Statement of Operations and Comprehensive Loss
Interest Income (Expense), Net	$454,892	$(265,419)	$189,473
Provision for Misappropriated Funds	$-	$(10,300,000)	$(10,300,000)
Total Other Income (Expense)	$8,529,590	$(10,565,419)	$(2,035,829)
Loss Before Provision for Income Taxes	$(40,227,939)	$(10,565,419)	$(50,793,358)
Net Loss and Comprehensive Loss	$(48,980,300)	$(10,565,419)	$(59,545,719)
Basic and diluted loss per share	$(0.23)	$(0.04)	$(0.27)

PLANET 13 HOLDINGS INC. Notes to the Consolidated Financial Statements (In United States Dollars)

		Restatement
2022	As Filed	Adjustments	As Restated
Consolidated Statement of Cash Flows
Net loss	$(48,980,300)	$(10,565,419)	$(59,545,719)
Total Operating	$3,801,770	$(10,565,419)	$(6,763,649)
Net Change in Cash During the Year	$(9,231,929)	$(10,565,419)	$(19,797,348)
Cash Beginning of Year	$61,588,843	$(3,001,891)	$58,586,952
Cash End of Year	$52,356,914	$(13,567,310)	$38,789,604

In addition, amounts were restated in the following:

●	Note 7, Intangible Assets
●	Note 13, Loss Per Share
●	Note 14, Income Taxes