Form 10-Q/A
period 2023-03-31
Planet 13 Holdings Inc.
filed 2024-02-20
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of May 15, 2023, there were 221,533,438 Common Shares outstanding.

EXPLANATORY NOTE

Planet 13 Holdings Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment” or this “Form 10-Q/A”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2023 (the “Original Filing”).

In filing this Amendment, the Company is restating its previously issued unaudited interim condensed consolidated financial statements as of and for the quarterly periods ended March 31, 2023 and 2022 (the “Affected Periods”) to account for material errors due to the believed misappropriation of approximately $22.0 million (the “Misappropriated Funds”) of the Company’s funds held by El Capitan Advisors, Inc. (“El Capitan”) as further described below. Those previously issued financial statements should no longer be relied upon. All material restatement information for the Affected Periods that relates to the errors will be included in this Amendment.

Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the Affected Periods in this Amendment and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, corporate presentations or similar communications relating to the Affected Periods. See Note 19 in the restated unaudited interim consolidated financial statements included in this Amendment, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On January 25, 2024, as a result of the preliminary information obtained in connection with an ongoing internal investigation, the audit committee (the “Audit Committee”) of the board of directors of the Company, based on the recommendation of the Company’s management, concluded that the Company’s previously issued audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and the Company’s previously issued unaudited consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, and each as included in any reports, presentations or similar communications of the Company’s financial results, should no longer be relied upon due to the errors. As a result, the errors require a restatement of the financial statements for the Affected Periods (the “Restatement”) which is reflected in this Amendment. The impact of the errors is described in detail in Note 19 in the restated unaudited interim consolidated financial statements included in this Amendment. The Company has also amended its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K/A”) and has determined that it needs to amend its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023, which the Company is filing concurrently with this Form 10-Q/A.

Internal Control Considerations

In connection with the Restatement, management has reassessed its evaluation of the effectiveness of its internal control over financial reporting and disclosure controls and procedures as of March 31, 2023 as further described in Part I, Item 4 of this Amendment. Based on such reassessment, management confirmed that the material weaknesses described in the Form 10-K/A continue to be material weaknesses as of the time of the reassessment, and that these same material weaknesses contributed to the Restatement. Therefore, internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2023. Management has taken steps to remediate the material weaknesses in our internal control over financial reporting. For additional information related to the material weaknesses in internal control over financial and related remedial measures, see Part I, Item 4 of this Amendment for a description of these matters.

Items Amended in this Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended for the changes related to the Restatement as well as certain additional changes discussed below. The following sections of the Original Filing have been amended as a result of the Restatement:

●	Part I — Item 1. Financial Statements
●	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I — Item 4. Controls and Procedures
●	Part II — Item 6. Exhibits

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Co-Chief Executive Officers and Chief Financial Officer dated as of the date of this Amendment. The Exhibit Index in Part II — Item 6 is also being amended to reflect the inclusion of the updated exhibits.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after May 15, 2023, the filing date of the Original Filing, or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with filings made with the SEC subsequent to the filing of the Original Filing.

Planet 13 Holdings Inc.

Quarterly Report on Form 10-Q/A

For Quarterly Period Ended March 31, 2023

USE OF NAMES AND CURRENCY

In this Quarterly Report on Form 10-Q/A, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” or “Planet 13” refer to Planet 13 Holdings Inc. together with its wholly-owned subsidiaries.

Unless otherwise indicated, all references to “$,” “US$” or “USD” in this Quarterly Report on Form 10-Q/A refer to United States dollars, and all references to “C$,” "CAD$," or “CAD” refer to Canadian dollars.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A includes “forward-looking information” and “forward-looking statements” within the meaning of applicable Canadian securities laws and United States securities laws. All information, other than statements of historical facts, included in this Quarterly Report on Form 10-Q/A that addresses activities, events or developments that we expect or anticipate will or may occur in the future is forward-looking information. Forward-looking information is often identified by the words “may,” “would,” “could,” “should,” “will,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “expect” or similar expressions and includes, among others, information regarding: our strategic plans and expansion and expectations regarding the growth of the California cannabis market; statements relating to the business and future activities of, and developments related to, us after the date of this Quarterly Report on Form 10-Q/A, including such things as future business strategy, competitive strengths, goals, expansion and growth of our business, operations and plans, new revenue streams, the completion by us of contemplated acquisitions of additional real estate, cultivation and licensing assets, the roll out of new dispensaries, the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for, the expansion of existing cultivation and production facilities, the completion of cultivation and production facilities that are under construction, the construction of additional cultivation and production facilities, the expansion into additional U.S. markets, any potential future legalization of adult-use and/or medical cannabis under U.S. federal law; expectations of market size and growth in the United States and the states in which we operate or contemplate future operations; expectations for other economic, business, regulatory and/or competitive factors related to us or the cannabis industry generally; and other events or conditions that may occur in the future.

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

Readers are cautioned that the foregoing list is not exhaustive of all factors and assumptions which may have been used. Although we have attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such forward-looking information and statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such information and statements. Accordingly, readers should not place undue reliance on forward-looking information and statements. The forward-looking information and statements contained herein are presented for the purpose of assisting readers in understanding our expected financial and operating performance and our plans and objectives and may not be appropriate for other purposes.

The forward-looking information and statements contained in this Quarterly Report on Form 10-Q/A represent our views and expectations as of the date of this Quarterly Report on Form 10-Q/A. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update such forward-looking information and statements at a future time, we have no current intention of doing so except to the extent required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	March 31,	December 31,
	2023	2022
	Restated (Note 19)	Restated (Note 19)
ASSETS
Current Assets:
Cash	$26,923,841	$38,789,604
Accounts Receivable	1,226,441	1,326,795
Inventory	14,300,149	13,004,839
Prepaid Expenses and Other Current Assets	3,026,238	3,810,394
Total Current Assets	45,476,669	56,931,632

Property and Equipment	71,885,650	71,466,051
Intangible Assets	71,100,662	69,288,007
Right of Use Assets - Operating	21,881,506	21,168,171
Long-term Deposits and Other Assets	862,545	862,545
Deferred Tax Asset	276,088	346,257

TOTAL ASSETS	$211,483,120	$220,062,663

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current:
Accounts Payable	$2,619,257	$3,112,820
Accrued Expenses	6,539,923	8,072,224
Income Taxes Payable	2,124,000	2,826,501
Notes Payable - Current Portion	884,000	884,000
Operating Lease Liabilities	511,479	479,161
Total Current Liabilities	12,678,659	15,374,706

Long-Term Liabilities:
Operating Lease Liabilities	26,782,624	25,833,071
Warranty Liability	-	18,127
Other Long-term Liabilities	28,000	28,000
Deferred Tax Liability	1,485,034	1,487,204
Total Liabilities	40,974,317	42,741,108

Commitments and Contingencies (refer to Note 16)

SHAREHOLDERS' EQUITY
Common Shares, no par value, unlimited Common Shares authorized, 221,533,438 issued and outstanding at March 31, 2023 and 220,470,061 at December 31, 2022	-	-
Additional Paid-In Capital	313,690,756	312,023,359
Deficit	(143,181,953)	(134,701,804)
Total Shareholders' Equity	170,508,803	177,321,555

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$211,483,120	$220,062,663

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars)

	Three Months Ended
	March 31,	March 31,
	2023	2022
	Restated (Note 19)	Restated (Note 19)

Revenues, net of discounts	$24,915,396	$25,694,395
Cost of Goods Sold	(14,032,585)	(12,793,391)
Gross Profit	10,882,811	12,901,004

Expenses:
General and Administrative	10,955,007	13,486,690
Sales and Marketing	1,335,740	603,242
Lease Expense	784,636	481,247
Depreciation	2,235,464	2,040,052
Total Expenses	15,310,847	16,611,231

Loss From Operations	(4,428,036)	(3,710,227)

Other Income (Expense):
Interest income, net	116,351	26,992
Foreign exchange gain (loss)	1,887	(95,709)
Change in fair value of warrant liability	18,127	4,159,809
Provision for misappropriated funds	(2,000,000)	(2,000,000)
Other Income, net	144,609	314,465
Total Other Income	(1,719,026)	2,405,557

Loss Before Provision for Income Taxes	(6,147,062)	(1,304,670)

Provision For Income Taxes
Current Tax Expense	(2,265,088)	(2,768,115)
Deferred Tax Recovery	(67,999)	11,353
	(2,333,087)	(2,756,762)

Net Loss and Comprehensive Loss	$(8,480,149)	$(4,061,432)

Loss per Share
Basic and diluted loss per share	$(0.04)	$(0.02)

Weighted Average Number of Common Shares
Basic and diluted	221,084,457	205,570,940

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Common Shares	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2021 - Restated (Note 19)	198,687,950	295,838	$245,861,704	$(75,156,085)	$170,705,619

Share based Compensation - RSUs	-	-	2,055,494	-	2,055,494
Shares Issued on Acquisition	21,361,002	-	57,854,830	-	57,854,830
Replacement Options Issued on Acquisition	-	-	1,239,818	-	1,239,818
Net Loss for the Period	-	-	-	(4,061,432)	(4,061,432)

Balance, March 31, 2022 - Restated (Note 19)	220,048,952	295,838	$307,011,846	$(79,217,517)	$227,794,329

Balance, December 31, 2022	220,470,061	295,838	$312,023,359	$(134,701,804)	$177,321,555

Share based Compensation - RSUs	-	-	720,991	-	720,991
Shares Issued on Exercise of Purchase Option	1,063,377	-	946,406	-	946,406
Net Loss for the Period	-	-	-	(8,480,149)	(8,480,149)

Balance, March 31, 2023 - Restated (Note 19)	221,533,438	295,838	$313,690,756	$(143,181,953)	$170,508,803

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In United States Dollars)

	Three Months Ended
	March 31,	March 31,
	2023	2022
	Restated (Note 19)	Restated (Note 19)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(8,480,149)	$(4,061,432)
Adjustments for items not involving cash:
Shared based compensation expense	720,991	2,055,494
Non-cash lease expense	1,279,369	950,585
Depreciation	3,259,999	2,642,531
Change in fair value of warrant liability	(18,127)	(4,264,763)
Loss on translation of warrant liability	-	104,954
Deferred tax recovery	(2,170)	-
Proceeds from lease incentive	-	1,000,000
Lease incentive amortization	(26,115)	-
Unrealized gain on foreign currency exchange	-	(145,267)
	(3,266,202)	(1,717,898)

Net Changes in Non-cash Working Capital Items	(3,097,683)	3,563,710
Repayment of lease liabilities	(982,255)	(885,433)
Total Operating	(7,346,140)	960,379

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,653,373)	(4,026,607)
Purchase of 51% interest in Planet 13 Illinois	(866,250)	-
Net cash acquired through NGW acquisition	-	1,478,698
Total Investing	(4,519,623)	(2,547,909)

Effect of foreign exchange on cash	-	142,968

NET CHANGE IN CASH DURING THE PERIOD	(11,865,763)	(1,444,562)

CASH
Beginning of Period	38,789,604	58,586,952

End of Period	$26,923,841	$57,142,390

Supplemental cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

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

2. Basis of Presentation

These restated unaudited interim condensed consolidated financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for all periods presented. Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with GAAP have been omitted or condensed. The information included in these restated unaudited interim condensed consolidated financial statements should be read in conjunction with the restated audited consolidated financial statements and accompanying notes as of and for the year ended  December 31, 2022 included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2022. These restated unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for the fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

These restated unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they come due.

Failure to arrange adequate financing on acceptable terms and/or achieve profitability may have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company. These restated unaudited interim condensed consolidated financial statements do not give effect to adjustments to assets or liabilities that would be necessary should the Company be unable to continue as a going concern. Such adjustments could be material. These restated unaudited interim condensed consolidated financial statements are presented in U.S. dollars, which is also the Company’s and its subsidiaries’ functional currency.

These restated unaudited interim condensed consolidated financial statements were authorized for issuance by the Board of Directors of the Company on February 16, 2024.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

i)	Basis of consolidation

These accompanying restated unaudited interim condensed consolidated financial statements include the accounts of the Company and all subsidiaries. Subsidiaries are entities in which the Company has a controlling voting interest or is the primary beneficiary of a variable interest entity. Subsidiaries are fully consolidated from the date control is transferred to the Company and are deconsolidated from the date control ceases. All intercompany accounts and transactions have been eliminated upon consolidation. The restated unaudited interim condensed consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of the Company and its subsidiaries after eliminating intercompany balances and transactions.

These restated unaudited interim condensed consolidated financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

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

These restated unaudited interim condensed consolidated financial statements are presented in U.S. Dollars (“USD”), which is the Company's and its subsidiaries functional currency.

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

	March 31,	December 31,
	2023	2022

Raw materials	$5,408,666	$5,209,667
Packaging and miscellaneous	1,773,052	1,584,659
Work in progress	2,196,575	1,965,052
Finished goods	4,921,856	4,245,461
	$14,300,149	$13,004,839

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

The following table reflects the revenue, gross profit and comprehensive loss that would have been reported if the acquisition had occurred at the beginning of the period indicated:

	Three Months Ended March 31, 2022
	As Reported	NGW	Pro Forma

Revenue, net of discounts	$25,694,395	$870,651	$26,565,046
Gross Profit	12,901,004	(131,700)	12,769,304
Comprehensive loss for the period - Restated (Note 19)	(4,061,432)	(868,125)	(4,929,557)

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table provides the components of lease costs recognized in the restated unaudited interim condensed consolidated statement of operations and comprehensive loss for the three-month periods ended March 31, 2023 and 2022:

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

During the year ended December 31, 2022, 45,917 RSUs were forfeited.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

12. Loss Per Share

	Three Months Ended
	March 31,	March 31,
	2023	2022
	Restated (Note 19)	Restated (Note 19)

Loss available to common shareholders	$(8,480,149)	$(4,061,432)

Weighted average number of shares outstanding, basic and diluted	221,084,457	205,570,940

Basic and diluted loss per share	$(0.04)	$(0.02)

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

The Company has secured a partial settlement with Casa Verde for the release of $3.4 million of the WAB Funds, which the Company received on January 31, 2024. The remaining approximately $2 million of the WAB Funds (the “Remaining Levied Funds”) is still in the possession of the Sherrif’s Office while litigation is ongoing. The Company has not relinquished any right to the Remaining Levied Funds and continues to pursue their return. A hearing on the ultimate disposition of the Remaining Levied Funds is scheduled for April 29, 2024.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The impact on the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 is as follows:

		Restatement
March 31, 2023	As Filed	Adjustments	As Restated
Consolidated Balance Sheet
Cash	$42,667,058	$(15,743,217)	$26,923,841
Current Assets	$61,219,886	$(15,743,217)	$45,476,669
Total Assets	$227,226,337	$(15,743,217)	$211,483,120

Deficit	$(127,438,736)	$(15,743,217)	$(143,181,953)
Total Shareholders’ Equity	$186,252,020	$(15,743,217)	$170,508,803
Total Liabilities and Shareholders’ Equity	$227,226,337	$(15,743,217)	$211,483,120

		Restatement
Three Months Ended March 31, 2023	As Filed	Adjustments	As Restated
Consolidated Statement of Operations and Comprehensive Loss
Interest Income (Expense), Net	$292,258	$(175,907)	$116,351
Provision for Misappropriated Funds	$-	$(2,000,000)	$(2,000,000)
Total Other Income (Expense)	$456,881	$(2,175,907)	$(1,719,026)
(Loss) before Provision for Income Taxes	$(3,971,155)	$(2,175,907)	$(6,147,062)
Net Loss and Comprehensive Loss	$(6,304,242)	$(2,175,907)	$(8,480,149)
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.04)

		Restatement
Three Months Ended March 31, 2022	As Filed	Adjustments	As Restated
Consolidated Statement of Operations and Comprehensive Loss
Interest Income (Expense), Net	$27,353	$(361)	$26,992
Provision for Misappropriated Funds	$-	$(2,000,000)	$(2,000,000)
Total Other Income (Expense)	$4,405,918	$(2,000,361)	$2,405,557
Income (loss) before Provision for Income Taxes	$695,691	$(2,000,361)	$(1,304,670)
Net Loss and Comprehensive Loss	$(2,061,071)	$(2,000,361)	$(4,061,432)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)

		Restatement
Three Months Ended March 31, 2023	As Filed	Adjustments	As Restated
Consolidated Statement of Cash Flows
Net loss	$(6,304,242)	$(2,175,907)	$(8,480,149)
Total Operating	$(5,170,233)	$(2,175,907)	$(7,346,140)
Net Change in Cash During the Period	$(9,689,856)	$(2,175,907)	$(11,865,763)
Cash Beginning of Period	$52,356,914	$(13,567,310)	$38,789,604
Cash End of Period	$42,667,058	$(15,743,217)	$26,923,841

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

		Restatement
Three Months Ended March 31, 2022	As Filed	Adjustments	As Restated
Consolidated Statement of Cash Flows
Net loss	$(2,061,071)	$(2,000,361)	$(4,061,432)
Total Operating	$2,960,740	$(2,000,361)	$960,379
Net Change in Cash During the period	$555,799	$(2,000,361)	$(1,444,562)
Cash Beginning of Period	$61,588,843	$(3,001,891)	$58,586,952
Cash End of Period	$62,144,642	$(5,002,252)	$57,142,390

In addition, amounts were restated in the following:

●	Note 6, Intangible Assets
●	Note 12, Loss Per Share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three months ended March 31, 2023. It is supplemental to, and should be read in conjunction with, our restated unaudited interim condensed consolidated financial statements for the three months ended March 31, 2023 and 2022, and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosure Regarding Forward-Looking Statements,” identified in this Quarterly Report on Form 10-Q/A. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements and information.

Overview of the Company

We are a multi-state cannabis operator with licenses to operate in Nevada, California, and Florida, and a conditional dispensing license in Illinois. We are headquartered in Las Vegas, Nevada, at our superstore dispensary located adjacent to the Las Vegas Strip. A detailed description of our corporate history and our business can be found in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, as filed with the SEC on February 16, 2024.

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

Results of Operations

	Restated
	Three Months Ended
	March 31,	March 31,	Percentage
Expressed in USD$	2023	2022	Change
Revenue
Net revenue	24,915,396	25,694,395	(3.0)%
Cost of Goods Sold	(14,032,585)	(12,793,391)	9.7%
Gross Profit	10,882,811	12,901,004	(15.6)%
Gross Profit Margin %	43.7%	50.2%

Expenses
General and Administrative	10,955,007	13,486,690	(18.8)%
Sales and Marketing	1,335,740	603,242	121.4%
Lease expense	784,636	481,247	63.0%
Depreciation and Amortization	2,235,464	2,040,052	9.6%
Total Expenses	15,310,847	16,611,231	(7.8)%

Income (Loss) From Operations	(4,428,036)	(3,710,227)	19.3%

Other Income (Expense):
Interest expense, net	116,351	26,992	331.1%
Foreign exchange gain (loss)	1,887	(95,709)	(102.0)%
Change in fair value of warrants	18,127	4,159,809	(99.6)%
Provision for misappropriated funds	(2,000,000)	(2,000,000)	—%
Other income	144,609	314,465	(54.0)%
Total Other Income (Expense)	(1,719,026)	2,405,557	(171.5)%

Loss for the period before tax	(6,147,062)	(1,304,670)	371.2%
Provision for income tax (current and deferred)	2,333,087	2,756,762	(15.4)%
Loss for the period	(8,480,149)	(4,061,432)	108.8%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.04)	$(0.02)

Weighted Average Number of Shares Outstanding
Basic and diluted	221,084,457	205,570,940

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

Interest income was $116,351 earned during the three months ended March 31, 2023, compared to interest income of $26,992 during the three months ended March 31, 2022. Interest income is net of interest expense related to accrued interest on our long-term debt that is due and payable on demand. The balance of long-term debt as of March 31, 2023, was $884,000 compared to $884,000 as of December 31, 2021.  Interest is being accrued on this note at a rate of 5% per annum. The interest previously recognized included interest reported on the misappropriated funds. This excess interest has been removed, and the amounts included in this restatement are actual cash interest received and paid on funds held net of the misappropriated funds.

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

Provision for misappropriated funds consists of funds that were misappropriated by the Company’s external investment advisor over the period from November 2021 through to September 30, 2023.  We are conducting an internal investigation into the misappropriation that was carried out with the assistance of external legal counsel. From evidence revealed to the Company as part of the investigation process, we were provided with factual information from WAB regarding the funds misappropriated and were able to confirm in which periods funds were misappropriated.  During the three months ended March 31, 2023, approximately $2,000,000 was misappropriated, resulting in an increase to the net loss for the three months ended March 31, 2023 by $2,000,000. During the three months ended March 31, 2022, approximately $2,000,000 was misappropriated and this resulted in an increase in the net loss for the three months ended March 31, 2022 by $2,000,000. We have filed a claim and are diligently trying to recover the misappropriated funds.  Any future recovery of misappropriated funds will be recognized in the period in which the recovery occurs. See Explanatory Note to this 10-Q/A for further information.

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

The overall net loss for the three months ended March 31, 2023, was $8,480,149 (($0.04) per share) compared to an overall net loss of $4,061,432 (($0.02) per share) for the three months ended March 31, 2022.

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

As of March 31, 2023, we had working capital of $32,798,010 compared to working capital of $41,556,926 as of December 31, 2022. The Company believes that it has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, the planned build-out of its operations in Florida, the further expansion of operations in Nevada and California, and the continuing build-out of its Illinois retail location.

The following table relates to the three months ended March 31, 2023, and 2022:

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash flows (used in) provided by operating activities	(7,346,140)	960,379
Cash flows used in investing activities	(4,519,623)	(2,547,909)
Cash flows provided by financing activities	-	-

Cash Flows from Operating Activities

Net cash used in operating activities was ($7,346,139) for the three months ended March 31, 2023, compared to cash provided by operating activities of $960,378 for the three months ended March 31, 2022. A significant portion of the increase in cash used in operating activities is directly attributable to professional fees and other consulting services used during the three months ended March 31, 2023, when compared to the three months ended March 31, 2022.

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

There have been no material changes to our critical accounting estimates as set forth in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K/A for the year ended December 31, 2022.

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

In connection with the preparation of the Original Filing, as of March 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, at the time the Original Filing was filed, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

In connection with the Restatement, management has reassessed its evaluation of the effectiveness of its internal control over financial reporting and disclosure controls and procedures as of March 31, 2023. Based on such re-assessment, management confirmed that the material weaknesses described in the Annual Report on Form 10-K/A for the year ended December 31, 2022 continue to be material weaknesses as of the time of the re-assessment, and that these same material weaknesses contributed to the Restatement.

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

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies, in the aggregate, represent material weaknesses in our internal control over financial reporting.  Accordingly, we concluded that our internal controls over financial reporting and disclosure controls and procedures were not effective as of March 31, 2023.

The above-described material weaknesses have not been remediated as of the filing of this Quarterly Report on Form 10-Q. Since identifying the material weaknesses described above, management, with oversight from the Audit Committee, has already implemented and continues to implement enhanced policies and procedures intended to address both the identified material weaknesses and to enhance the Company’s overall internal control over financial reporting and disclosure controls and procedures. As part of the remediation, we have also added an independent director to the Board who now serves as chairman of the audit committee. The former chair of the audit committee has become an executive director and has taken on the role of Chief Administrative Officer and is overseeing the internal audit function for the Company.

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

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation plan discussed above, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no actual or to our knowledge contemplated legal proceedings material to us or our subsidiaries or to which any of our or any of our subsidiaries’ property is the subject matter.

Item 1A. Risk Factors.

In addition to the risk factor set forth below and other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2022, which could materially affect our business, financial condition, financial results, or future performance. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022.

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