Form 10-Q/A
period 2023-06-30
Planet 13 Holdings Inc.
filed 2024-02-20
CIK 1813452

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

As of August 8, 2023, there were 222,247,854 Common Shares outstanding.

EXPLANATORY NOTE

Planet 13 Holdings Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment” or this “Form 10-Q/A”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 9, 2023 (the “Original Filing”).

In filing this Amendment, the Company is restating its previously issued unaudited interim condensed consolidated financial statements as of and for the quarterly periods ended June 30, 2023 and 2022 (the “Affected Periods”) to account for material errors due to the believed misappropriation of approximately $22.0 million (the “Misappropriated Funds”) of the Company’s funds held by El Capitan Advisors, Inc. (“El Capitan”) as further described below. Those previously issued financial statements should no longer be relied upon. All material restatement information for the Affected Periods that relates to the errors will be included in this Amendment.

Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the Affected Periods in this Amendment and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, corporate presentations or similar communications relating to the Affected Periods. See Note 21 in the restated unaudited interim consolidated financial statements included in this Amendment, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On January 25, 2024, as a result of the preliminary information obtained in connection with an ongoing internal investigation, the audit committee (the “Audit Committee”) of the board of directors of the Company, based on the recommendation of the Company’s management, concluded that the Company’s previously issued audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and the Company’s previously issued unaudited consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, and each as included in any reports, presentations or similar communications of the Company’s financial results, should no longer be relied upon due to the errors. As a result, the errors require a restatement of the financial statements for the Affected Periods (the “Restatement”) which is reflected in this Amendment. The impact of the errors is described in detail in Note 21 in the restated unaudited interim consolidated financial statements included in this Amendment. The Company has also amended its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K/A”)and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, and has determined that it needs to amend and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, which the Company is filing concurrently with this Form 10-Q/A.

Internal Control Considerations

In connection with the Restatement, management has reassessed its evaluation of the effectiveness of its internal control over financial reporting and disclosure controls and procedures as of June 30, 2023, as further described in Part I, Item 4 of this Amendment. Based on such re-assessment, management confirmed that the material weaknesses described in the Form 10-K/A continue to be material weaknesses as of the time of the re-assessment, and that these same material weaknesses contributed to the Restatement. Therefore, management concluded that internal control over financial reporting and disclosure controls and procedures were not effective as of the quarter ended June 30, 2023. Management has taken steps to remediate the material weaknesses in our internal control over financial reporting. For additional information related to the material weaknesses in internal control over financial reporting and the related remedial measures, see Part I Item 4 of this Amendment for a description of these matters.

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

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after August 9, 2023, the filing date of the Original Filing, or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with filings made with the SEC subsequent to the filing of the Original Filing.

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

Readers are cautioned that forward-looking information and statements are not based on historical facts but instead are based on reasonable assumptions and estimates of our management at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements. Such factors include, among others, our actual financial position and results of operations differing from management’s expectations; our business model; a lack of business diversification; increasing competition in the industry; public opinion and perception of the cannabis industry; expected significant costs and obligations; current reliance on limited jurisdictions; development of our business; access to capital; risks relating to the management of growth; risks inherent in an agricultural business; risks relating to energy costs; risks related to research and market development; risks related to breaches of security at our facilities; reliance on suppliers; risks relating to the concentrated voting control of the Company; risks related to our being a holding company; risks related to service providers withdrawing or suspending services under threat of prosecution; risks related to proprietary intellectual property and potential infringement by third parties; risks of litigation relating to intellectual property; negative clinical trial results; insurance related risks; risk of litigation generally; risks associated with cannabis products manufactured for human consumption, including potential product recalls; risks relating to being unable to attract and retain key personnel; risks relating to obtaining and retaining relevant licenses; risks relating to integration of acquired businesses; risks related to quantifying our target market; risks related to industry growth and consolidation; fraudulent activity by employees, contractors and consultants; cyber-security risks; conflicts of interest; risks related to reputational damage in certain circumstances; leased premises risks; U.S. regulatory landscape and enforcement related to cannabis, including political risks; heightened scrutiny by Canadian regulatory authorities; risks related to capital raising due to heightened regulatory scrutiny; risks related to tax liabilities; risks related to U.S. state and local law and regulations; risks related to access to banks and credit card payment processors; risks related to potential violation of laws by banks and other financial institutions; ability and constraints on marketing products; risks related to lack of U.S. federal trademark and patent protection; risks related to the enforceability of contracts; the limited market for our securities; difficulty for U.S. holders of Common Shares to resell over the Canadian Securities Exchange; price volatility of Common Shares; uncertainty regarding legal and regulatory status and changes; risks related to legislation and cannabis regulation in the states in which we operate or contemplate future operations; future sales by shareholders; no guarantee regarding use of available funds; currency fluctuations; risks related to entry into the U.S; risks related to economic and regulatory factors which would preclude the Company from completing a continuance from British Columbia to Nevada; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	June 30,	December 31,
	2023	2022
	Restated (Note 21)	Restated (Note 21)
ASSETS
Current Assets:
Cash	$24,457,546	$38,789,604
Accounts Receivable	1,320,998	1,326,795
Inventory	14,712,473	13,004,839
Prepaid Expenses and Other Current Assets	2,848,838	3,810,394
Total Current Assets	43,339,855	56,931,632

Property and Equipment	69,453,103	71,466,051
Intangible Assets	71,100,663	69,288,007
Right of Use Assets - Operating	21,650,593	21,168,171
Long-term Deposits and Other Assets	832,853	862,545
Deferred Tax Asset	318,294	346,257

TOTAL ASSETS	$206,695,361	$220,062,663

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current:
Accounts Payable	$3,018,576	$3,112,820
Accrued Expenses	6,989,504	8,072,224
Income Taxes Payable	781,233	2,826,501
Notes Payable - Current Portion	884,000	884,000
Operating Lease Liabilities	545,043	479,161
Total Current Liabilities	12,218,356	15,374,706

Long-Term Liabilities:
Operating Lease Liabilities	26,738,325	25,833,071
Warranty Liability	-	18,127
Other Long-term Liabilities	28,000	28,000
Deferred Tax Liability	1,482,864	1,487,204
Total Liabilities	40,467,545	42,741,108

Commitments and Contingencies (refer to Note 16)

SHAREHOLDERS' EQUITY
Common Shares, no par value, unlimited Common Shares authorized, 222,247,854 issued and outstanding at June 30, 2023 and 220,470,061 at December 31, 2022	-	-
Additional Paid-In Capital	314,025,857	312,023,359
Deficit	(147,798,041)	(134,701,804)
Total Shareholders' Equity	166,227,816	177,321,555

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$206,695,361	$220,062,663

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
	Restated (Note 21)	Restated (Note 21)	Restated (Note 21)	Restated (Note 21)

Revenues, net of discounts	$25,832,711	$28,412,230	$50,748,107	$54,106,625
Cost of Goods Sold	(13,950,477)	(14,587,723)	(27,983,062)	(27,381,114)
Gross Profit	11,882,234	13,824,507	22,765,045	26,725,511

Expenses:
General and Administrative	11,271,370	12,011,053	22,226,376	25,497,743
Sales and Marketing	1,332,498	887,436	2,668,237	1,490,678
Lease Expense	794,389	779,050	1,579,025	1,260,297
Depreciation	1,986,578	1,963,937	4,222,042	4,003,989
Total Expenses	15,384,835	15,641,476	30,695,680	32,252,707

Loss From Operations	(3,502,601)	(1,816,969)	(7,930,635)	(5,527,196)

Other Income (Expense):
Interest income, net	32,544	15,118	148,894	42,110
Foreign exchange gain (loss)	4,229	74,543	6,116	(21,166)
Change in fair value of warrant liability	-	2,635,425	18,127	6,795,234
Provision for misappropriated funds	-	(5,000,000)	(2,000,000)	(7,000,000)
Other Income (Expense), net	1,712,598	(85,698)	1,857,205	228,767
Total Other Income (Expense)	1,749,371	(2,360,612)	30,342	44,945

Loss Before Provision for Income Taxes	(1,753,230)	(4,177,581)	(7,900,293)	(5,482,251)

Provision For Income Taxes
Current Tax Expense	(2,904,644)	(2,908,359)	(5,169,732)	(5,676,474)
Deferred Tax Recovery	41,787	16,275	(26,212)	27,628
	(2,862,857)	(2,892,084)	(5,195,944)	(5,648,846)

Net Loss and Comprehensive Loss	$(4,616,087)	$(7,069,665)	$(13,096,237)	$(11,131,097)

Loss per Share
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.06)	$(0.05)

Weighted Average Number of Common Shares
Basic and diluted	221,791,320	220,088,004	221,439,841	212,869,574

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Common Shares	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, January 1, 2022 - Restated (Note 21)	198,687,950	295,838	$245,861,704	$(75,156,085)	$170,705,619

Share based Compensation - RSUs	-	-	4,116,573	-	4,116,573
Shares Issued on Acquisition	21,361,002	-	57,854,830	-	57,854,830
Replacement Options Issued on Acquisition	-	-	1,239,818	-	1,239,818
Shares Issued on Exercise of Options	97,325	-	97,980	-	97,980
Net Loss for the Period	-	-	-	(11,131,097)	(11,131,097)

Balance, June 30, 2022 - Restated (Note 21)	220,146,277	295,838	$309,170,905	$(86,287,182)	$222,883,723

Balance, January 1, 2023 - Restated (Note 21)	220,470,061	295,838	$312,023,359	$(134,701,804)	$177,321,555

Share based Compensation - RSUs	-	-	1,323,618	-	1,323,618
Share based Compensation - RSUs - Taxes Paid in Lieu of Share Issuance	-	-	(267,526)	-	(267,526)
Shares Issued on Settlement of RSUs	714,416	-	-	-	-
Shares Issued on Exercise of Purchase Option	1,063,377	-	946,406	-	946,406
Net Loss for the Period	-	-	-	(13,096,237)	(13,096,237)

Balance, June 30, 2023 - Restated (Note 21)	222,247,854	295,838	$314,025,857	$(147,798,041)	$166,227,816

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In United States Dollars)

	Six Months Ended
	June 30,	June 30,
	2023	2022
	Restated (Note 21)	Restated (Note 21)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(13,096,237)	$(11,131,097)
Adjustments for items not involving cash:
Shared based compensation expense	1,323,618	4,116,573
Non-cash lease expense	2,559,990	1,799,593
Depreciation	6,230,026	5,316,191
Change in fair value of warrant liability	(18,127)	(6,795,234)
Loss on translation of warrant liability	-	12,758
Deferred tax recovery	(4,340)	-
Proceeds from lease incentive	-	1,000,000
Lease incentive amortization	(52,231)	(260,987)
Gain on sale of fixed assets	(14,749)	-
	(3,072,050)	(5,942,203)

Net Changes in Non-cash Working Capital Items	(4,079,677)	1,848,718
Repayment of lease liabilities	(2,016,581)	(1,751,380)
Total Operating	(9,168,308)	(5,844,865)

FINANCING ACTIVITIES
RSU withholding taxes paid in lieu of share issuance	(267,526)	-
Proceeds from exercise of warrants and options	-	97,980
Total Financing	(267,526)	97,980

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,070,701)	(11,737,742)
Proceeds from sales of fixed assets	40,727	-
Purchase of 51% interest in Planet 13 Illinois	(866,250)	-
Net cash acquired through NGW acquisition	-	1,478,698
Total Investing	(4,896,224)	(10,259,044)

Effect of foreign exchange on cash	-	1,909

NET CHANGE IN CASH DURING THE PERIOD	(14,332,058)	(16,004,020)

CASH
Beginning of Period	38,789,604	58,586,952

End of Period	$24,457,546	$42,582,932

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

2. Basis of Presentation

These restated unaudited interim condensed consolidated financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for all periods presented. Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with GAAP have been omitted or condensed. The information included in these restated unaudited interim condensed consolidated financial statements should be read in conjunction with the audited restated consolidated financial statements and accompanying notes as of and for the year ended  December 31, 2022 included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022. These restated unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for the fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

The following table reflects the revenue, gross profit and comprehensive loss that would have been reported if the acquisition had occurred at the beginning of the period indicated:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Reported	NGW	Pro Forma	As Reported	NGW	Pro Forma

Revenue, net of discounts	$28,412,230	$-	$28,412,230	$54,106,625	$870,651	$54,977,276
Gross Profit	13,824,507	-	13,824,507	26,725,511	(131,700)	26,593,811
Comprehensive loss for the period - Restated (Note 21)	(7,069,665)	-	(7,069,665)	(11,131,097)	(868,125)	(11,999,222)

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

During the six months ended  June 30, 2022

No RSUs were granted, exercised or vested.

12. Loss Per Share

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
	Restated (Note 21)	Restated (Note 21)	Restated (Note 21)	Restated (Note 21)

Loss available to common shareholders	$(4,616,087)	$(7,069,665)	$(13,096,237)	$(11,131,097)

Weighted average number of shares outstanding, basic and diluted	221,791,320	220,088,004	221,439,841	212,869,574

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.06)	$(0.05)

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

On January 22, 2024, the Company initiated a lawsuit in Santa Monica, California against El Capitan, El Capitan’s founder and Chief Executive Officer—Andrew Nash, Casa Verde, Casa Verde’s Managing Member—Karan Wadhera, and Jamie Nash, the spouse of Andrew Nash (collectively the “Defendants”) seeking approximately $16.5 million in compensatory damages and other relief. The Company alleges that each Defendant is liable for their involvement in a scheme to defraud the Company of funds managed by El Capitan in its capacity as the Company’s fiduciary.  The Company is vigorously pursuing its rights against the Defendants and intends to act quickly to enact all necessary remedies available.

On January 25, 2024, in connection with the ongoing internal investigation, the Company concluded that its previously issued audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) and the Company’s previously issued unaudited consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023 (the “2023 Quarterly Reports” and, together with the 2022 Annual Report, the “Reports” and all financial statements included in the Reports, collectively, the “Affected Financials”) should no longer be relied upon due to material errors due to the believed misappropriation of approximately $22.0 million of the Company's funds held by El Capitan. The impact of correcting these items was the recognition of a total of $16,283,225 provision for the misappropriated cash that has been reflected in the Affected Financials in the periods when the misappropriation occurred as reflected in the restated financial statements.

The impact on the restated unaudited interim condensed consolidated financial statements for the three and six months ending June 30, 2023 and 2022 is as follows:

		Restatement
June 30, 2023	As Filed	Adjustments	As Restated
Consolidated Balance Sheet
Cash	$40,467,525	$(16,009,979)	$24,457,546
Current Assets	$59,349,834	$(16,009,979)	$43,339,855
Total Assets	$222,705,340	$(16,009,979)	$206,695,361

Deficit	$(131,788,062)	$(16,009,979)	$(147,798,041)
Total Shareholders’ Equity	$182,237,795	$(16,009,979)	$166,227,816
Total Liabilities and Shareholders’ Equity	$222,705,340	$(16,009,979)	$206,695,361

		Restatement
Three Months Ended June 30, 2023	As Filed	Adjustments	As Restated
Consolidated Statement of Operations and Comprehensive Loss
Interest Income, Net	$299,306	$(266,762)	$32,544
Total Other Income	$2,016,133	$(266,762)	$1,749,371
(Loss) before Provision for Income Taxes	$(1,486,468)	$(266,762)	$(1,753,230)
Net Loss and Comprehensive Loss	$(4,349,325)	$(266,762)	$(4,616,087)
Basic and diluted loss per share	$(0.02)	$-	$(0.02)

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

		Restatement
Six Months Ended June 30, 2023	As Filed	Adjustments	As Restated
Consolidated Statement of Operations and Comprehensive Loss
Interest Income, Net	$591,563	$(442,669)	$148,894
Provision for Misappropriated Funds	$-	$(2,000,000)	$(2,000,000)
Total Other Income	$2,473,011	$(2,442,669)	$30,342
(Loss) before Provision for Income Taxes	$(5,457,624)	$(2,442,669)	$(7,900,293)
Net Loss and Comprehensive Loss	$(10,653,568)	$(2,442,669)	$(13,096,237)
Basic and diluted loss per share	$(0.05)	$(0.01)	$(0.06)

		Restatement
Three Months Ended June 30, 2022	As Filed	Adjustments	As Restated
Consolidated Statement of Operations and Comprehensive Loss
Interest Income, Net	$45,258	$(30,140)	$15,118
Provision for Misappropriated Funds	$-	$(5,000,000)	$(5,000,000)
Total Other Income (Expense)	$2,669,528	$(5,030,140)	$(2,360,612)
Income (loss) before Provision for Income Taxes	$852,559	$(5,030,140)	$(4,177,581)
Net Loss and Comprehensive Loss	$(2,039,525)	$(5,030,140)	$(7,069,665)
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)

		Restatement
Six Months Ended June 30, 2022	As Filed	Adjustments	As Restated
Consolidated Statement of Operations and Comprehensive Loss
Interest Income, Net	$72,611	$(30,501)	$42,110
Provision for Misappropriated Funds	$-	$(7,000,000)	$(7,000,000)
Total Other Income	$7,075,446	$(7,030,501)	$44,945
Income (loss) before Provision for Income Taxes	$1,548,250	$(7,030,501)	$(5,482,251)
Net Loss and Comprehensive Loss	$(4,100,596)	$(7,030,501)	$(11,131,097)
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.05)

		Restatement
Six Months Ended June 30, 2023	As Filed	Adjustments	As Restated
Consolidated Statement of Cash Flows
Net loss	$(10,653,568)	$(2,442,669)	$(13,096,237)
Total Operating	$(6,725,639)	$(2,442,669)	$(9,168,308)
Net Change in Cash During the Period	$(11,889,389)	$(2,442,669)	$(14,332,058)
Cash Beginning of Period	$52,356,914	$(13,567,310)	$38,789,604
Cash End of Period	$40,467,525	$(16,009,979)	$24,457,546

		Restatement
Six Months Ended June 30, 2022	As Filed	Adjustments	As Restated
Consolidated Statement of Cash Flows
Net loss	$(4,100,596)	$(7,030,501)	$(11,131,097)
Total Operating	$1,185,636	$(7,030,501)	$(5,844,865)
Net Change in Cash During the Period	$(8,973,519)	$(7,030,501)	$(16,004,020)
Cash Beginning of Period	$61,588,843	$(3,001,891)	$58,586,952
Cash End of Year	$52,615,324	$(10,032,392)	$42,582,932

In addition, amounts were restated in the following:

●	Note 6, Intangible Assets
●	Note 12, Loss Per Share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three and six months ended June 30, 2023. It is supplemental to, and should be read in conjunction with, our restated unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022, and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Disclosures Regarding Forward-Looking Statements,” identified in this Quarterly Report on Form 10-Q/A. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements and information.

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

Recent Developments

The following are recent developments occurring in the three months ended June 30, 2023, and following that period until the filing date of this Form 10-Q/A:

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

Results of Operations

	Restated
	Three Months Ended
	June 30,	June 30,	Percentage
Expressed in USD$	2023	2022	Change
Revenue
Net revenue	25,832,711	28,412,230	(9.1)%
Cost of Goods Sold	(13,950,477)	(14,587,723)	(4.4)%
Gross Profit	11,882,234	13,824,507	(14.0)%
Gross Profit Margin %	46.0%	48.7%

Expenses
General and Administrative	11,271,370	12,011,053	(6.2)%
Sales and Marketing	1,332,498	887,436	50.2%
Lease expense	794,389	779,050	2.0%
Depreciation and Amortization	1,986,578	1,963,937	1.2%
Total Expenses	15,384,835	15,641,476	(1.6)%

Income (Loss) From Operations	(3,502,601)	(1,816,969)	92.8%

Other Income (Expense):
Interest expense, net	32,544	15,118	115.3%
Foreign exchange gain (loss)	4,229	74,543	(94.3)%
Change in fair value of warrants	—	2,635,425	(100.0)%
Provision for misappropriated funds	—	(5,000,000)	(100.0)%
Other income	1,712,598	(85,698)	(2098.4)%
Total Other Income (Expense)	1,749,371	(2,360,612)	(174.1)%

Loss for the period before tax	(1,753,230)	(4,177,581)	(58.0)%
Provision for income tax (current and deferred)	2,862,857	2,892,084	(1.0)%
Loss for the period	(4,616,087)	(7,069,665)	(34.7)%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.02)	$(0.03)

Weighted Average Number of Shares Outstanding
Basic and diluted	221,791,320	220,088,004

	Restated
	Six Months Ended
	June 30,	June 30,	Percentage
Expressed in USD$	2023	2022	Change
Revenue
Net revenue	50,748,107	54,106,625	(6.2)%
Cost of Goods Sold	(27,983,062)	(27,381,114)	2.2%
Gross Profit	22,765,045	26,725,511	(14.8)%
Gross Profit Margin %	44.9%	49.4%

Expenses
General and Administrative	22,226,376	25,497,743	(12.8)%
Sales and Marketing	2,668,237	1,490,678	79.0%
Lease expense	1,579,025	1,260,297	25.3%
Depreciation and Amortization	4,222,042	4,003,989	5.4%
Total Expenses	30,695,680	32,252,707	(4.8)%

Income (Loss) From Operations	(7,930,635)	(5,527,196)	43.5%

Other Income (Expense):
Interest expense, net	148,894	42,110	253.6%
Foreign exchange gain (loss)	6,116	(21,166)	(128.9)%
Change in fair value of warrants	18,127	6,795,234	(99.7)%
Provision for misappropriated funds	(2,000,000)	(7,000,000)	(71.4)%
Other income	1,857,205	228,767	711.8%
Total Other Income (Expense)	30,342	44,945	(32.5)%

Loss for the period before tax	(7,900,293)	(5,482,251)	44.1%
Provision for income tax (current and deferred)	(5,195,944)	(5,648,846)	(8.0)%
Loss for the period	(13,096,237)	(11,131,097)	17.7%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.06)	$(0.05)

Weighted Average Number of Shares Outstanding
Basic and diluted	221,439,841	212,869,574

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

Interest income was $32,544 earned during the three months ended June 30, 2023, compared to interest income of $15,118 earned during the three months ended June 30, 2022 (interest income of $148,894 for the six months ended June 30, 2023 compared to interest income of $42,110 during the six months ended June 30, 2022). Interest income is net of interest expense related to accrued interest on our long-term debt that is due and payable on demand. The interest previously recognized included interest reported on the misappropriated funds.  This excess interest has been removed and the amounts included in this restatement are actual cash interest received and paid on funds held net of the misappropriated funds. The balance of long-term debt as of June 30, 2023, was $884,000 compared to $884,000 as of December 31, 2022. Interest is being accrued on this note at a rate of 5% per annum.

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

Provision for misappropriated funds consists of funds that were misappropriated by the Company’s external investment advisor over the period from November 2021 through to September 30, 2023. We are conducting an internal investigation into the misappropriation with the assistance of external legal counsel.  From evidence revealed to the Company as part of the investigation process, we were provided with factual information from WAB regarding the misappropriated funds and were able to confirm which periods funds were misappropriated. During the three months ended June 30, 2023, $0 was misappropriated compared to $5,000,000 that was misappropriated during the three months ended June 30, 2022. During the six months ended June 30, 2023, approximately $2,000,000 was misappropriated and this resulted in an increase to the net loss for the year by $2,000,000. This compares to $7,000,000 that was misappropriated during the six months ended June 30, 2022 which resulted in a $7,000,000 increase in the net loss. We have filed a claim and are diligently trying to recover the misappropriated funds. Any future recovery of misappropriated funds will be recognized in the period in which the recovery occurs. See Explanatory Note to this Form 10-Q/A for further information.

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

The income tax expense for the three months ended June 30, 2023, was $2,862,857 compared to $2,892,084 for the prior year period. The tax expense decreased due to the decrease in taxable profitability during the three months ended June 30, 2023, when compared to the three months ended June 30, 2022. Income tax expense for the six months ended June 30, 2023, was $5,102,894 compared to $5,642,251 for the six months ended June 30, 2022. The tax expense decreased due to the decrease in taxable profitability during the six months ended June 30, 2023, when compared to the six months ended June 30, 2022. We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent of our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the three months ended June 30, 2023, was $4,616,087 ($0.02 per share) compared to an overall net loss of $7,069,665 (($0.03) per share) for the three months ended June 30, 2022. The overall net loss for the six months ended June 30, 2023, was $13,096,237 ($0.06 per share) compared to an overall net loss of $11,131,097 (($0.05) per share) for the six months ended June 30, 2022.

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

As of June 30, 2023, we had working capital of $31,121,499 compared to working capital of $41,556,926 as of December 31, 2022. The Company believes that it has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, the planned build-out of its operations in Florida, the further expansion of operations in Nevada and California, and the continuing build-out of its Illinois retail location.

The following table relates to the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash flows used in operating activities	(9,168,308)	(5,844,865)
Cash flows used in investing activities	(4,896,224)	(10,259,044)
Cash flows provided by financing activities	-	-

Cash Flows from Operating Activities

Net cash used in operating activities was ($9,168,308) for the six months ended June 30, 2023, compared to cash used in operating activities of ($5,844,865) for the six months ended June 30, 2022. A significant portion of the increase in cash used in operating activities is directly attributable to professional fees and other consulting services used during the six months ended June 30, 2023, when compared to the six months ended June 30, 2022.

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

In connection with the preparation of the Original Filing, as of June 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, at the time the Original Filing was filed, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

In connection with the Restatement, management has reassessed its evaluation of the effectiveness of its internal control over financial reporting and disclosure controls and procedures as of June 30, 2023. Based on such re-assessment, management confirmed that the material weaknesses described in the Annual Report on Form 10-K/A for the year ended December 31, 2022 continue to be material weaknesses as of the time of the re-assessment and that these same material weaknesses contributed to the Restatement.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified that certain process-level controls associated with third-party vendor selection, retention and monitoring and well as processes designed to mitigate risks associated with fraud were not operated effectively. These ineffective controls were attributable to insufficient policies, procedures and training that impaired our ability to timely discover potential third-party fraudulent activity.

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies, in the aggregate, represent material weaknesses in our internal control over financial reporting. Accordingly, we concluded that our internal controls over financial reporting and disclosure controls and procedures were not effective as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation discussed above, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being permitted to provide only two years of audited financial statements in our Annual Report on Form 10-K/A, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and not being required to furnish a stock performance graph in our annual report.

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