Form 10-Q/A
period 2023-09-30
Planet 13 Holdings Inc.
filed 2024-02-20
CIK 1813452

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

EXPLANATORY NOTE

Planet 13 Holdings Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment” or this “Form 10-Q/A”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 8, 2023 (the “Original Filing”).

In filing this Amendment, the Company is restating its previously issued unaudited interim condensed consolidated financial statements as of and for the quarterly periods ended September 30, 2023 and 2022 (the “Affected Periods”) to account for material errors due to the believed misappropriation of approximately $22.0 million (the "Misappropriated Funds") of the Company’s funds held by El Capitan Advisors, Inc. (“El Capitan”) as further described below. Those previously issued financial statements should no longer be relied upon. All material restatement information for the Affected Periods that relates to the errors will be included in this Amendment.

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

On January 25, 2024, as a result of the preliminary information obtained in connection with an ongoing internal investigation, the audit committee (the “Audit Committee”) of the board of directors of the Company, based on the recommendation of the Company’s management, concluded that the Company’s previously issued audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and the Company’s previously issued unaudited consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, and each as included in any reports, presentations or similar communications of the Company’s financial results, should no longer be relied upon due to the errors. As a result, the errors require a restatement of the financial statements for the Affected Periods (the “Restatement”) which is reflected in this Amendment. The impact of the errors is described in detail in Note 21 in the restated audited annual consolidated financial statements included in this Amendment. The Company has also amended its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023.

Internal Control Considerations

In connection with the Restatement, management has reassessed its evaluation of the effectiveness of its internal control over financial reporting and disclosure controls and procedures as of September 30, 2023 as further described in Part I, Item 4 of this Amendment. Based on such re-assessment, management confirmed that the material weaknesses described in the Form 10-K/A continue to be material weaknesses as of the time of the re-assessment, and that these same material weaknesses contributed to the Restatement. Therefore internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2023. Management has taken steps to remediate the material weaknesses in our internal control over financial reporting. For additional information related to the material weaknesses in internal control over financial reporting and the related remedial measures, see Part I, Item 4 of this Amendment for a description of these matters.

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

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after November 8, 2023, the filing date of the Original Filing, or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with filings made with the SEC subsequent to the filing of the Original Filing.

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

Readers are cautioned that forward-looking information and statements are not based on historical facts but instead are based on reasonable assumptions and estimates of our management at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements. Such factors include, among others, our actual financial position and results of operations differing from management’s expectations; our business model; a lack of business diversification; increasing competition in the industry; public opinion and perception of the cannabis industry; expected significant costs and obligations; current reliance on limited jurisdictions; development of our business; access to capital; risks relating to the management of growth; risks inherent in an agricultural business; risks relating to energy costs; risks related to research and market development; risks related to breaches of security at our facilities; reliance on suppliers; risks relating to the concentrated voting control of the Company; risks related to our being a holding company; risks related to service providers withdrawing or suspending services under threat of prosecution; risks related to proprietary intellectual property and potential infringement by third parties; risks of litigation relating to intellectual property; negative clinical trial results; insurance related risks; risk of litigation generally; risks associated with cannabis products manufactured for human consumption, including potential product recalls; risks relating to being unable to attract and retain key personnel; risks relating to obtaining and retaining relevant licenses; risks relating to integration of acquired businesses; risks related to quantifying our target market; risks related to industry growth and consolidation; fraudulent activity by employees, contractors and consultants; cyber-security risks; conflicts of interest; risks related to reputational damage in certain circumstances; leased premises risks; U.S. regulatory landscape and enforcement related to cannabis, including political risks; heightened scrutiny by Canadian regulatory authorities; risks related to capital raising due to heightened regulatory scrutiny; risks related to tax liabilities; risks related to U.S. state and local law and regulations; risks related to access to banks and credit card payment processors; risks related to potential violation of laws by banks and other financial institutions; ability and constraints on marketing products; risks related to lack of U.S. federal trademark and patent protection; risks related to the enforceability of contracts; the limited market for our securities; difficulty for U.S. holders of our common stock to resell over the Canadian Securities Exchange; price volatility of our common stock; uncertainty regarding legal and regulatory status and changes; risks related to legislation and cannabis regulation in the states in which we operate or contemplate future operations; future sales by shareholders; no guarantee regarding use of available funds; currency fluctuations; risks related to entry into the U.S; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2022 and subsequent reports.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	September 30,	December 31,
	2023	2022
	Restated (Note 21)	Restated (Note 21)
ASSETS
Current Assets:
Cash	$15,090,441	$38,789,604
Restricted cash	5,400,000	-
Accounts Receivable	1,220,209	1,326,795
Inventory	14,882,790	13,004,839
Prepaid Expenses and Other Current Assets	3,189,576	3,810,394
Total Current Assets	39,783,016	56,931,632

Property and Equipment	68,259,905	71,466,051
Intangible Assets	31,451,215	69,288,007
Right of Use Assets - Operating	21,418,730	21,168,171
Long-term Deposits and Other Assets	832,853	862,545
Deferred Tax Asset	350,001	346,257

TOTAL ASSETS	$162,095,720	$220,062,663

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current:
Accounts Payable	$2,709,208	$3,112,820
Accrued Expenses	6,318,105	8,072,224
Income Taxes Payable	2,855,316	2,826,501
Notes Payable - Current Portion	884,000	884,000
Operating Lease Liabilities	580,142	479,161
Total Current Liabilities	13,346,771	15,374,706

Long-Term Liabilities:
Operating Lease Liabilities	26,663,701	25,833,071
Warranty Liability	-	18,127
Other Long-term Liabilities	28,000	28,000
Deferred Tax Liability	1,480,695	1,487,204
Total Liabilities	41,519,167	42,741,108

Commitments and Contingencies (refer to Note 16)

SHAREHOLDERS' EQUITY
Common Stock, no par value, 1,500,000,000 shares authorized, 222,247,854 issued and outstanding at September 30, 2023 and 220,470,061 at December 31, 2022	-	-
Preferred Stock, no par value, 50,000,000 shares authorized, 0 issued and outstanding at September 30, 2023 and 0 at December 31, 2022	-	-
Additional Paid-In Capital	314,628,834	312,023,359
Deficit	(194,052,281)	(134,701,804)
Total Shareholders' Equity	120,576,553	177,321,555

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$162,095,720	$220,062,663

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
	Restated (Note 21)	Restated (Note 21)	Restated (Note 21)	Restated (Note 21)

Revenues, net of discounts	$24,788,239	$25,623,217	$75,536,347	$79,729,842
Cost of Goods Sold	(13,715,307)	(15,064,315)	(41,698,369)	(42,445,429)
Gross Profit	11,072,932	10,558,902	33,837,978	37,284,413

Expenses:
General and Administrative	11,340,678	11,309,955	33,567,055	36,807,699
Sales and Marketing	1,348,266	938,269	4,016,503	2,428,947
Lease Expense	767,860	723,955	2,346,885	1,984,252
Impairment Loss	39,649,448	-	39,649,448	-
Depreciation	1,965,607	1,978,403	6,187,650	5,982,392
Total Expenses	55,071,859	14,950,582	85,767,541	47,203,290

Loss From Operations	(43,998,927)	(4,391,680)	(51,929,563)	(9,918,877)

Other Income (Expense):
Interest income, net	10,834	54,239	159,728	96,349
Foreign exchange gain (loss)	203	(1,834)	6,318	(23,000)
Change in fair value of warrant liability	-	197,721	18,127	6,992,955
Provision for misappropriated funds	-	-	(2,000,000)	(7,000,000)
Other Income, net	98,861	41,487	1,956,064	270,254
Total Other Income	109,898	291,613	140,237	336,558

Loss Before Provision for Income Taxes	(43,889,029)	(4,100,067)	(51,789,326)	(9,582,319)

Provision For Income Taxes
Current Tax Expense	(2,401,672)	(2,238,493)	(7,571,404)	(7,914,966)
Deferred Tax Recovery	36,465	15,989	10,253	43,617
	(2,365,207)	(2,222,504)	(7,561,151)	(7,871,349)

Net Loss and Comprehensive Loss	$(46,254,236)	$(6,322,571)	$(59,350,477)	$(17,453,668)

Loss per Share
Basic and diluted loss per share	$(0.21)	$(0.03)	$(0.27)	$(0.08)

Weighted Average Number of Shares of Common Stock
Basic and diluted	222,080,513	220,146,277	221,712,138	215,321,796

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Shares of Common Stock	Shares of Preferred Stock	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, January 1, 2022 - Restated (Note 21)	198,687,950	-	295,838	$245,861,704	$(75,156,085)	$170,705,619

Share based Compensation - RSUs	-	-	-	6,154,338	-	6,154,338
Shares Issued on Acquisition	21,361,002	-	-	56,656,905	-	56,656,905
Replacement Options Issued on Acquisition	-	-	-	1,239,818	-	1,239,818
Shares Issued on Exercise of Options	97,325	-	-	97,980	-	97,980
Net Loss for the Period	-	-	-	-	(17,453,668)	(17,453,668)

Balance, September 30, 2022 - Restated (Note 21)	220,146,277	-	295,838	$310,010,745	$(92,609,753)	$217,400,992

Balance, January 1, 2023 - Restated (Note 21)	220,470,061	-	295,838	$312,023,359	$(134,701,804)	$177,321,555

Expirations	-	-	(295,838)	-	-	-
Share based Compensation - RSUs	-	-	-	1,926,595	-	1,926,595
Share based Compensation - RSUs - Taxes Paid in Lieu of Share Issuance	-	-	-	(267,526)	-	(267,526)
Shares Issued on Settlement of RSUs	714,416	-	-	-	-	-
Shares Issued on Exercise of Purchase Option	1,063,377	-	-	946,406	-	946,406
Net Loss for the Period	-	-	-	-	(59,350,477)	(59,350,477)

Balance, September 30, 2023 - Restated (Note 21)	222,247,854	-	-	$314,628,834	$(194,052,281)	$120,576,553

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In United States Dollars)

	Nine Months Ended
	September 30,	September 30,
	2023	2022
	Restated (Note 21)	Restated (Note 21)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(59,350,477)	$(17,453,668)
Adjustments for items not involving cash:
Shared based compensation expense	1,926,595	6,154,338
Non-cash lease expense	3,840,610	3,364,265
Depreciation	9,184,602	8,156,634
Change in fair value of warrant liability	(18,127)	(6,992,955)
Loss on translation of warrant liability	-	(12,612)
Loss on disposal of fixed assets	153	4,048
Deferred tax recovery	(6,509)	-
Impairment of intangible assets	39,649,448	-
Proceeds from lease incentive	-	1,100,000
Lease incentive amortization	(78,347)	(238,469)
	(4,852,052)	(5,918,419)

Net Changes in Non-cash Working Capital Items	(3,256,283)	3,800,775
Repayment of lease liabilities	(3,078,748)	(2,645,471)
Total Operating	(11,187,083)	(4,763,115)

FINANCING ACTIVITIES
RSU withholding taxes paid in lieu of share issuance	(267,526)	-
Proceeds from exercise of warrants and options	-	97,980
Total Financing	(267,526)	97,980

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6,043,180)	(14,642,193)
Proceeds from sales of fixed assets	64,876	-
Purchase of 51% interest in Planet 13 Illinois	(866,250)	-
Net cash acquired through NGW acquisition	-	1,493,922
Total Investing	(6,844,554)	(13,148,271)

Effect of foreign exchange on cash	-	3,103

NET CHANGE IN CASH DURING THE PERIOD	(18,299,163)	(17,810,303)

CASH
Beginning of Period	38,789,604	58,586,952

End of Period	$20,490,441	$40,776,649

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

Unless the context otherwise requires or otherwise expressly states, all references in this Quarterly Report on Form 10-Q/A to Common Shares or common shares refer to the Company’s capital stock prior to the Domestication and all references to shares of Common Stock or common stock refer to the Company’s capital stock after the Domestication.

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

The following table reflects the revenue, gross profit and comprehensive loss that would have been reported if the acquisition had occurred at the beginning of the period indicated:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Reported	NGW	Pro Forma	As Reported	NGW	Pro Forma

Revenue, net of discounts	$25,623,217	$-	$25,623,217	$79,729,842	$870,651	$80,600,493
Gross Profit	10,558,902	-	10,558,902	37,284,413	(131,700)	37,152,713
Comprehensive loss for the period - Restated (Note 21)	(6,322,571)	-	(6,322,571)	(17,453,668)	(868,125)	(18,321,793)

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

During the nine months ended  September 30, 2022

No RSUs were granted, exercised or vested.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

12. Loss Per Share

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
	Restated (Note 21)	Restated (Note 21)	Restated (Note 21)	Restated (Note 21)

Loss available to common shareholders	$(46,254,236)	$(6,322,571)	$(59,350,477)	$(17,453,668)

Weighted average number of shares outstanding, basic and diluted	222,080,513	220,146,277	221,712,138	215,321,796

Basic and diluted loss per share	$(0.21)	$(0.03)	$(0.27)	$(0.08)

1,926,861 and 12,328,398 potentially dilutive securities for the three and nine months ended September 30, 2023 and 2022, respectively, were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to the net losses for such periods.

13. General and Administrative

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Salaries and wages	$3,873,582	$3,574,834	$11,417,701	$11,369,684
Share based compensation	602,977	2,037,765	1,926,595	6,154,338
Executive compensation	701,329	780,169	2,168,610	2,214,009
Licenses and permits	594,162	710,951	1,845,608	2,168,616
Payroll taxes and benefits	826,827	929,679	2,556,998	2,990,456
Supplies and office expenses	408,404	258,468	1,074,602	758,924
Subcontractors	527,039	399,982	1,559,001	1,532,880
Professional fees (legal, audit and other)	2,312,808	947,922	6,898,241	4,458,370
Miscellaneous general and administrative expenses	1,493,550	1,670,185	4,119,699	5,160,422
	$11,340,678	$11,309,955	$33,567,055	$36,807,699

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

14. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,	September 30,
Change in Working Capital	2023	2022

Accounts Receivable	106,586	1,363,675
Inventory	(1,877,951)	3,831,613
Prepaid Expenses and Other Assets	620,818	923,625
Long-term Deposits and Other Assets	29,692	199,109
Deferred Tax Assets	(3,744)	(43,617)
Accounts Payable	(403,917)	(259,295)
Accrued Expenses	(1,756,584)	(1,109,964)
Income Taxes Payable	28,817	(1,104,371)
	$(3,256,283)	$3,800,775

Cash Paid

Interest Paid On Leases	$3,055,862	$-
Income Taxes	$7,540,000	$7,925,000

Non-cash Financing and Investing Activities

Shares Issued on Exercise of Purchase Option	$946,406	$-
Initial Recognition of Fair Value of Net Assets Acquired in NGW Acquisition in Exchange for Shares, excluding Cash	$-	$22,109,890
Initial Recognition of ROU Assets and Lease Liabilities	$-	$2,326,202
Lease additions	$954,496	$-
Fixed Asset Amounts in Accounts Payable	$305	$363,077
Reclassification of long term lease liabilities to current	$100,982	$24,659
Early Termination of Operating Lease	$-	$371,381

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

19. Government Assistance Program

On March 18, 2020, the Families First Coronavirus Act was enacted (“FFCRA”). On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES”) was enacted. Together, these acts created refundable payroll tax credits for paid sick leave, paid family leave and an employee retention credit.  The CARES Act was subsequently modified by the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit under the CARES Act for the first and second quarters of 2021. The American Rescue Act of 2021 further modified and extended the CARES Act for the third and fourth quarters of 2021. These acts provide for a refundable credit against certain employment taxes, including FICA, Medicare and deposits of employee payroll withholding taxes. Income tax credits are not provided for under these acts. The ERC credit, as modified by the foregoing, increased the available credit from 50% of qualified wages of up $10,000 per quarter paid to an employee, or $5,000 per qualified employee per quarter, to 70% of qualified wages of up to $10,000 per quarter, or $7,000 per qualified employee per quarter. The Company qualifies for the ERC credit under the CARES Act, as modified.  On June 15, 2023, the Company’s wholly-owned subsidiary, MM Development Company, Inc., received and recorded payment from the Internal Revenue Service in the amount of $1,955,711 related to the ERC credit for the first quarter of 2021. This amount is included in Other Income, Net on the Company’s Restated Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine month periods ended  September 30, 2023.  The Company accounted for the ERC credit pursuant to the guidance established in ASC 450-30, Gain Contingencies.

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

The impact on the restated unaudited interim condensed consolidated financial statements for the three and nine months ended  September 30, 2023 and 2022 is as follows:

		Restatement
September 30, 2023	As Filed	Adjustments	As Restated
Consolidated Balance Sheet
Cash	$36,773,666	$(21,683,225)	$15,090,441
Restricted Cash	$-	$5,400,000	$5,400,000
Current Assets	$56,066,241	$(16,283,225)	$39,783,016
Total Assets	$178,378,945	$(16,283,225)	$162,095,720

Deficit	$(177,769,056)	$(16,283,225)	$(194,052,281)
Total Shareholders’ Equity	$136,859,778	$(16,283,225)	$120,576,553
Total Liabilities and Shareholders’ Equity	$178,378,945	$(16,283,225)	$162,095,720

		Restatement
Three Months Ended September 30, 2023	As Filed	Adjustments	As Restated
Consolidated Statement of Operations and Comprehensive Loss
Interest Income, Net	$284,080	$(273,246)	$10,834
Total Other Income	$383,144	$(273,246)	$109,898
(Loss) before Provision for Income Taxes	$(43,615,783)	$(273,246)	$(43,889,029)
Net Loss and Comprehensive Loss	$(45,980,990)	$(273,246)	$(46,254,236)
Basic and diluted loss per share	$(0.21)	$-	$(0.21)

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

		Restatement
Nine Months Ended September 30, 2023	As Filed	Adjustments	As Restated
Consolidated Statement of Operations and Comprehensive Loss
Interest Income, Net	$875,643	$(715,915)	$159,728
Provision for Misappropriated Funds	$-	$(2,000,000)	$(2,000,000)
Total Other Income	$2,856,152	$(2,715,915)	$140,237
(Loss) before Provision for Income Taxes	$(49,073,411)	$(2,715,915)	$(51,789,326)
Net Loss and Comprehensive Loss	$(56,634,562)	$(2,715,915)	$(59,350,477)
Basic and diluted loss per share	$(0.26)	$(0.01)	$(0.27)

		Restatement
Three Months Ended September 30, 2022	As Filed	Adjustments	As Restated
Consolidated Statement of Operations and Comprehensive Loss
Interest Income, Net	$121,285	$(67,046)	$54,239
Total Other Income	$358,659	$(67,046)	$291,613
(Loss) before Provision for Income Taxes	$(4,033,021)	$(67,046)	$(4,100,067)
Net Loss and Comprehensive Loss	$(6,255,525)	$(67,046)	$(6,322,571)
Basic and diluted loss per share	$(0.03)	$-	$(0.03)

		Restatement
Nine Months Ended September 30, 2022	As Filed	Adjustments	As Restated
Consolidated Statement of Operations and Comprehensive Loss
Interest Income, Net	$193,896	$(97,547)	$96,349
Provision for Misappropriated Funds	$-	$(7,000,000)	$(7,000,000)
Total Other Income	$7,434,105	$(7,097,547)	$336,558
(Loss) before Provision for Income Taxes	$(2,484,772)	$(7,097,547)	$(9,582,319)
Net Loss and Comprehensive Loss	$(10,356,121)	$(7,097,547)	$(17,453,668)
Basic and diluted loss per share	$(0.05)	$(0.03)	$(0.08)

		Restatement
Nine Months Ended September 30, 2023	As Filed	Adjustments	As Restated
Consolidated Statement of Cash Flows
Net loss	$(56,634,562)	$(2,715,915)	$(59,350,477)
Total Operating	$(8,471,168)	$(2,715,915)	$(11,187,083)
Net Change in Cash During the Period	$(15,583,248)	$(2,715,915)	$(18,299,163)
Cash Beginning of Period	$52,356,914	$(13,567,310)	$38,789,604
Cash End of Period	$36,773,666	$(16,283,225)	$20,490,441

		Restatement
Nine Months Ended September 30, 2022	As Filed	Adjustments	As Restated
Consolidated Statement of Cash Flows
Net loss	$(10,356,121)	$(7,097,547)	$(17,453,668)
Total Operating	$2,334,432	$(7,097,547)	$(4,763,115)
Net Change in Cash During the Period	$(10,712,756)	$(7,097,547)	$(17,810,303)
Cash Beginning of Period	$61,588,843	$(3,001,891)	$58,586,952
Cash End of Period	$50,876,087	$(10,099,438)	$40,776,649

In addition, amounts were restated in the following:

●	Note 6, Intangible Assets
●	Note 12, Loss Per Share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three and nine months ended September 30, 2023. It is supplemental to, and should be read in conjunction with, our restated unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022, and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

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

Overview of the Company

We are a multi-state cannabis operator with licenses to operate in Nevada, California, and Florida, and a conditional dispensing license in Illinois. We are headquartered in Las Vegas, Nevada, at our superstore dispensary located adjacent to the Las Vegas Strip. A detailed description of our corporate history and our business can be found in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on February 16, 2024.

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

Recent Developments

The following are recent developments occurring in the three months ended September 30, 2023, and following that period until the filing date of the Form 10-Q Original Filing:

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

Results of Operations

	Restated
	Three Months Ended
	September 30,	September 30,	Percentage
Expressed in USD$	2023	2022	Change
Revenue
Net revenue	24,788,239	25,623,217	(3.3)%
Cost of Goods Sold	(13,715,307)	(15,064,315)	(9.0)%
Gross Profit	11,072,932	10,558,902	4.9%
Gross Profit Margin %	44.7%	41.2%

Expenses
General and Administrative	11,340,678	11,309,955	0.3%
Sales and Marketing	1,348,266	938,269	43.7%
Lease expense	767,860	723,955	6.1%
Impairment loss	39,649,448	—	-
Depreciation and Amortization	1,965,607	1,978,403	(0.6)%
Total Expenses	55,071,859	14,950,582	268.4%

Income (Loss) From Operations	(43,998,927)	(4,391,680)	901.9%

Other Income (Expense):
Interest expense, net	10,834	54,239	(80.0)%
Foreign exchange gain (loss)	203	(1,834)	(111.1)%
Change in fair value of warrants	—	197,721	(100.0)%
Other income	98,861	41,487	138.3%
Total Other Income	109,898	291,613	(62.3)%

Loss for the period before tax	(43,889,029)	(4,100,067)	970.4%
Provision for income tax (current and deferred)	2,365,207	2,222,504	6.4%
Loss for the period	(46,254,236)	(6,322,571)	631.6%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.21)	$(0.03)

Weighted Average Number of Shares Outstanding
Basic and diluted	222,080,513	220,146,277

	Restated
	Nine Months Ended
	September 30,	September 30,	Percentage
Expressed in USD$	2023	2022	Change
Revenue
Net revenue	75,536,347	79,729,842	(5.3)%
Cost of Goods Sold	(41,698,369)	(42,445,429)	(1.8)%
Gross Profit	33,837,978	37,284,413	(9.2)%
Gross Profit Margin %	44.8%	46.8%

Expenses
General and Administrative	33,567,055	36,807,699	(8.8)%
Sales and Marketing	4,016,503	2,428,947	65.4%
Lease expense	2,346,885	1,984,252	18.3%
Impairment loss	39,649,448	—	-
Depreciation and Amortization	6,187,650	5,982,392	3.4%
Total Expenses	85,767,541	47,203,290	81.7%

Income (Loss) From Operations	(51,929,563)	(9,918,877)	423.5%

Other Income (Expense):
Interest expense, net	159,728	96,349	65.8%
Foreign exchange gain (loss)	6,318	(23,000)	(127.5)%
Change in fair value of warrants	18,127	6,992,955	(99.7)%
Provision for misappropriated funds	(2,000,000)	(7,000,000)	(71.4)%
Other income	1,956,064	270,254	623.8%
Total Other Income	140,237	336,558	(58.3)%

Loss for the period before tax	(51,789,326)	(9,582,319)	440.5%
Provision for income tax (current and deferred)	(7,561,151)	(7,871,349)	(3.9)%
Loss for the period	(59,350,477)	(17,453,668)	240.0%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.27)	$(0.08)

Weighted Average Number of Shares Outstanding
Basic and diluted	221,712,138	215,321,796

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

Non-cash, share based compensation of $602,977 was recognized during the three months ended September 30, 2023, decreasing from $2,037,765 that was recognized during the three months ended September 30, 2022. For the nine months ended September 30, 2023, non-cash share-based compensation expense was $1,926,595, a decrease of 68.7% from the $6,154,338 recognized during the nine months ended September 30, 2022. The decrease is attributable to the vesting schedule for both Restricted Share Units (“RSUs”) and incentive stock options that were previously granted, particularly the net 3,954,213 RSUs that were granted on April 18, 2021, that vested 1/3 on December 1, 2021 and 1/3 on December 1, 2022, and that will vest 1/3 on December 1, 2023. These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs. See Note 12 to our audited consolidated financial statements filed with our Annual Report on Form 10-K/A for the year ended December 31, 2022, for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

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

Interest income, net was $10,834 earned during the three months ended September 30, 2023, compared to interest income, net of $54,239 earned during the three months ended September 30, 2022 (interest income of $159,728 for the nine months ended September 30, 2023 compared to interest income of $96,349 during the nine months ended September 30, 2022). Interest income is net of interest expense related to accrued interest on our long-term debt that is due and payable on demand. The interest previously recognized included interest reported on the misappropriated funds. This excess interest has been removed and the amounts included in this restatement are actual cash interest received and paid on funds held net of the misappropriated funds. The balance of long-term debt as of September 30, 2023, was $884,000 compared to $884,000 as of December 31, 2022. Interest is being accrued on this note at a rate of 5% per annum.

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

Provision for misappropriated funds consists of funds that were misappropriated by the Company’s external investment advisor over the period from November 2021 through to September 30, 2023. We are conducting an internal investigation into the misappropriation, with the assistance of external legal counsel. From evidence revealed to the Company as part of the investigation process, we were provided with factual information from WAB regarding the misappropriated funds and were able to confirm which periods funds were misappropriated.  During the three months ended September 30, 2023 $0 was misappropriated compared to $0 that was misappropriated during the three months ended September 30, 2022. During the nine months ended September 30, 2023, approximately $2,000,000 was misappropriated and this resulted in an increase to the net loss for the year by $2,000,000. This compares to $7,000,000 that was misappropriated during the nine months ended September 30, 2022 that resulted in a $7,000,000 increase in the net loss. We have filed a claim and are diligently trying to recover the misappropriated funds.  Any future recovery of misappropriated funds will be recognized in the period in which the recovery occurs. See Explanatory N to this Form 10-Q/A for further information.

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

The overall net loss for the three months ended September 30, 2023, was $46,254,236 (($0.21) per share) compared to an overall net loss of $6,322,571 (($0.03) per share) for the three months ended September 30, 2022. The overall net loss for the nine months ended September 30, 2023, was $59,350,477 (($0.27) per share) compared to an overall net loss of $17,453,668 (($0.08) per share) for the nine months ended September 30, 2022.

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

As of September 30, 2023, we had working capital of $26,642,325 compared to working capital of $41,612,664 as of December 31, 2022. The Company believes that it has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, the planned build-out of its operations in Florida, the further expansion of operations in Nevada and California, and the continuing build-out of its Illinois retail location.

The following table relates to the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash flows used in operating activities	(11,187,083)	(4,763,115)
Cash flows used in investing activities	(6,844,554)	(13,148,271)
Cash flows provided by financing activities	(267,526)	97,980

Cash Flows from Operating Activities

Net cash used in operating activities was ($11,187,083) for the nine months ended September 30, 2023, compared to cash used in operating activities of ($4,763,115) for the nine months ended September 30, 2022. A significant portion of the increase in cash used in operating activities is directly attributable to professional fees and other consulting services used during the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $6,844554 for the nine months ended September 30, 2023, compared to net cash used in investing activities of $13,148,271 for the nine months ended September 30, 2022.  The change in cash used in investing activities for the nine months ended September 30, 2023 decreased by $6,303,717 as a result of fewer development projects that were in process during the 2023 period when compared to the nine months ended September 30, 2022.  The Company is in the process of completing the remaining build-out of the Superstore grand hallway and grey shell for the Cannabition museum space and the buildout of its Illinois dispensary, all expected to be substantially complete in the fourth quarter of 2023.  During the nine months ended September 30, 2022, the Company was focused on the expansion of its Bell Drive cultivation facility in Nevada and the acquisition of Next Green Wave Inc. in California.

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

In connection with the preparation of the Original Filing, as of September 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, at the time the Original Filing was filed, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

In connection with the Restatement, management has reassessed its evaluation of the effectiveness of its internal control over financial reporting and disclosure controls and procedures as of September 30 2023. Based on such re-assessment, management confirmed that the material weaknesses described in the Annual Report on Form 10-K/A for the year ended December 31, 2022 continue to be material weaknesses as of the time of the re-assessment, and that these same material weaknesses contributed to the Restatement.

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

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies, in the aggregate, represent material weaknesses in our internal control over financial reporting. Accordingly, we concluded that our internal controls over financial reporting and disclosure controls and procedures were not effective as of September 30, 2023.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no actual or to our knowledge contemplated legal proceedings material to us or our subsidiaries or to which any of our subsidiaries' property is the subject matter.

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