Form 10-K
period 2023-12-31
Planet 13 Holdings Inc.
filed 2024-03-13
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

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

The aggregate market value of the Common Stock held by non-affiliates on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these shares on the Canadian Securities Exchange, converted to USD using the exchange rate posted by the Bank of Canada on June 30, 2023 of USD$1.00=CAD$1.3240) was $79,299,498.

As of March 13, 2024, there were 223,317,270 shares of Common Stock outstanding.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking information” and “forward-looking statements” within the meaning of applicable Canadian securities laws and United States securities laws. All information, other than statements of historical facts, included in this Annual Report on Form 10-K that addresses activities, events or developments that we expect or anticipate will or may occur in the future is forward-looking information. Forward-looking information is often identified by the words “may,” “would,” “could,” “should,” “will,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “expect” or similar expressions and includes, among others, information regarding: the anticipated benefits of the acquisition of VidaCann, LLC, including the corporate, operational and financial benefits, our strategic plans and expansion and expectations regarding the growth of the California cannabis market; statements relating to the business and future activities of, and developments related to, us after the date of this Annual Report on Form 10-K, including such things as future business strategy, competitive strengths, goals, expansion and growth of our business, operations and plans, new revenue streams, the completion by us of contemplated acquisitions of additional real estate, cultivation and licensing assets, the roll out of new dispensaries, the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for, the expansion of existing cultivation and production facilities, the completion of cultivation and production facilities that are under construction, the construction of additional cultivation and production facilities, the expansion into additional U.S. markets, any potential future legalization of adult-use and/or medical cannabis under U.S. federal law; expectations of market size and growth in the United States and the states in which we operate or contemplate future operations; expectations for other economic, business, regulatory and/or competitive factors related to us or the cannabis industry generally; and other events or conditions that may occur in the future.

Readers are cautioned that forward-looking information and statements are not based on historical facts but instead are based on reasonable assumptions and estimates of our management at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements. Such factors include, among others our actual financial position and results of operations differing from management’s expectations; our business model; a lack of business diversification; increasing competition in the industry; public opinion and perception of the cannabis industry; expected significant costs and obligations; current reliance on limited jurisdictions; development of our business; access to capital; risks relating to the management of growth; risks inherent in an agricultural business; risks relating to energy costs; risks related to research and market development; risks related to breaches of security at our facilities; reliance on suppliers; risks relating to the concentrated voting control of the Company; risks related to our being a holding company; risks related to service providers withdrawing or suspending services under threat of prosecution; risks related to proprietary intellectual property and potential infringement by third parties; risks of litigation relating to intellectual property; negative clinical trial results; insurance related risks; risk of litigation generally; risks associated with cannabis products manufactured for human consumption, including potential product recalls; risks relating to being unable to attract and retain key personnel; risks relating to obtaining and retaining relevant licenses; risks relating to integration of acquired businesses; risks related to quantifying our target market; risks related to industry growth and consolidation; fraudulent activity by employees, contractors and consultants; cyber-security risks; conflicts of interest; risks related to reputational damage in certain circumstances; leased premises risks; risks related to the COVID-19 pandemic; U.S. regulatory landscape and enforcement related to cannabis, including political risks; heightened scrutiny by Canadian regulatory authorities; risks related to capital raising due to heightened regulatory scrutiny; risks related to tax liabilities; risks related to U.S. state and local law regulations; risks related to access to banks and credit card payment processors; risks related to potential violation of laws by banks and other financial institutions; ability and constraints on marketing products; risks related to lack of U.S. federal trademark and patent protection; risks related to the enforceability of contracts; the limited market for our securities; difficulty for U.S. holders of Common Stock to resell over the CSE (as defined herein); price volatility of Common Stock; uncertainty regarding legal and regulatory status and changes; risks related to legislation and cannabis regulation in the states in which we operate or contemplate future operations; future sales by shareholders; no guarantee regarding use of available funds; currency fluctuations; risks related to entry into the U.S; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Overview

We are a vertically integrated cultivator and provider of cannabis and cannabis-infused products in the States of Nevada and California, with retail cannabis operations in Illinois. In addition to these operational cannabis licenses, we hold a license and are developing operations in Florida. Our common stock is listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “PLTH” and quoted on the OTCQX in the United States under the symbol “PLNH.”

Through our subsidiaries in Nevada, we hold six licenses for cultivation (three medical licenses and three adult-use licenses), six licenses for production (three medical licenses and three adult-use licenses), three dispensary licenses (one medical license and two adult-use licenses) and one distribution license.

Additionally, in California, our subsidiaries hold one adult-use cultivation license, one adult-use and medicinal manufacturing license, two adult-use and medicinal distribution licenses, one adult-use and medicinal dispensary license, and one event organizer license.

In Illinois, our subsidiary holds one adult-use dispensing license.

We currently sell over 123 different strains of cannabis (up to 35 of which are grown in-house) and have a customer-loyalty database of over 385,000 customers. We own and manufacture cannabis products under the following brands: HaHa (gummies and beverages), Dreamland (chocolates), TRENDI (vapes and concentrates), Medizin (flower, vapes, concentrates), Leaf and Vine (vapes).

The following table presents the inter-corporate relationships between us and our subsidiaries as at the date hereof.

Subsidiaries of Company	Ownership and control	Description
MM Development Company, Inc.	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company, LLC	100%	Management/holding company
LBC CBD, LLC	100%	CBD retail sales and marketing
BLC NV Food, LLC	100%	Holding company for By The Slice, LLC
By The Slice, LLC	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Newtonian Principles, Inc.	100%	California license holding company; cannabis retail sales
Planet 13 Illinois, LLC	100%	Illinois license holding company; cannabis retail sales
Planet 13 Florida, Inc.	100%	Florida license holding company
Planet 13 Chicago, LLC	100%	Holding company
Club One Three, LLC	100%	Inactive
Crossgate Capital U.S. Holdings Corp.	100%	Holding company for Next Green Wave, LLC
Next Green Wave, LLC	100%	Subsidiary of Crossgate Capital U.S. Holdings Corp.; California license holding company; cannabis cultivation and processing
Planet 13 Real Prop, LLC	100%	Holding company
Planet 13 Lifestyles LLC	100%	Retail sales of apparel and accessories

Our registered head office is located at 2548 West Desert Inn Road, Suite 100, Las Vegas, Nevada 89109.

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

2021 Bought Deal Offering, Opening of Planet 13 OC Superstore, Illinois Conditional License, Florida License Purchase Agreement

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

August 2021 Illinois Dispensing License Lottery Win

On August 5, 2021, our subsidiary, Planet 13 Illinois LLC (“Planet 13 Illinois”), which was then owned 49% by us and 51% by Frank Cowan, a resident of Illinois, was a lottery winner for a Social-Equity Justice Involved Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region from the Department of Financial and Professional Regulation in the State of Illinois. We acquired the 51% ownership interest in Planet 13 Illinois LLC from Frank Cowan on February 7, 2023 pursuant to an option agreement.  The aggregate purchase price for the 515 was 41,812,656 and consisted of $866,250 in cash consideration and the issuance of 1,063,377 shares of common stock of the Company valued at $946,406.  The dispensary opened to the public on December 4, 2023 and is located in Waukegan, a suburb of the greater Chicago area.

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

2022 Acquisition of NGW, Purchase of Florida Cultivation Site, Illinois Option Purchase Agreement, Purchase of Illinois Dispensing Location

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

Recent Developments

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

Pursuant to the Purchase Agreement, the Company will acquire VidaCann from the Sellers for agreed consideration at closing of the Transaction (the “Closing”) equal to the sum of: (i) 78,461,538 shares of common stock of the Company (the “Base Share Consideration”), of which 1,307,698 shares will be issued to VidaCann’s industry advisor (the “VC Advisor”); (ii) a cash payment of US$4,000,000 (the “Closing Cash Payment”); and (iii) promissory notes to be issued by the Company to the Sellers in the aggregate principal amount of US$5,000,000, with each of the above components subject to adjustments as set out in the Purchase Agreement. Based on the closing price of the Company’s common shares of (CAD$0.69) US$0.5071 as of August 25, 2023 on the Canadian Securities Exchange (the “CSE”) (based on the Bank of Canada CAD to USD exchange rate on August 25, 2023 of CAD$1.00=US$1.3606), the total consideration was valued at approximately US$48.9 million at that time. The Purchase Agreement contemplates that VidaCann will continue to have US$3,000,000 of bank indebtedness and US$1,500,000 or less of related party notes to former VidaCann owners at the Closing.

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

The Transaction is subject to the satisfaction or waiver of certain conditions set forth in the Purchase Agreement, including, among others, (i) the sale of the Company’s MMTC license in Florida to a third party, including any regulatory approvals required to effectuate the sale; (ii) the receipt of all regulatory consents from governmental authorities related to the operation of a cannabis business and consents required by the CSE; (iii) the receipt of certain third-party contractual consents and entry into certain other contractual arrangements; (iv) the entry into a non-compete agreement between the Company and each of the Indemnifying Members and Bobby Loehr; (v) the absence of any law or governmental order prohibiting the consummation of the Transaction; (vi) the accuracy of the parties respective representations and warranties; and (vii) the performance by the parties of their respective obligations under the Purchase Agreement.

The Sellers will be granted the right on closing to nominate one additional (fifth), director to the board of directors of the Company (the “Board”).

The Board has received a fairness opinion from Evans & Evans, Inc. (“Evans & Evans”) to the effect that, in its opinion, and based upon and subject to the assumptions, limitations and qualifications set forth therein, the consideration to be paid by the Company is fair, from a financial point of view, to the Company’s shareholders. The fee paid to Evans & Evans in connection with the delivery of its fairness opinion is not contingent on the successful implementation of the Transaction.

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

Pending Disposition

On January 22, 2024, we entered into a Stock Purchase Agreement (the “Disposition Agreement”) with SGW FL Enterprises, LLC (the “SGWFL”), pursuant to which, upon the terms and subject to the conditions set forth therein, we will sell all of the issued and outstanding shares of common stock (the “P13 Florida Shares”) of Planet 13 Florida Inc. (the “Pending Disposition” and, together with the Pending Acquisition, the “Pending Transactions”), which owns a the MMTC License. The sale of the MMTC License is a closing condition to the Pending Acquisition.  Pursuant to the Disposition Agreement, we will sell the P13 Florida Shares at closing of the Pending Disposition (the “Pending Disposition Closing”) for a cash payment of $9.0 million due on the Pending Disposition Closing. The Disposition Agreement contains customary representations, warranties and covenants. The parties have each agreed to use their respective commercially reasonable efforts to consummate the Pending Disposition, including to obtain required regulatory approvals. The Pending Disposition is expected to close in the first quarter of 2024 or early in the second quarter of 2024, subject to the satisfaction or waiver of certain conditions set forth in the Disposition Agreement, including, among others, (i) the receipt of regulatory approvals; (ii) the accuracy of the parties respective representations and warranties; (iii) the performance by the parties of their respective obligations under the Disposition Agreement and (iv) our simultaneous closing of the Pending Acquisition. The Disposition Agreement contains customary termination provisions, including the ability to terminate in the event the Pending Disposition has not been completed by May 31, 2024.

Access to Certain Cash Accounts and El Capitan Misappropriation

On June 20, 2021, we engaged El Capitan Advisors, Inc. (“El Capitan”), an investment advisor registered with the SEC, for cash management services. One of our accounts managed by El Capitan was held at BridgeBank, a division of Western Alliance Bank (collectively “WAB”). Pursuant to a dispute unrelated to us, Casa Verde Capital, L.P. and Casa Verde Capital EF, L.P. (collectively “Casa Verde”) obtained a $35.0 million default judgment against El Capitan, which is a portfolio company of Casa Verde. Casa Verde then levied that judgment causing approximately $5.5 million of our funds held at WAB (the “WAB Funds”) and managed by El Capitan to be directed to the Orange County, California Sheriff’s Office (the “Sheriff’s Office”) on September 21, 2023.

On or around October 24, 2023, we became aware of the levy against the WAB Funds and thereafter filed a third-party claim (the “WAB Claim”) of exemption asserting rightful ownership over the WAB Funds.

We have secured a partial settlement with Casa Verde for the release of $3.4 million of the WAB Funds, which we received on January 31, 2024. The remaining approximately $2.1 million of the WAB Funds (the “Remaining Levied Funds”) are still in the possession of the Sheriff’s Office while litigation is ongoing. We have not relinquished any right to the Remaining Levied Funds and continue to pursue their return. A hearing on the ultimate disposition of the Remaining Levied Funds is scheduled for April 29, 2024.

After filing the WAB Claim in November 2023, we also took immediate action to withdraw the remaining approximately $16.5 million that we held in two additional accounts managed by El Capitan (the “Additional Funds”). We were initially informed by El Capitan that the Additional Funds were being wired to us in due course. However, on November 14, 2023, El Capitan informed us that due to issues in connection with the Casa Verde judgment the wire was not able to be processed. Since November 14, 2023, El Capitan has refused to honor our further withdrawal requests with respect to the Additional Funds and at this time it is unclear whether the Additional Funds will be returned. Based on discussions with El Capitan to secure the withdrawal of the Additional Funds and purported bank statements provided by El Capitan, we have reason to believe that the Additional Funds were misappropriated by El Capitan.

On January 22, 2024, we initiated a lawsuit in Santa Monica, California against El Capitan, El Capitan’s founder and Chief Executive Officer—Andrew Nash, Casa Verde, Casa Verde’s Managing Member—Karan Wadhera, and Jamie Nash, the spouse of Andrew Nash (collectively “Defendants”) seeking approximately $16.5 million in compensatory damages and other relief. We are vigorously pursuing our rights against the Defendants.

On January 25, 2024, as a result of the preliminary information obtained in connection with an ongoing internal investigation regarding the El Capitan matter, the audit committee (the “Audit Committee”) of our board of directors, based on the recommendation of our management, and after consultation with our independent registered public accounting firm, concluded that our previously issued audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) and our previously issued unaudited consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023 should no longer be relied upon due to material errors resulting from to the believed misappropriation of approximately $22.0 million of our funds held by El Capitan. Thereafter, on February 20, 2024, we filed Amendment No. 1 on Form 10-K/A to the 2022 Annual Report, Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

Our internal investigation regarding the El Capitan matter remains ongoing, and we may uncover additional material information as the investigation moves forward.

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

The regulatory framework for consumption lounge applications and operations was finalized in July 2022. In December 2022, we were approved for a retail attached cannabis consumption lounge prospective license, and in October 2023, our prospective license was converted to conditional status. We continue to develop our buildout and operational plans.

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

Licenses

Please see Table 1 below for a list of the cannabis licenses issued to us in each state.

Table 1: Licenses

Holding Entity	Permit/License	Jurisdiction	Expiration/Renewal Date	Description
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2024	Dispensary
MMDC	Adult-Use	Clark County, NV	November 30, 2024	Dispensary
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2024	Cultivation
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2024	Production
MMDC	Medical/Adult-Use	Nye County, NV	June 30, 2024	Cultivation
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2024	Cultivation
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2024	Production
MMDC	Medical	Nye County, NV	June 30, 2024	Production
MMDC	Adult-Use	Nye County, NV	December 31, 2024	Production
MMDC	Distribution	Clark County, NV	March 31, 2025	Distribution
Newtonian	Medicinal / Adult-Use Retailer	Santa Ana, CA	April 17, 2024	Dispensary
Newtonian	Medical / Adult-Use Distribution	Santa Ana, CA	June 11, 2024	Distribution
Newtonian	Event Organizer	Santa Ana, CA	August 3, 2024	Event Organizer
NGW, LLC	Medical/Adult-Use	Coalinga, CA	June 20, 2024	Distribution
NGW, LLC	Medical/Adult-Use	Coalinga, CA	October 27, 2024	Manufacturer Type 6
NGW, LLC	Adult-Use	Coalinga, CA	November 17, 2024	Cultivation, Medium Indoor
Planet 13 Florida	MMTC	Florida	October 26, 2024	MMTC
Planet 13 Illinois	Adult-Use Dispensing	Chicago-Naperville-Elgin, IL	March 31, 2024	Dispensary

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

Human Capital

As of December 31, 2023, we employed approximately 566 full-time and 59 part-time employees, and anticipate that number will increase as we expand our operations in California, Florida, Illinois, and Nevada. Full time employees are distributed among several departments, including sales, management and administration, security, cultivation, operations, marketing, facilities, human resources, finance, accounting and legal. In order to ensure that the motivation, integrity and culture of our team stays strong, our Board of Directors (the “Board”) and executive team put significant focus on our human capital resources.

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

We have regulatory compliance staff whose responsibilities include ensuring that the established standard operating procedures are being adhered to at each stage of the cultivation, processing and distribution cycle, to identify any non-compliance matters and to put in place the necessary modifications to ensure compliance. Our regulatory compliance staff conducts regular unannounced audits against our established standard operating procedures and State of Nevada regulations.

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

California License and Regulatory Compliance

As of December 31, 2023, we, through our subsidiary Newtonian, hold the Santa Ana Permit and the California License and are in compliance with applicable licensing requirements and the regulatory framework enacted by the State of California. In order to qualify for these licenses, we submitted applications and license renewals with detailed plans and procedures evidencing to the applicable regulators that it complies with all statutory and regulatory requirements in California for the operation of the licenses. We have further retained a California regulatory consultant, with experience operating regulatory-compliant California license operations, to advise us on regulatory requirements and updates in that state. Upon closing of the Arrangement, we filed a notice of ownership update with the State of California, and assumed responsibility for the NGW licenses.

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

Florida Reporting Requirements

Florida law calls for the OMMU to establish, maintain, and control a computer software tracking system that traces cannabis from seed to sale and allows real-time, 24-hour access by the OMMU to such data. The tracking system must allow for integration of other seed-to-sale systems and, at a minimum, include notification of certain events, including when marijuana seeds are planted, when marijuana plants are harvested and destroyed and when cannabis is transported, sold, stolen, diverted, or lost. Each medical marijuana treatment center shall use the seed-to-sale tracking system established by the OMMU or integrate its own seed-to-sale tracking system with the seed-to-sale tracking system established by the OMMU. At this time the OMMU has not implemented a statewide seed-to-sale tracking system. Additionally, the OMMU also maintains a patient and physician registry and the licensee must comply with all requirements and regulations relative to the provision of required data or proof of key events to said system in order to retain its license. Florida requires all MMTCs to abide by representations made in their original application to the State of Florida or any subsequent variances to same. Any changes or expansions of previous representations and disclosures to the OMMU must be approved by the OMMU via a variance process.  The state of Florida uses BioTrackTHC as its computerized track-and-trace system for seed-to-sale reporting. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements.

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

Florida License and Regulatory Compliance

We, through our subsidiary, Planet 13 Florida, hold the MMTC license and are in compliance with applicable licensing requirements and the regulatory framework enacted by the State of Florida. We have retained Florida regulatory consultants with experience to advise us on regulatory requirements and updates in that state.

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

The CRTA also authorized the issuance of an additional 75 Adult Use Dispensing Organization (“AUDO”) licenses, 40 craft grower licenses as well as infuser and transporter licenses in 2020. Generally speaking, these licenses were to be awarded via a competitive application process. The CRTA provided a significant advantage to applicants that qualified as a “Social Equity Applicant” under the CRTA. In addition, the CRTA authorized issuance up to 110 additional AUDO licenses and 60 craft grower licenses by December 21, 2021. However, due the COVID-19 pandemic, litigation relating to the application process, and the passage of H.B. 1443, which amended the CRTA, the issuance of new cannabis licenses in Illinois was delayed until July 2021. By June 2022, the Illinois Department of Agriculture (“IDOA”) has issued approximately 88 craft grower licenses in several tranches, along with infuser and transporter licenses. Note that those applicants who did not win a craft grow license have since sued IDOA alleging a host of issues and arguments relating to the application and scoring process. All such cases were consolidated for administrative purposes and are still pending (In re Cannabis Craft Grow Litigation, Case No.: 22 CH 06071).

On September 3, 2021, the Illinois Department of Financial and Professional Regulation (“IDFPR”) announced that 185 Conditional AUDO licenses have been awarded through three license lotteries that took place on July 29, 2021, August 5, 2021, and August 19, 2021 respectively. These Conditional AUDO licenses were ultimately issued to the respective winners in July 2022. Conditional AUDO license holders are required to site and operationalize their dispensaries within 360 days of license receipt.

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

On August 5, 2021, we, through our subsidiary, Planet 13 Illinois, in which entity we held a minority interest, won a Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region, the most populated region of Illinois. The conditional license was issued to Planet 13 Illinois on July 22, 2022. Such a license ceases to be “conditional” once it is tethered to an approved location, which occurred effective November 22, 2023.

On February 7, 2023, and upon the receipt of regulatory approval from IDFPR, we exercised our option to purchase the majority interest of Planet 13 Illinois. As such, we are now the 100% owner of that license holding entity.

We have retained Illinois regulatory counsel with experience to advise us on regulatory requirements during the pre-license issuance period and following the November 22, 2023 issuance of the annual license to Planet 13 Illinois.

Compliance with State Law

We are in compliance with California, Nevada, Illinois, and Florida laws and the related licensing framework. We use reasonable commercial efforts to confirm, through the advice of our General Counsel and local consultants, through the monitoring and review of our business practices, and through regular monitoring of changes to U.S. Federal enforcement priorities, that our businesses are in compliance with applicable licensing requirements and the regulatory frameworks enacted by the states in which we operate. We work with external legal advisors in Nevada, California, Illinois, and Florida to ensure that we and our subsidiaries are in compliance with applicable state laws, including:

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

Nature of the Company’s Involvement in the U.S. Cannabis Industry

We have a material direct involvement in the cannabis industry in Nevada and California. Currently, we are directly engaged in the cultivation, manufacture and production, possession, use, sale and distribution of cannabis in the medical and adult-use cannabis marketplace in Nevada and California, and we are engaged in the dispensing of adult-use cannabis in Illinois. As of December 31, 2023, we hold an MMTC license in Florida. See Recent Developments for further information related to the Company’s Florida operations and its planned acquisition of VidaCann, LLC.

As of December 31, 2023, virtually all of our assets and revenues are directly attributable to the medical and adult-use cannabis market. We hold cultivation, production, dispensary, and distribution licenses for the State of Nevada and cultivation, manufacturing, dispensary, and distribution licenses for the State of California.

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

Our activities, and any proceeds thereof, may be considered proceeds of crime due to the fact that cannabis remains illegal federally in the U.S. This may restrict our ability to declare or pay dividends or effect other distributions. Furthermore, while we have no current intention to declare or pay dividends on our Common Stock in the foreseeable future, we may decide to, or be required to, suspend declaring or paying dividends without advance notice and for an indefinite period of time.

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

Available Information

Our website address is www.planet13.com. Through this website, our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are accessible (free of charge) as soon as reasonably practicable after materials are electronically filed or furnished to the SEC. The information provided on our website is not part of this Annual Report on Form 10-K. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties. This summary does not address all of the risks related to our business. Additional discussion of the risks summaries may be found under the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, and should be carefully considered before making a decision to invest in our Common Stock. These risks include, among others:

Risks Related to Regulation and our Industry

●	Cannabis continues to be a controlled substance under the CSA and our business model and the nature of our operations could result in adverse actions by agencies of the U.S. federal government.
●	Some of our planned business activities, while compliant with applicable U.S. state and local law, are illegal under U.S. federal law.
●	There is uncertainty surrounding the U.S. federal government and Attorney General Merrick B. Garland and their influence and policies in opposition to the cannabis industry.
●	The industry in which we operate is still developing and subject to extensive regulation.
●	We face risks due to industry immaturity or limited comparable, established industry best practices.
●	The size of our target market is difficult to quantify and investors will be reliant on their own estimates on the accuracy of market data.
●	Our sales and marketing activities and enforcement of contracts may be hindered by regulatory restrictions.
●	We expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations.
●	Our investors, directors, officers and employees may be subject to entry bans into the United States.
●	Our operations may become the subject of heightened scrutiny, which may lead to the imposition of additional restrictions.
●	Regulatory scrutiny of the industry in which we operate may negatively impact our ability to raise additional capital.
●	Banks and other financial institutions which service the cannabis industry are at risk of violating certain financial laws, including anti-money laundering statutes.
●	The re-classification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business.
●	We may incur significant tax liabilities due to limitations on tax deductions and credits under section 280E of the Internal Revenue Code of 1986, as amended, (the “Code”).
●	State and local governments may heavily regulate brands and forms of cannabis products.
●	We may have difficulty accessing the service of banks and processing credit card payments in the future.
●	Failure to comply with environmental laws, regulations and permitting requirements may result in enforcement actions.
●	Failure to obtain or maintain the necessary licenses, permits, authorizations or accreditations could have a material adverse effect on our business.
●	U.S. state laws legalizing and regulating the sale and use of cannabis could be repealed or overturned.
●	We may face limitations on ownership of cannabis licenses, which may restrict our ability to grow.
●	We may become subject to FDA or ATF regulation that may have an adverse effect on our business, and we may be subject to negative clinical trials.
●	Some of our planned business activities are contingent upon approval by the State of Nevada.
●	We could be subject to criminal prosecution or civil liabilities under RICO.
●	We lack access to U.S. bankruptcy protections.
●	We face risks related to the material weaknesses in our internal control over financial reporting.

Risks Related to our Business and Operations

●	The full effect of the COVID-19 pandemic on our operations is unknown at this time, and it may cause a significant negative effect on us in the future.
●	We face increasing competition that may materially and adversely affect our business, financial condition and results of operations.
●	Our reliance on our operations in limited jurisdictions means that adverse changes or developments could have a material adverse effect on our business.
●	Our probable lack of business diversification could have a material adverse effect on our business.
●	There is no assurance that we will be profitable or pay dividends.
●	Increased prices and inflation could negatively impact our margin performance and our financial results.
●	We are a developing company and have only recently begun to generate positive cash flow.
●	Our business is exposed to risks inherent in an agricultural business.
●	We are dependent on the popularity of consumer acceptance of our brand portfolio to generate revenues.
●	We may be adversely impacted by rising or volatile energy costs.
●	We may encounter unknown environmental risks that may delay the development of our businesses.
●	Threats to our information technology system and potential cyber-attacks and security breaches could have a material adverse effect on our business.
●	Our business is subject to risks and hazards for which we may not be able to obtain insurance coverage.
●	Our business faces risks of exposure to product liability claims, regulatory action, complaints, enforcement action and litigation.
●	We may become party to litigation from time to time in the ordinary course of business.
●	Product recalls could lead to decreased demand for our products.
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

●	We could be liable for fraudulent or illegal activity by our employees, contractors and consultants.
●	In certain circumstances, our reputation could be damaged.
●	Unfavorable publicity or consumer perception could lead to a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows.
●	Any significant interruption or negative change in the availability or economics of our supply chain could have a materially adverse impact on our business.
●	We are a holding company and are dependent on the earnings and distributions by our subsidiaries.
●	The termination of any of our leases may have a material adverse effect on our business, financial condition and prospects.
●	Competition for the acquisition and leasing of properties suitable for cannabis activities may impede our ability to make acquisitions or increase the cost of these acquisitions.
●	We face costs of maintaining a public listing and reporting requirements which could adversely affect our business, financial condition and results of operations.
●	Currency fluctuations could expose us to exchange risk.
●	We may face difficulties acquiring additional financing to fund our growth.
●	Our officers and directors may be engaged in a range of business activities resulting in conflicts of interest.
●	Our actual financial position and results of operations may differ materially from the expectations of management.
●	Our business, financial condition, results of operations, and cash flow may be negatively impacted by challenging global economic conditions.

Risks Related to our Acquisitions and Growth Strategy

●	Our failure to successfully integrate acquired businesses, their products and other assets, may result in our inability to realize any benefit from such acquisition.
●	We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.
●	The issuance of a significant number of shares of Common Stock in connection with the Pending Transaction with VidaCann LLC could adversely affect the market price of our Common Stock.
●	We may not consummate the Pending Transactions with VidaCann LLC.

Risks Related to Intellectual Property

●	We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.
●	U.S. federal trademark and patent protection may not be available for our intellectual property due to the current classification of cannabis as a Schedule I controlled substance.

Risks Related to our Common Stock

●	Our Co-CEOs are able to exert significant influence over all matters requiring shareholder approval.
●	We are a U.S. domestic company for U.S. federal income tax purposes and are subject to U.S. tax law.
●	Dividends received by Canadian holders of Common Stock are subject to U.S. withholdings tax.
●	The market price for the Common Stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control.
●	It may be difficult for U.S. holders of the Common Stock to resell them over the CSE.
●	Future sales of the Common Stock by existing shareholders could reduce the market price of the Common Stock.

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

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on us, including our reputation and ability to conduct business, our holding (directly or indirectly) of cannabis licenses in the United States, the listing of our securities on stock exchanges, our financial position, operating results, profitability or liquidity or the market price of our publicly traded Common Stock. In addition, it is difficult to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

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

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of the Common Stock to the extent that investors may lose their entire investments.

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

We expect to incur significant ongoing costs and obligations related to our investment in infrastructure and growth and for regulatory compliance, which could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition. Our efforts to grow our business may be costlier than management expects, and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the market price of the Common Stock may significantly decrease.

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

Currently, our Common Stock trade on the CSE and are quoted on the OTCQX in the United States. Our business, operations and investments in the United States, and any future business, operations or investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada and the United States. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to operate or invest in the United States or any other jurisdiction, in addition to those described herein.

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

On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group announced the signing of a Memorandum of Understanding (“MOU”) with Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange, and the TSX Venture Exchange. The MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures, and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers. As a result, there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the United States. However, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were to be implemented at a time when the Common Stock are listed on a stock exchange, it would have a material adverse effect on the ability of holders of the Common Stock to make and settle trades. In particular, the Common Stock would become highly illiquid until an alternative was implemented, investors would have no ability to effect a trade of the Common Stock through the facilities of the applicable stock exchange.

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

We face risks related to the material weaknesses in our internal control over financial reporting.

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

We have identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we have undertaken substantial work to maintain effective internal controls and have taken action to remediate the material weaknesses identified in connection with the Restatement, we cannot be certain that we will be successful in our remediation efforts or in maintaining adequate internal controls over our financial reporting. As a result of the material weaknesses, management determined that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2023. If we fail to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, we may not be able to accurately determine our financial results or prevent fraud.

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

In general, our participation in the cannabis industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against us. Adverse outcomes in some or all of these actions may result in significant monetary damages or injunctive relief that could result in material liability or adversely affect our ability to conduct our business. Litigation, complaints, and enforcement actions involving either us and/or our subsidiaries, regardless of the outcome, could consume considerable amounts of financial and other corporate resources, adversely impact our reputation and have a material adverse effect on the market price of our Common Stock and our future cash flows, earnings, results of operations and financial condition.

We may become party to litigation from time to time in the ordinary course of business which could have a material adverse effect on us.

We or our subsidiaries may also be party to litigation or subject to claims from time to time in the ordinary course of business. Monitoring and defending against legal actions, whether or not meritorious, can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Adverse outcomes in some or all of these actions may result in significant monetary damages or injunctive relief that could result in material liability or adversely affect our ability to conduct our business. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. Litigation, complaints, and actions involving either us and/or our subsidiaries, regardless of the outcome, could consume considerable amounts of financial and other corporate resources, adversely impact our reputation and have a material adverse effect on the market price of our Common Stock and our future cash flows, earnings, results of operations and financial condition.

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

Our success has depended, and continues to depend, upon our ability to attract and retain key management, including our Co-CEOs, Chief Financial Officer, Chief Administrative Officer, Vice-President of Operations, General Counsel and technical experts. We will attempt to enhance our management and technical expertise by continuing to recruit qualified individuals who possess desired skills and experience in certain targeted areas. Our inability to retain employees and attract and retain sufficient additional employees or engineering and technical support resources could have a material adverse effect on our business, results of operations, sales, cash flow or financial condition. Shortages in qualified personnel or the loss of key personnel could adversely affect our financial condition, results of operations of the business and could limit our ability to develop and market our cannabis-related products. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them.

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

Further, we cannot specify with certainty the particular uses of our available funds. Management has broad discretion in the application of our available funds. Accordingly, shareholders of the Common Stock will have to rely upon the judgment of management with respect to the use of available funds, with only limited information concerning management’s specific intentions. Our management may spend a portion or all of the available funds in ways that our shareholders might not desire, that might not yield a favorable return and that might not increase the value of a shareholder’s investment. The failure by management to apply these funds effectively could harm our business. Pending use of such funds, we might invest available funds in a manner that does not produce income or that loses value.

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

While we intend to conduct reasonable due diligence in connection with our acquisitions, there are risks inherent in any acquisition. Specifically, there could be unknown or undisclosed risks or liabilities of such entities or assets for which we are not sufficiently indemnified. Any such unknown or undisclosed risks or liabilities could materially and adversely affect our financial performance and results of operations. We could encounter additional transaction and integration related costs or other factors such as the failure to realize all of the benefits from the acquisition. All of these factors could cause dilution to our revenue per share or decrease or delay the anticipated accretive effect of the acquisition and cause a decrease in the market price of the Common Stock.

We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

If we implement our business plan as intended, we may in the future experience rapid growth and development in a relatively short period of time. The management of this growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, the ability to attract and retain qualified management personnel and the training of new personnel. We intend to utilize outsourced resources and hire additional personnel to manage our expected growth and expansion. Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of the Common Stock.

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

The issuance of a significant number of shares of our Common Stock in connection with the Pending Transaction with VidaCann LLC could adversely affect the market price of our Common Stock.

The pending transaction with VidaCann LLC will result in a significant number of additional shares of Common Stock being issued and available for trading in the public market. The increase in the number of shares of our Common Stock may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock.

We may not consummate the Pending Transactions with VidaCann LLC.

There can be no assurances that the pending transactions with VidaCann LLC (the “Pending Transaction”) will be consummated on the terms described herein or at all, or that the consummation of the Pending Transactions will not be delayed beyond the expected closing dates. The completion of the Pending Transaction is subject to a number of closing conditions, some of which are out of our control. If the Pending Transaction is delayed, not consummated or consummated on terms different from those described herein, the market price of our Common Stock may decline.

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

Risks Related to our Common Stock

Our Co-CEOs are able to exert significant influence over all matters requiring shareholder approval and may have interests that conflict with those of our other shareholders.

Robert Groesbeck and Larry Scheffler, the Co-CEOs, co-Chairmen and each a director of the Company, are promoters of the Company. As of March 13, 2024: (i) Mr. Groesbeck owns, or controls or directs, directly or indirectly, a total of 38,974,609 shares of Common Stock, and 281,255 restricted share units (“Restricted Share Units” or “RSUs”), representing in the aggregate approximately 17.42% of the equity of the Company on a fully diluted basis; and (ii) Mr. Scheffler owns, or controls or directs, directly or indirectly, a total of 39,625,879 shares of Common Stock and 281,255 RSUs, representing in the aggregate approximately 17.71% of the equity of the Company on a fully diluted basis. By virtue of their status as our principal shareholders, and by each being a director and/or our executive officer, each of Messrs. Groesbeck and Scheffler have the power to exercise significant influence over all matters requiring shareholder approval, including the election of directors, amendments to our bylaws, mergers, business combinations and the sale of substantially all of our assets, and their interests may conflict with those of our other shareholders. As a result, we could be prevented from entering into transactions that could be beneficial to us or our other shareholders. Also, third parties could be discouraged from making a takeover bid. Further, sales by either Messrs. Groesbeck and Scheffler of a substantial number of shares of Common Stock could cause the market price of the Common Stock to decline.

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

Because the shares of Common Stock are treated as shares of a U.S. domestic corporation, the U.S. gift, estate and generation-skipping transfer tax rules may apply to a Non-U.S. Holder of Common Stock.

Dividends received by Canadian holders of Common Stock are subject to U.S. withholdings tax.

Dividends received by holders of Common Stock who are residents of Canada for purposes of the Income Tax Act (Canada) (the “Tax Act”) will be subject to U.S. withholding tax. A foreign tax credit under the Tax Act in respect of such U.S. withholding taxes may not be available to such holder.

Dividends received by non-resident holders of Common Stock who are U.S. holders will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax. Because we will be considered to be a U.S. domestic company for U.S. federal income tax purposes, dividends paid by us will be characterized as U.S. source income for purposes of the foreign tax credit rules under the Code.

The market price for the Common Stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control.

The market price for the Common Stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of companies in the industry in which we operate; (iv) addition or departure of our executive officers and other key personnel; (v) release or expiration of lock-up or other transfer restrictions on outstanding Common Stock; (vi) sales or perceived sales of additional Common Stock; (vii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (viii) fluctuations to the costs of vital production materials and services; (ix) changes in global financial markets and global economies and general market conditions, such as interest rates and product price volatility; (x) operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies; (xi) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets; and (xii) regulatory changes in the industry.

Financial markets have at times historically experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of companies and that have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the Common Stock may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which might result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, our operations could be adversely affected and the trading price of the Common Stock might be materially adversely affected.

It may be difficult for U.S. holders of the Common Stock to resell them over the CSE or at all.

Major securities clearing firms in the U.S. have ceased participating or may be unwilling to participate in transactions related to securities of Canadian public companies involved in the medical and adult use cannabis industry in the US. This appears to be due to the fact that cannabis continues to be listed as a controlled substance under U.S. federal law, with the result that cannabis-related practices or activities, including the cultivation, possession or distribution of cannabis, are illegal under U.S. federal law. Accordingly, U.S. residents who acquire the Common Stock as “restricted securities” may find it difficult to resell such shares over the facilities of any Canadian stock exchange on which the shares may then be listed including the CSE. It remains unclear what impact, if any, this and any future actions among market participants in the U.S. will have on the ability of U.S. residents to resell any of the Common Stock that they may acquire in open market transactions.

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

Future sales of the Common Stock by existing shareholders could reduce the market price of the Common Stock.

Sales of a substantial number of shares of the Common Stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares of the Common Stock intend to sell such shares, could reduce the market price of the Common Stock. Additional shares of Common Stock may be available for sale into the public market, subject to applicable securities laws, which could reduce the market price for the Common Stock. Holders of our incentive stock options may have an immediate income inclusion for tax purposes when they exercise their options (that is, tax is not deferred until they sell the underlying Common Stock). As a result, these holders may need to sell the Common Stock purchased on the exercise of options in the same year that they exercise their options. This might result in a greater number of shares of Common Stock being sold in the public market, and fewer long-term holds of Common Stock by our management and employees.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We recognize the critical importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of data we produce and collect.

Managing Material Risks & Overall Risk Management

We have a cross-departmental approach to addressing cybersecurity risk, including input from our employees, senior management, and Audit Committee of our Board of Directors (the “Board”). The Company devotes significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats promptly and effectively.

We have a set of Company-wide cybersecurity policies and procedures and continue building these important document libraries. Management approves initial policies and reviews them periodically for updates and changes. Our network security provider follows the internationally recognized risk framework, ISO 27001. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a multi-faceted cybersecurity strategy based on prevention, detection, and mitigation. The Company continues to work to ensure the inclusion of our cybersecurity risks are fully incorporated into the Company’s overall risk management approach.

Third-Party Risk Management and Oversight

As part of our cybersecurity program, we also engage with external service providers as part of our continuing cybersecurity efforts, assisting us in the evaluation and enhancement of the effectiveness of our information security policies and procedures. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity policies and procedures are comprehensive, up-to-date, and aligned with regulatory requirements.

The use of these third-party providers is regularly reviewed and monitored by the appropriate members of management. We conduct thorough assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impacted our strategic plan, operations, or financial standing. For additional information, see “Risk Factors.”

Governance

Our cybersecurity program is managed by our Vice President of Operations (“VP Operations”) and our Director of Information Technology (“IT Director”), whose team (“Cybersecurity Team”) is responsible for facilitating the enterprise-wide cybersecurity program. Our VP Operations and IT Director have experience with large information technology footprints, including cybersecurity. Their in-depth knowledge and expertise are instrumental in supporting our cybersecurity program and policies and overseeing our governance and compliance programs. The Audit Committee of our Board of Directors oversees management’s process for identifying and mitigating risks, including cybersecurity risks. The Audit Committee is composed of board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Management’s role in assessing and managing material risks from cybersecurity threats involves leadership, governance, resource allocation, and proactive risk management. Management's involvement is crucial in safeguarding the Company's digital assets, reputation, and long-term success. Our Cybersecurity Team provides periodic reports to our Audit Committee, as well as our Co-CEOs, and other members of senior management as appropriate.

The Audit Committee actively participates in discussions with management regarding cybersecurity risks. The Audit Committee performs an annual assessment of the Company’s cybersecurity program, which includes a discussion of management’s actions to identify and detect threats, and scenarios for potential response or recovery situations. In addition to regularly scheduled meetings, the Audit Committee and appropriate levels of senior management maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock is listed and posted for trading on the CSE under the symbol “PLTH” and quoted on the OTCQX under the symbol “PLNH.” The Common Stock commenced trading on the CSE effective June 21, 2018.

The following table indicates the high and low values with respect to trading activity for the Common Stock on the CSE for the periods indicated below (source: www.thecse.com and www.finance.yahoo.com).

	Low Trading	High Trading
Period Ended	Price (C$)	Price (C$)
Fourth Quarter Ended December 31, 2023	0.69	1.28
Third Quarter Ended September 30, 2023	0.63	1.64
Second Quarter Ended June 30, 2023	0.67	1.10
First Quarter Ended March 31, 2023	0.85	1.38
Fourth Quarter Ended December 31, 2022	0.83	2.38
Third Quarter Ended September 30, 2022	1.42	2.62
Second Quarter Ended June 30, 2022	1.46	3.42
First Quarter Ended March 31, 2022	2.40	4.40

The following table indicates the high and low values with respect to trading activity for the Common Stock on the OTCQX for the periods indicated below (source: www.otcmarkets.com). Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Low Trading	High Trading
Period Ended	Price (US$)	Price (US$)
Fourth Quarter Ended December 31, 2023	0.50	0.93
Third Quarter Ended September 30, 2023	0.45	1.20
Second Quarter Ended June 30, 2023	0.52	0.82
First Quarter Ended March 31, 2023	0.61	1.05
Fourth Quarter Ended December 31, 2022	0.60	1.74
Third Quarter Ended September 30, 2022	1.03	2.12
Second Quarter Ended June 30, 2022	1.13	2.74
First Quarter Ended March 31, 2022	1.88	3.51

Shareholders

As of March 13, 2024, there were 260 holders of record of Common Stock and no holders of record of Restricted Voting Shares.

Dividends

We have not paid dividends since the completion of the Business Combination and currently intend to reinvest all future earnings to finance the development and growth of our business. As a result, we do not intend to pay dividends on the Common Stock or any Restricted Voting Shares in the foreseeable future. Any future determination to pay distributions will be at the discretion of the Board and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restrictions on the payment of distributions and any other factors that the Board deems relevant. We are not bound or limited in any way to pay dividends in the event that the Board determined that a dividend was in the best interest of our shareholders.

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, we had the following issuance of unregistered securities:

●	On February 7, 2023, we issued 1,063,377 Common Shares to Frank Cowan, IV pursuant to our exercise of an option to purchase his 51% membership interest in Planet 13 Illinois LLC. We did not receive any cash proceeds from the issuance. The Common Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

●	On November 14, 2024, pursuant to a settlement agreement, we issued 1,000,000 shares of common stock and paid $300,000 in consideration for settlement of claims advanced by the SDC parties against Next Green Wave Holdings, Inc. As a result of our acquisition of Next Green Wave Holdings inc. on March 2, 2022, we assumed all the liabilities of Next Green Wave Holdings Inc.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the years ended December 31, 2023 and 2022. It is supplemental to, and should be read in conjunction with, our audited annual consolidated financial statements for the years ended December 31, 2023 and 2022, and the accompanying notes presented herein. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

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

As of December 31, 2023, we employed approximately 625 people and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensaries, while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California licensed cannabis cultivation and production activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing, (d) Planet 13 Florida, Inc. (“Planet 13 Florida”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) Planet 13 Illinois, LLC (“Planet 13 Illinois”) which holds an Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

Nevada

As of December 31, 2023, we held the following licensed operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the superstore in Las Vegas with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and a small-indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, and (e) one cannabis distribution license.

At the Planet 13 Las Vegas Superstore, we also offer ancillary services to our customers, including a restaurant with a liquor license, a retail store, and our online cannabidiol (“CBD”) store which also sells products in our facility.

California

As of December 31, 2023, we held the following licensed operations in California: (a) an adult-use dispensary superstore co-located with a distribution license at our 33,000 square foot facility in Santa Ana which we built and opened on July 1, 2021 (the “Planet 13 OC Superstore”), (b) following the closing of our Plan of Arrangement with Next Green Wave Holdings Inc. (“NGW”) on March 2, 2022, as more fully discussed in Acquisitions below, one dual-use and two adult-use cultivation licenses along with a nursery license and distribution license at our 35,000 square foot cultivation facility, and one Type P production license at a 4,000 square foot facility. As of May 5, 2022, we received notification that our application to enhance the Type P production license to Type 6 non-volatile extraction license had been approved by the California Department of Cannabis Control (“DCC”), to produce our existing product lines, including gummies, concentrates, chocolates, and beverages and distribute them for wholesale sales in California. Further, on July 12, 2022, the DCC granted to NGW a cultivation processing license to trim, cure, dry, grade, package, and label the cannabis grown at NGW facilities.

Florida

As of December 31, 2023, we are continuing capital outlays to utilize our Florida MMTC license issued by the Florida Department of Health that was acquired by our wholly owned subsidiary, Planet 13 Florida Inc., on October 1, 2021 for $55 million in cash. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of December 31, 2022 there were 22 companies with MMTC licenses in Florida, many of which are not yet operational. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate. On September 15, 2023, we recorded an impairment charge of $32,750,466 against our Florida MMTC License to reflect the value of the Florida MMTC License as of the date we domesticated to Nevada.  We recognized an additional impairment of $7,197,418 bringing the carrying value of our Florida MMTC License to $9,000,000, equal to the sale price negotiated with a third party who will acquire the license on the closing of our Pending Transaction with VidaCann LLC.

On July 1, 2022, we, through our subsidiary Planet 13 Florida, Inc., closed on a $3,300,000 USD purchase of a 23-acre parcel of real property, inclusive of a 10,500 square foot building, near Ocala, Florida. The property was previously leased by Planet 13 Florida, Inc., and has received Florida OMMU approvals for cultivation, processing, and dispensing activities.  The lease was terminated in conjunction with the purchase on July 1, 2022.

As part of our Florida expansion, as of the date of this report, we have entered into four leases for dispensing locations in Florida, which remain subject to completion of tenant improvements and regulatory inspection prior to sales to customers.

See Recent Developments for further information related to the Company’s Florida operations and its planned acquisition of VidaCann, LLC.

Illinois

On August 5, 2021, Planet 13 Illinois, in which entity we hold a minority interest, won a Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region from the Illinois Department of Financial and Professional Regulation. The conditional license was issued to Planet 13 Illinois on July 22, 2022. At the time the license was awarded, we owned 49% of Planet 13 Illinois and 51% was owned by Frank Cowan.

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

On February 7, 2023, we exercised and closed our option to purchase Mr. Cowan’s 51% interest in Planet 13 Illinois. On February 3, 2023, we closed on the purchase of a dispensary location in the town of Waukegan, a suburb of the greater Chicago area, and on December 4, 2023, opened the Planet 13 Illinois dispensary to the public.

COVID-19 Pandemic

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

On May 3, 2021, Governor DeSantis signed an executive order stating, “all local COVID-19 restrictions and mandates on individuals and businesses are hereby ending all mask mandates in Florida from that time forward.”

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

Results of Operations

	For the Years ended
	December 31,		Percentage
Expressed in USD$	2023	2022	Change
Revenue
Net revenue	98,505,170	104,574,377	(5.8)%
Cost of Goods Sold	(53,682,026)	(56,599,623)	(5.2)%
Gross Profit	44,823,144	47,974,754	(6.6)%
Gross Profit Margin %	45.5%	45.9%

Expenses
General and Administrative	42,421,172	49,395,500	(14.1)%
Sales and Marketing	5,368,473	3,504,309	53.2%
Lease expense	3,105,996	2,744,532	13.2%
Impairment loss	46,846,866	32,750,466	43.0%
Depreciation and Amortization	8,180,465	8,337,476	(1.9)%

Total Expenses	105,922,972	96,732,283	9.5%

Loss From Operations	(61,099,828)	(48,757,529)	25.3%

Other Income (Expense):
Interest income (expense), net	195,722	189,473	0,003.3%
Foreign exchange gain (loss)	3,653	(25,528)	(114.3)%
Change in fair value of warrants	18,127	7,177,805	(0,099.7)%
Gain on sale-leaseback	—	509,392
Provision for stolen funds	(2,000,000)	(10,300,000)	(80.6)%
Other income	807,023	413,029	95.4%
Total Other Income (Expense)	(975,475)	(2,035,829)	(52.1)%

Loss for the year before tax	(62,075,303)	(50,793,358)	22.2%
Provision for income tax (current and deferred)	11,533,455	8,752,361	31.8%
Loss for the year	(73,608,758)	(59,545,719)	23.6%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.33)	$(0.27)

Weighted Average Number of Shares Outstanding
Basic and diluted	221,964,287	216,586,621

We experienced a $6,069,207 decrease in net revenue during the year ended December 31, 2023, when compared to the year ended December 31, 2022. The decrease is attributable to a reduction in the number of customers at our Planet 13 Las Vegas Superstore location compared to the prior year, partially offset by an increase of revenue from the Planet 13 OC Superstore and the addition of wholesale revenue from the NGW cultivation operations in California, and an increase in net wholesale revenue in Nevada as well as one month of activity from Planet 13 Illinois. Overall, net revenue decreased by 5.8% during the year ended December 31, 2023, when compared to the year ended December 31, 2022. We believe that the potential economic downturn and increase in inflation, including the increase in the price of gasoline and the increase in interest rates, combined to reduce the disposable income of our customers during the year ended December 31, 2023, and also had an impact on the number of customers and tourists visiting the Planet 13 Las Vegas Superstore and our other retail locations.

Details of net revenue by product category are as follows:

	For the Years ended
	December 31,		Percentage
	2023	2022	Change
Flower	$31,247,039	$35,783,973	(12.7)%
Concentrates	28,107,159	29,477,433	(4.6)%
Edibles	16,837,375	18,302,976	(8.0)%
Topicals and Other Revenue	5,107,733	6,823,175	(25.1)%
Wholesale	17,205,864	14,186,820	21.3%
Net revenue	$98,505,170	$104,574,377	(5.8)%

Gross profit margin for the year ended December 31, 2023, was 45.5% compared to 45.9% for the year ended December 31, 2022. The decrease in gross profit margin for the year ended December 31, 2023 was a result of increased sales incentives during the year coupled with the increase in wholesale revenue, both from our Nevada wholesale business and from the recently acquired NGW cultivation assets in California, which has an inherently lower gross margin than retail sales revenue.

The costs of internal cultivation have continued to trend down as we continue to improve our yields and cultivation efficiency across all of our cultivation facilities. In addition, margin enhancement through the creation of internally generated brands, such as TRENDI, Leaf & Vine, HaHa Gummies, Dreamland Chocolate, HaHa Beverages and Medizin, continued to have a positive impact on gross margins during the year ended December 31, 2023, helping offset the lower margins received on the sale of wholesale product and sales to local customers in the State of Nevada. We anticipate that margins will trend upward as tourist customers return to Las Vegas and the Planet 13 Las Vegas Superstore in greater numbers and through our ability to produce our award-winning brands in California and introduce those brands into our Planet 13 OC Superstore along with the recent introduction of NGW premium flower to the Planet 13 OC Superstore.

Our premium cultivation facilities were operating near capacity during the years ended December 31, 2023, and December 31, 2022, respectively. The amount of cannabis grown during the year was in line with the prior year. Wholesale flower prices began to stabilize in both California and Nevada towards the latter half of the year ended December 31, 2023.  The price declines that were experienced during the first half of 2023 led to an overall decline in flower revenue during the year when compared to the year ended December 31, 2022.

Overall gross profit was $44,823,144 and $47,974,754 for the years ended December 31, 2023 and 2022 respectively, a decrease of 6.6%.

General and Administrative (“G&A”) expenses (which includes non-cash share-based compensation expenses), decreased by 14.1% during the year ended December 31, 2023, when compared to the year ended December 31, 2022. The decrease in G&A expenses incurred during the year ended December 31, 2023, was a result of focused cost cutting initiatives undertaken by the Company and a reduction in share-based compensation expense recorded during the year, partially offset by the addition of G&A expenses from the recently acquired NGW cultivation assets in California, a full year of operations at our Planet 13 OC Superstore compared with only six months in the prior year, as well as increased expenditures related to corporate initiatives (registration of the class of our Common Shares through filing a Form 10 registration statement with the SEC and merger and acquisition related fees incurred on the closing of the NGW acquisition) that were expensed during the year ended December 31, 2023when compared to the year ended December 31, 2022. Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 40.5% for the year ended December 31, 2023, compared to 40.1% for the year ended December 31, 2022.

A detailed breakdown of G&A expenses is as follows:

	For the Years ended
	December 31,		Percentage
	2023	2022	Change
Salaries and wages	$13,945,103	$15,231,997	(8.4)%
Executive compensation	2,949,315	3,008,508	(2.0)%
Licenses and permits	2,541,183	2,900,282	(12.4)%
Payroll taxes and benefits	3,369,468	4,124,049	(18.3)%
Supplies and office expenses	1,518,102	1,480,108	2.6%
Subcontractors	2,714,424	2,589,933	4.8%
Professional fees (legal, audit and other)	7,484,017	6,524,583	14.7%
Miscellaneous general and administrative expenses	5,379,153	6,076,773	(11.5)%
Share-based compensation expense	2,520,407	7,459,267	(66.2)%
	$42,421,172	$49,395,500	(14.1)%

Non-cash, share based compensation of $2,520,407 was recognized during the year ended December 31, 2023, decreasing from $7,459,267 incurred during the year ended December 31, 2022. The decrease can be attributable to the vesting schedule for both Restricted Share Units (“RSUs”) and incentive stock options that were previously granted, particularly the net 3,954,213 RSUs that were granted on April 18, 2021, that vested 1/3 on December 1, 2021, 1/3 on December 1, 2022, and 1/3 on December 1, 2023. These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs. See Note 12 to our audited consolidated financial statements for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses increased by 53.2% during the year ended December 31, 2023, when compared to the year ended December 31, 2022. The increase was a result of us continuing to refine our marketing efforts to optimize marketing spend on initiatives that drive increased customer traffic to the Planet 13 Las Vegas Superstore and the Planet 13 OC Superstore and our Medizin dispensary in Nevada as well as to support the launch of our Planet 13 Illinois retail dispensary in Waukegan.

Lease expense increased by 13.2% during the year ended December 31, 2023, when compared to the year ended December 31, 2022, due to increases in contracted lease rates on the Company’s leased properties during the year as well as a financial incentive from the landlord of the Planet 13 OC Superstore received during the period which offset increases in contractual lease rates. We are amortizing the financial incentive benefit received over the remaining life of the lease.

Depreciation and Amortization decreased 1.9% during the year ended December 31, 2023, when compared to the prior year because of the recording of depreciation on the NGW cultivation facility during the year as well as depreciation from the Planet 13 OC Superstore location, both of which were not owned/open during the prior year.

As of December 31, 2023, the Company evaluated whether intangible assets and goodwill showed any indicators of impairment, and it was determined that such indicators existed.  As a result of the Company’s analysis, it was determined that certain of the Company’s intangibles were impaired, resulting in the Company recording an impairment charge of $46,846,866.  This charge is comprised of an impairment of the carrying value of our Florida MMTC License as a result of the definitive agreement entered into to sell the license to a third party on the closing of the acquisition of VidaCann LLC.  This compares to an impairment of $6,947,778 on the carrying value of our cultivation license in Coalinga California and an impairment charge of $25,802,688 reducing the carrying value of goodwill associated with our acquisition of Next Green Wave to $0.  See Note 7 of our Audited Annual Consolidated Financial Statements for the year ended December 31, 2023.

Interest income was $195,722 during the year ended December 31, 2023, compared to interest income of $189,473 during the year ended December 31, 2022.  The interest income relates to interest earned on cash deposits offset by accrued interest on our note payable that is due and payable on demand offset by interest income earned on cash deposits. The balance of notes payable as of December 31, 2023, was $884,000 compared to $884,000 as of December 31, 2022.

We conduct our operations in both United States dollars and Canadian dollars, holding financial assets and incurring expenses in both currencies. On December 31, 2022, the value of the USD was USD$1.00=CAD$1.3544 compared to the value of the USD of USD$1.00=CAD$1.3226 at December 31, 2023 and averaged USD$1.00=CAD$1.3497 during the year ended December 31, 2023, resulting in our realizing a foreign exchange loss of $3,653 during the year ended December 31, 2023 compared to a foreign exchange (loss) of ($25,528) during the prior year. It is our policy not to hedge our CAD exposure.

Warrants are accounted for in accordance with the applicable authoritative accounting guidance in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), as derivative liabilities based on the specific terms of the warrant agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss. During the year ended December 31, 2023, the change in fair value of the warrants resulted in a gain of $18,127 compared to a gain of $7,177,805 during the year ended December 31, 2022.

We did not enter into any sale leaseback transaction during the year ended December 31, 2023. During the year ended December 31, 2022, we recognized a gain of $509,392 on the sale-leaseback of one of our buildings in Coalinga, California.

Provision for misappropriated funds consists of funds that were misappropriated by the Company’s external investment advisor over the period from November 2021 through to September 30, 2023. We are conducting an internal investigation into the misappropriation, with the assistance of external legal counsel. From evidence revealed to the Company as part of the investigation process, we were provided with factual information from WAB regarding the misappropriated funds and were able to confirm which periods funds were misappropriated. During the year ended December 31, 2023, $2,000,000 was misappropriated compared to $10,300,000 that was misappropriated during the year ended December 31. We have filed a claim and are diligently trying to recover the misappropriated funds.  Any future recovery of misappropriated funds will be recognized in the period in which the recovery occurs.

Other income (expense), consisting of Automated Teller Machine (“ATM”) fees, interest and other miscellaneous income/expense was income of $807,023 for the year ended December 31, 2023, compared to other income of $413,029 for the year ended December 31, 2022.

The income tax expense for the year ended December 31, 2023, was $11,533,455 compared to $8,752,361 for the prior year. The tax expense increased in 2023 due to the inclusion of California state income tax on California operations. We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent of our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the year ended December 31, 2023, was $73,608,758 ($0.33 per share) compared to an overall net loss of $59,545,719 ($0.27) per share) for the year ended December 31, 2022.

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

Liquidity and Capital Resources

As of December 31, 2023, our financial instruments consist of cash, restricted cash, accounts receivable, deposits, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of December 31, 2023, we had working capital of $23,021,292 compared to working capital of $41,556,926 as of December 31, 2022. The Company believes that it has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, the planned build-out of its operations in Florida, the further expansion of operations in Nevada and California and continue growing the Planet 13 Illinois retail operations.

The following table relates to the years ended December 31, 2023, and 2022:

	Years Ended December 31,
	2023	2022
Cash flows provided by operating activities	(12,045,518)	(6,763,649)
Cash flows used in investing activities	(9,194,965)	(14,175,937)
Cash flows provided by financing activities	(267,529)	1,142,238

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was ($12,045,516) for the year ended December 31, 2023, compared to cash used in operating activities of ($6,763,649) for the year ended December 31, 2022. The increase in case used is primarily due to the change in non-cash working capital during the year ended December 31, 2023, when compared to the year ended December 31, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $9,194,967 for the year ended December 31, 2023, compared to net cash used in investing activities of $14,175,937 for the year ended December 31, 2022.  The decrease is primarily related to a reduction in capital expenditures during the year when compared to the year ended December 31, 2022.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was ($267,529) $1,142,238 during the year ended December 31, 2023, compared to net cash provided by financing activities of $1,142,238 for the year ended December 31, 2022. The decrease was primarily related to no warrants being exercised during the year ended December 31, 2023, as well as the payment of $267,529 in taxes in lieu of issuing shares on the settlement of RSUs during the year as compared to the year ended December 31, 2022 where no taxes were paid and warrants and options were exercised for cash.

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

Should financing not be available, the Company has adequate liquidity in the form of cash on hand to fund all of its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, including the planned build-out of its operations in Florida, the further expansion of operations in Nevada, California, and, Illinois.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2023, or as of December 31, 2022, or as of the date hereof.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Financial instrument classification and measurement

Our financial instruments carried on the annual audited consolidated statement of financial position are carried at amortized cost with the exception of cash, which is carried at fair value. There are no significant differences between the carrying value of financial instruments and their estimated fair values as of December 31, 2023, or December 31, 2022, due to the immediate or short-term maturities of the financial instruments.

Fair values of financial assets and liabilities

Our financial instruments include cash, deposits, accounts payable and accrued expenses and note payable. On December 31, 2023, the carrying value of cash is fair value. Financial instruments classified as loans and receivables and other financial liabilities are carried at amortized cost using the effective interest method. Transaction costs are included in the amount initially recognized. Accounts payable and other liabilities, notes payable, and notes payable related parties have been classified as other financial liabilities.

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

Currency Risk

As at December 31, 2023, a portion of the Company’s financial assets and liabilities held in Canadian dollars consist of cash of $65,203 (2022 - $1,172,859). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

The Company’s exposure to a 10% change in the foreign exchange conversion rate at December 31, 2023 equals $6,520 (2022 - $117,286).

Liquidity Risk

The Company’s approach to managing risk is to ensure that it will have sufficient cash and liquid investments to meet our commitments as they arise.  We manage liquidity risk by maintaining adequate cash reserves and by continuously monitoring forecast and actual cash flows. Where insufficient liquidity may exist, we may pursue various debt and equity instruments for short or long-term financing of our operations. As of December 31, 2023, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases and taxes.

As of December 31, 2023, we had working capital of $23,021,292 (2022 - $41,556,926) and anticipate that revenue from operations will provide sufficient funds to cover all our operating expenditures for the next 12 months and available cash on hand will be sufficient to fund any and all capital expenditure requirements for the build-out of operations in the State of Florida and carry out other corporate initiatives over the next 12 months.

Further expansion of our cultivation facilities, production and manufacturing facilities and retail distribution facilities may require us to raise additional capital from outside sources. We will consider financing alternatives while contemplating minimal shareholder dilution.

The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis.  Historically, the Company’s main source of funding has been the public issuance of common stock.  The Company’s access to financing is always uncertain.  There can be no assurance of continued access to significant equity financing. Our potential sources of cash flow in the upcoming year will be from the proceeds of the sale of cannabis and cannabis related products and possible equity financings, loans, lease financing and entering into joint venture agreements, or any combination thereof.

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

In connection with the preparation of this Form 10-K, as of December 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were ineffective as of December 31, 2023 due to the identification of the material weaknesses discussed below.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon that assessment, our management, including the co-CEOs and CFO, concluded that our internal controls over financial reporting were ineffective as of December 31, 2023 due to the identification of the material weaknesses discussed below.

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

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies, in the aggregate, represent material weaknesses in our internal control over financial reporting.  Accordingly, we concluded that our internal controls over financial reporting and disclosure controls and procedures were not effective as of December 31, 2023. These material weaknesses resulted in an increase to the net loss for the year ended December 31, 2022 by $10,300,000 and an increase to the net loss for the year ended December 31, 2023 by $2,000,000.

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

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation plan discussed above, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Policies

Certain of our officers or directors have made elections to participate in, and are participating in, our equity incentive plans and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the year ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The bylaws of the Company (the “Bylaws”) provide that the number of directors should not be fewer than three nor more than nine directors. Each director shall hold office until the close of our next annual general meeting, or until his or her successor is duly elected or appointed, unless his or her office is earlier vacated. Our Board currently consists of five directors.

The following table sets forth our directors and executive officers and their respective positions:

Name	Age	Position
Robert Groesbeck	63	Director, Co-Chairman and Co-CEO
Larry Scheffler	73	Director, Co-Chairman and Co-CEO
Lee Fraser	46	Director, Chief Administrative Officer
Adrienne O’Neal	64	Director
Kevin Martin	50	Director
Dennis Logan	56	Chief Financial Officer
Chris Wren	41	Vice President of Operations
Todd Hybels	44	Vice President of Midwestern Operations
Tatev Oganyan	34	General Counsel
Sara Adams	30	Secretary

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

Lee Fraser has served as Chief Administrative Officer of the Company since February 2024 and as a director of the Company since May 2023. Mr. Fraser has previously held financial leadership roles at Fox Corp. from 2019 to 2021 and Warner Bros. from 2007 to 2019 where he developed business strategies and helped manage the construction and real estate portfolios for both companies. At Warner Bros. he was directly responsible for financial oversight of the worldwide Harry Potter Tour, and the Harry Potter Flagship Retail Stores. Mr. Fraser’s expertise also includes corporate finance and financial planning at Gemstar-TV Guide and Waste Management. Mr. Fraser has a Bachelor of Commerce degree from the University of Ottawa and received his Master’s degree in Business Administration from the Andersen School of Management at UCLA.

We believe that Mr. Fraser’s experience in business development and finance at publicly traded companies qualify him to serve on the Board.

Kevin Martin, CPA, joined Planet 13 as an independent director in February 2024. Since November 2020, Mr. Martin has held an audit leadership role at HSS Enterprises. Previously, from 2005 to 2020, Mr. Martin held senior risk and audit leadership roles at multinational private and public companies, including Irving Oil, Endeavour Mining Corporation, which operates gold mines in West Africa, and The Heico Companies LLP, which manufactures steel, heavy equipment and industrial construction. Mr. Martin is a Chartered Public Accountant and Certified Fraud Examiner, and he has a Certification in Risk Management Assurance.

We believe that Mr. Martin is qualified to serve on the Board due to his extensive accounting experience and his familiarity in working with management of a variety of companies in his role as an auditor.

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

Tatev Oganyan joined Planet 13 in February 2024 and is responsible for overseeing legal matters for the company. Since February 2020, Ms. Oganyan has owned and operated The Oganyan Agency, a cannabis consulting practice. Prior to that, Ms. Oganyan had oversight of legal affairs at GBL LLC from July 2017 to February 2020 and at EH Tech Inc. from September 2016 to July 2017. Before moving in-house in 2024, Ms. Oganyan worked as an outside consultant for Planet 13, leading the licensing and permitting process for the successful opening of the Planet 13 Orange County and Planet 13 Waukegan stores. She further led the regulatory due diligence for the Next Green Wave acquisition, allowing Planet 13 to broaden its popular brand portfolio in California. Ms. Oganyan has a Bachelor of Arts in Political Science and History from UCLA and holds a law degree and Master’s in Dispute Resolution from Pepperdine Caruso School of Law.

Sara Adams has been part of the legal department at Planet 13 since September 2021. Ms. Adams serves as the Company’s Secretary and is generally responsible for corporate governance and regulatory compliance matters. Ms. Adams’ prior experience includes paralegal and accounting services for a sole proprietor attorney from June 2020 to July 2022, accounting and tax services at Barrick Gold Corporation and RubinBrown LLP from January 2019 to July 2020, and paralegal services at Fabian VanCott from 2015 to 2019. Ms. Adams holds a Bachelor of Science in Business Administration, Accounting from the University of Nevada - Las Vegas.

Board Committees

We currently have an audit committee, compensation committee and a corporate governance and nominating committee. A brief description of each committee is set out below. See also “Director Independence.”

Audit Committee

The audit committee of the Board (the “Audit Committee”) assists the Board in fulfilling its responsibilities for oversight of financial, audit and accounting matters. The Board has adopted a written charter for the Audit Committee, which sets out the Audit Committee’s responsibilities. The Audit Committee reviews the financial reports and other financial information provided by us to regulatory authorities and our shareholders, as well as reviews our system of internal controls regarding finance and accounting, including auditing, accounting and financial reporting processes. The current members of the Audit Committee include the following directors: Kevin Martin (Chair), Lee Fraser, and Adrienne O’Neal. Mr. Martin is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act.

Compensation Committee

The compensation committee of the Board (the “Compensation Committee”) assists the Board in fulfilling its responsibilities for compensation philosophy and guidelines. The Compensation Committee also has responsibility for fixing compensation levels for our executive officers. In addition, the Compensation Committee is charged with reviewing our incentive plans and proposing changes thereto, approving any awards of options under our incentive plans and recommending any other employee benefit plans, incentive awards and perquisites with respect to our executive officers. The Compensation Committee is also responsible for reviewing, approving and reporting to the Board annually (or more frequently as required) on our succession plans for our executive officers. The current members of the Compensation Committee include the following directors: Kevin Martin and Adrienne O’Neal (Chair).

Corporate Governance and Nominating Committee

The corporate governance and nominating committee (the “CG&N Committee”) assists us in fulfilling our corporate governance responsibilities under applicable law and is responsible for reviewing and assessing the effectiveness of the Board, evaluating the Board and its directors and making policy recommendations aimed at enhancing Board effectiveness. In addition to assisting us with the recruitment and education of new and current directors, the CG&N Committee reports to the Board to assist us in identifying and recommending individuals qualified to become members of the Board and evaluating the Board and its directors. The current members of the CG&N Committee include the following directors: Kevin Martin and Adrienne O’Neal (Chair).

Changes to Security Holders Director Nomination Procedures

Pursuant to the Plan of Arrangement to domesticate the Company into Nevada as described in “History of the Company” in Item 1 above, the Company has adopted Bylaws which have changed the security holders director nomination procedures as follows:

Stockholders who wish to (1) submit director nominees for consideration or (2) present other items of business directly at next year’s annual meeting must give written notice of their intention to do so, in accordance with the deadlines described in our Bylaws under the heading “Advance Notice Policy” to our Secretary at 4675 W. Teco Ave., Suite 250, Las Vegas, NV 89118. Any such notice also must include the information required by our Bylaws and the Exchange Act and must be updated and supplemented as provided in the Bylaws.

Our Bylaws include an advance notice policy, pursuant to which, any additional director nomination for an annual meeting of Stockholders or a special meeting of the Stockholders (which is not also an annual meeting) must be received by the Secretary of the Company as described in our Bylaws under the heading “Advance Notice Policy.”

In addition to satisfying the foregoing requirements under our Bylaws, to comply with the universal proxy rules, Stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act no later than April 12, 2025. However, if our 2025 annual meeting of Stockholders is not held between May 12, 2025 and July 11, 2025, then notice must be provided on the later of (a) 60 calendar days prior to the 2025 annual meeting of Stockholders or (b) the 10th day following the date on which notice of the date of the 2025 annual meeting of Stockholders is first made to the Stockholders.

Stockholders may recommend director candidates for consideration by the Board by writing to our Secretary at the address set forth above in accordance with the notice provisions described above.

Subject to compliance with the Exchange Act and the Company’s Bylaws, to be in proper written form, such notice must (i) set forth all information relating to the nominee that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required pursuant to and in accordance with the Exchange Act, such nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director of the Company if elected, and such other information regarding such nominee as may reasonably be requested by the Board in writing prior to the meeting of Stockholders at which such candidate’s nomination is to be acted upon in order for the Board of Directors to determine the eligibility of such candidate for nomination to be an independent director of the Company, (ii) include the completed and signed questionnaire, representation and agreement required by Section 3.13 of the Company’s Bylaws, (iii) as to the Stockholder giving the notice, set forth (a) the name and address of such Stockholder, as they appear on the Company’s books, and of such beneficial owner, (b) the class or series and number of Stock which are owned beneficially and of record by such Stockholder and such beneficial owner, except that such Stockholder shall in all events be deemed to beneficially own any shares of any class or series of Stock of the Corporation as to which such Stockholder has a right to acquire beneficial ownership at any time in the future, (c) a description of any agreement, arrangement or understanding with respect to the nomination or proposal between or among such Stockholder and/or such beneficial owner, any of their respective affiliates or associates, and any others acting in concert with any of the foregoing, including, in the case of a nomination, the nominee, (d) a description of any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, warrants, convertible securities, stock appreciation or similar rights, hedging transactions, and borrowed or loaned shares) that has been entered into as of the date of the Stockholder’s notice by, or on behalf of, such Stockholder and such beneficial owners, whether or not such instrument or right shall be subject to settlement in underlying Stock, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, such Stockholder or such beneficial owner, with respect to securities of the Corporation, (e) a representation that the Stockholder is a holder of record of Stock entitled to vote at such meeting and intends to appear in person or by proxy at the meeting, and (f) a representation that the Stockholder or the beneficial owner, if any, intends or is part of a group which intends (1) to solicit proxies or votes in support of such Director nominees or nomination in accordance with Rule 14a-19 promulgated under the Exchange Act, and (2) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to approve or adopt the proposal or elect the nominee.

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

For the year ended December 31, 2023, we had four NEOs: Robert Groesbeck, Co-CEO; Larry Scheffler, Co-CEO; Dennis Logan, Chief Financial Officer; and Chris Wren, Vice President of Operations. Lee Fraser, Chief Administrative Officer, was not serving as an executive officer at December 31, 2023 but, as of February 7, 2024, is one of the two most highly compensated executive officers other than the Co-CEOs.

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

3. Stock Options. Stock options are a form of long-term equity incentive compensation granted from time to time to align executives’ interests with those of the Company and its shareholders and reward executives for their contribution to the creation of shareholder value. Participants benefit only if the market value of our Common Stock at the time of the stock option exercise is greater than the exercise price of the stock options at the time of grant. In establishing the number of stock options that may be granted, reference is made to the recommendations made by the Compensation Committee as well as, from time to time, the number of similar awards granted to officers and directors of other publicly-traded companies of similar size in the same business as us. The Compensation Committee and the Board also consider previous grants of stock options and the overall number of stock options that are outstanding relative to the number of outstanding securities in determining whether to make any new grants and the size and terms of any such grants. With respect to executive officers, the Compensation Committee and the Board also consider the level of effort, time, responsibility, ability, experience and level of commitment of the executive officer in determining the level of long-term equity incentive awards. With respect to directors, the Compensation Committee and the Board also consider committee assignments and committee chair responsibilities, as well as the overall time requirements of the Board members in determining the level of long-term equity incentive awards.

4. Restricted Share Units. Restricted Share Units are a form of long-term equity incentive compensation granted from time to time to align executives’ interests with those of the Company and its shareholders and to attract and retain executives. Restricted Share Units are notional shares that have the same value as shares of Common Stock and earn dividend equivalents as additional units, at the same rate as dividends paid on Common Stock. No dividend equivalents will vest unless the associated Restricted Share Units also vest. In determining new grants of Restricted Share Units, the Compensation Committee and the Board consider factors similar to those contemplated when making new grants of stock options.

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

Summary Compensation Table

The following table is a summary of annual compensation paid, or recognized as an expense in accordance with Accounting Standards Codification (“ASC”) Topic 718 (Compensation - Stock Compensation), to the NEOs for our two most recently completed fiscal years, December 31, 2023, and December 31, 2022. All amounts are expressed in US Dollars:

		Salary	Bonus	Stock awards	Option	Non-equity incentive plan compensation		Non-qualified deferred compensation earnings	All other compensation		Total
Name and Principal Position(1)	Year	($)	($)	($)	awards ($)	($)		($)	($)(2)		($)
Larry Scheffler	2023	500,000	-	-	-	0		-	57,407	(4)	557,407
Co-Chief Executive Officer	2022	500,000	-	-	-	254,000	(3)	-	57,400		811,400

Robert Groesbeck	2023	500,000	-	-	-	0		-	68,429	(5)	568,429
Co-Chief Executive Officer	2022	500,000	-	-	-	254,000	(3)	-	69,424		823,424

Dennis Logan	2023	300,000	-	-	-	0		-	20,914	(6)	320,914
Chief Financial Officer	2022	300,000	-	-	-	113,580	(3)	-	20,857		434,437

Chris Wren	2023	415,000	-	-	-	0		-	58,414	(7)	473,414
Vice President of Operations	2022	415,000	-	-	-	102,339	(3)	-	58,406		575,745

Notes:

(1)	Lee Fraser, Chief Administrative Officer, was not serving as an executive officer at December 31, 2023 but, as of February 7, 2024, is one of the two most highly compensated executive officers other than the Co-CEOs. Mr. Fraser’s annual salary beginning at his February 7, 2024 appointment is $300,000.

(2)

The values provided for Mr. Logan in this column are converted to US Dollars using the average exchange rate for the year indicated as provided by the Bank of Canada. For 2022 USD$1.00=CAD$1.3013 and for 2023 USD$1.00=CAD$1.3495.

(3)

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

(4)	The amounts consist of car allowance ($29,608 for 2023 and $29,608 for 2022) and health benefits ($27,800 for 2023 and $27,792 for 2022).

(5)	The amounts consist of car allowance ($29,608 for 2023 and $29,608 for 2022) and health benefits ($38,822 for 2023 and $39,816 for 2022).

(6)	The amounts consist of car allowance ($13,800 for 2023 and $13,800 for 2022) and health benefits ($7,114 for 2023 and $7,057 for 2022).

(7)	The amounts consist of car allowance ($15,170 for each of 2023 and 2022) and health benefits ($43,244 for 2023 and $43,236 for 2022).

Narrative Discussion

For a summary of the significant terms of each NEO’s employment agreement or arrangement, please see below under the heading “Employment Agreements and Termination and Change of Control Benefits”.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth outstanding equity awards for the NEOs at December 31, 2023. All amounts are expressed in US Dollars:

	Option Awards				Stock Awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised option (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned	Option exercise price	Option expiration	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Name	exercisable	unexercisable	options (#)	($)	date	(#)	vested ($)	(1)	(2)
Robert Groesbeck	-	-	-	-	-	-	-	-	-
Larry Scheffler	-	-	-	-	-	-	-	-	-
Dennis Logan	-	-	-	-	-	-	-	-	-
Chris Wren	-	-	-	-	-	-	-	-	-

Notes:

(1)	For each named executive officer 100% of the listed incentive awards vested on December 1, 2023.

(2)	Based on the closing share price of the Common Stock as traded on the CSE on December 31, 2023 of CAD$0.86 at an exchange rate of USD$1.00=CAD$1.3226.

Employment Agreements and Termination and Change of Control Benefits

Summary of Employment Agreements

Larry Scheffler

In June 2018, we entered into an employment agreement with Larry Scheffler, our Co-CEO, for an initial term of five years. The agreement provides for payment of an annual base salary to Mr. Scheffler, which for the fiscal year ended December 31, 2023, was USD$500,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Scheffler is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in our 2023 Equity Incentive Plan, approved by a vote of our shareholders at the 2023 Annual General and Special Meeting of the Shareholders on July 27, 2023 (the “Equity Incentive Plan”) and other equity plans in effect from time to time. If Mr. Scheffler’s employment is terminated by us with “cause” or by Mr. Scheffler without “good reason” (as such terms are defined in the agreement), we will pay Mr. Scheffler any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Scheffler’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Scheffler’s employment is terminated by us without cause or by Mr. Scheffler for good reason, including upon the change of control of the Company, we will, for the duration of the remaining term of the agreement, continue to pay Mr. Scheffler his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Scheffler shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would fully vest on the date of such termination of employment. The employment agreement also provides for, among other things, confidentiality, non- solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Scheffler’s employment. In March 2021, we entered into an amendment to the employment agreement with Mr. Scheffler extending the term through December 31, 2025.

Robert Groesbeck

In June 2018, we entered into an employment agreement with Robert Groesbeck, our Co-CEO, for an initial term of five years. The agreement provides for payment of an annual base salary to Mr. Groesbeck, which for the fiscal year ended December 31, 2023, was USD$500,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Groesbeck is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in the Equity Incentive Plan and other equity plans in effect from time to time. If Mr. Groesbeck’s employment is terminated by us with “cause” or by Mr. Groesbeck without “good reason” (as such terms are defined in the agreement), we will pay Mr. Groesbeck any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Groesbeck’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Groesbeck’s employment is terminated by us without cause or by Mr. Groesbeck for good reason, including upon the change of control of the Company, we will, for the duration of the remaining term of the agreement, continue to pay Mr. Groesbeck his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Groesbeck shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would fully vest on the date of such termination of employment. The employment agreement also provides for, among other things, confidentiality, non-solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Groesbeck’s employment. In March 2021, we entered into an amendment to the employment agreement with Mr. Groesbeck extending the term through December 31, 2025.

Dennis Logan

In June 2018, we entered into an employment agreement with Dennis Logan, our Chief Financial Officer, which agreement was amended in January 2019, for an initial term of five years. The amended agreement provides for payment of an annual base salary to Mr. Logan, which for the fiscal year ended December 31, 2023, was USD$300,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Logan is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in the Equity Incentive Plan and other equity plans in effect from time to time. If Mr. Logan’s employment is terminated by us with “cause” or by Mr. Logan without “good reason” (as such terms are defined in the agreement), we will pay Mr. Logan any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Logan’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Logan’s employment is terminated by us without cause or by Mr. Logan for good reason, including upon the change of control of the Company, we will, for a period of 18 months from the date of termination, continue to pay Mr. Logan his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Logan shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would fully vest on the date of such termination of employment. The employment agreement also provides for, among other things, confidentiality, non-solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Logan’s employment.

Lee Fraser

In February 2024, we entered into an employment agreement with Lee Fraser, our Chief Administrative Officer, for an initial term through December 31, 2025. The agreement provides for payment of an annual base salary to Mr. Fraser, which, beginning with the fiscal year ended December 31, 2024, will be USD$300,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Fraser is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in the Equity Incentive Plan and other equity plans in effect from time to time. If Mr. Fraser’s employment is terminated by us with “cause” or by Mr. Fraser without “good reason” (as such terms are defined in the agreement), we will pay Mr. Fraser any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Fraser’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Fraser’s employment is terminated by us without cause or by Mr. Fraser for good reason, including upon the change of control of the Company, we will, for the duration of the remaining term of the agreement, continue to pay Mr. Fraser his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Fraser shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would remain outstanding and would vest or be forfeited in accordance with the terms of the applicable award agreements. The employment agreement also provides for, among other things, confidentiality, non-solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Fraser’s employment.

Chris Wren

In June 2018, we entered into an employment agreement with Chris Wren, our Vice President of Operations, for an initial term of five years. The agreement provides for payment of an annual base salary to Mr. Wren, which for the fiscal year ended December 31, 2023, was USD$415,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Wren is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in the Equity Incentive Plan and other equity plans in effect from time to time. If Mr. Wren’s employment is terminated by us with “cause” or by Mr. Wren without “good reason” (as such terms are defined in the agreement), we will pay Mr. Wren any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Wren’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Wren’s employment is terminated by us without cause or by Mr. Wren for good reason, including upon the change of control of the Company, we will, for the duration of the remaining term of the agreement, continue to pay Mr. Wren his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Wren shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would fully vest on the date of such termination of employment. The employment agreement also provides for, among other things, confidentiality, non-solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Wren’s employment. In March 2021, we entered into an amendment to the employment agreement with Mr. Wren extending the term through December 31, 2025.

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

The following table sets forth all compensation paid to or earned, or recognized as an expense in accordance ASC Topic 718, by each non-employee director during our fiscal year ended December 31, 2023. All amounts are expressed in US Dollars:

	Fees earned or paid in	Stock awards	Option awards	Non-equity incentive plan compensation	Non qualified deferred compensation earnings	All other compensation	Total
Name	cash($)	($)	($)	($)	($)	($)	($)
Michael Harman	30,380	38,930	-	-	-	-	69,310
Adrienne O’Neal	100,000	38,930	-	-	-	-	138,930
Lee Fraser	60,773	-	-	-	-	-	60,773

Compensation Committee Interlocks and Insider Participation

During 2023, our Compensation Committee members were Adrienne O’Neal (Chair) and Lee Fraser, neither of whom currently is, or formerly was, an officer or employee of the Company. None of our executive officers served as a member of the Board or Compensation Committee of any other company that had one or more executive officers serving as a member of our board of directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our voting securities as of March 13, 2024, for (i) each member of the Board, (ii) each named executive officer (as defined herein), (iii) each person known to us to be the beneficial owner of more than 5% of our voting securities and (iv) the members of the Board and our executive officers as a group. Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or dispositive power of that security, including any securities that a person has the right to acquire beneficial ownership within 60 days. Except as indicated, all shares of our securities will be owned directly, and the person or entity listed as the beneficial owner has sole voting and dispositive power. The percentage ownership in the below table is based on 223,317,270 shares of Common Stock outstanding as of March 13, 2024. To our knowledge, except as noted below, no person or entity is the beneficial owner of more than 5% of the Common Stock. The address for each director and executive officer is c/o Planet 13 Holdings Inc., 2548 West Desert Inn Road, Suite 100, Las Vegas, Nevada 89109.

	Common Stock
	Number		Right to Acquire	Percent of Total
Name of Beneficial Owner	Beneficially Owned		Within 60 Days(5)	Common Stock
Larry Scheffler	39,907,134	(1)	281,255	16.37%
Robert Groesbeck	38,255,864	(2)	281,255	16.10%
Dennis Logan	336,549	(3)	104,346	*
Chris Wren	4,126,550	(4)	156,519	1.69%
Lee Fraser	-		-	-
Adrienne O’Neal	250,038		69,494	*
All directors and executive officers as a group (10 persons)	82,876,135		892,869	34.40%

* Less than one percent

(1)

Mr. Scheffler’s beneficial ownership includes 562,500 shares of Common Stock owned by the Scheffler Family Limited Partnership (the “Partnership”) and 5,000,000 shares of Common Stock owned by Thirteen, LLC (“Thirteen”) and 33,016,470 shares of Common Stock owned by Scheffler RX LLC. Subject to the clarification in Footnote 5 to this table below, Mr. Scheffler has the sole voting power over 1,328,164 shares of Common Stock, shared voting power over 38,578,970 shares of Common Stock, sole dispositive power over 1,328,164 shares of Common Stock and shared dispositive power over 38,578,970 shares of Common Stock.

(2)

Mr. Groesbeck’s beneficial ownership includes 30,413,176 shares of Common Stock owned by RAG Holdings LLC (“RAG”) and 7,603,294 shares of Common Stock owned by PRMN Investments, LLC (“PRMN”). Subject to the clarification in Footnote 5 to this table below, Mr. Groesbeck has the sole voting power over 1,083,720 shares of Common Stock, shared voting power over 38,016,470 shares of Common Stock, sole dispositive power over 1,083,720 shares of Common Stock and shared dispositive power over 38,016,470 shares of Common Stock.

(3)

Beneficial ownership includes 56,887 shares of Common Stock owned through his registered retirement savings plan. Subject to the clarification in Footnote 5 to this table below, Mr. Logan has the sole voting power over 336,549 shares of Common Stock, shared voting power over no Common Stock, sole dispositive power over 336,549 shares of Common Stock and shared dispositive power over no Common Stock.

(4)

Beneficial ownership includes 3,705,700 shares of Common Stock owned by 4 Degrees Higher LLC (“4 Degrees”). 4 Degrees is an entity owned and controlled by Mr. Wren. Subject to the clarification in Footnote 5 to this table below, Mr. Wren has the sole voting power over 461,350 shares of Common Stock, shared voting power over 3,705,700 shares of Common Stock, sole dispositive power over 461,350 shares of Common Stock and shared dispositive power over 3,705,700 shares of Common Stock.

(5)	The number of shares beneficially owned includes these amounts of unissued shares relating to RSU awards that vested on December 31, 2023.

Equity Compensation Plans

The shareholders and the Board approved the Planet 13 Holdings Inc. 2023 Equity Incentive Plan on September 15, 2023, the date of the Company's domestication in the State of Nevada (“ 2023 Equity Incentive Plan”). The 2023 Equity Incentive Plan is the successor to and continuation of the Compensation Plans (also known as “ Prior Plans”). As of September 15, 2023, (a) no additional awards may be granted under the Prior Plans, and (b) all outstanding awards granted under the Prior Plans will remain subject to the terms of the Prior Plans. All Awards granted under the 2023 Equity Incentive Plan will be subject to the terms of the 2023 Equity Incentive Plan.

The 2023 Equity Incentive Plan is intended to promote the interests of the Company and its shareholders by aiding us in attracting and retaining persons capable of assuring our future success, to offer such persons incentives to put forth maximum efforts for the success of our business and to compensate such persons through various stock based arrangements and provide them with opportunities for stock ownership in the Company, thereby aligning the interests of such persons with our shareholders. Eligible participants under the 2023 Equity Incentive Plan include non-employee directors, officers (including the named executive officers), employees, consultants and advisors of the Company and its subsidiaries. No more than 22,000,000 shares of Common Stock may be issued in the aggregate pursuant to the exercise of Incentive Stock Options under the 2023 Equity Incentive Plan and all other security based compensation arrangements of the Company, including the Prior Plans.

As of December 31, 2023: (i) options to purchase an aggregate of 603,125 shares of Common Stock were outstanding, representing approximately 0.25% of the issued and outstanding shares of Common Stock on such date; (ii) Restricted Share Units to acquire an aggregate of 1,122,429 shares of Common Stock were outstanding, representing approximately 0.46% of the issued and outstanding shares of Common Stock on such date, for a total of 1,725,553 shares of Common Stock issuable pursuant to outstanding awards. As a result, Stock Options/ Restricted Share Units under our equity compensation plans to purchase/receive a total of 20,073,139 shares of Common Stock, representing approximately 7.75% of the total issued and outstanding shares of Common Stock, were available for grant as of December 31, 2023.

The following table provides information regarding compensation plans, previously approved by shareholders, under which securities of the Company are authorized for issuance in effect as of December 31, 2023:

			Number of
	Number of	Weighted-	securities
	securities to be	average exercise	remaining
	issued upon	price of	available for
	exercise of	outstanding	future issuance
	outstanding	options and	under equity
	options and	rights (b)	compensation
Plan Category	rights (a)	(CAD)	plans
2018 Stock Option Plan	603,125	$2.58	-
2018 Amended and Restated Share Unit Plan	1,122,429	-	-
2023 Equity Incentive Plan	-	-	20,073,139
Total	1,725,554	-	20,073,139

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following is a description of each transaction since January 1, 2022, and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years; and

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

Office Space Sublease and Storage Space

The Company is the sub-lessee of approximately 2,000 square feet of office space and purchases certain printed marketing collateral and stationery items from a company that was owned by one of the Company’s Co-CEOs, Larry Scheffler, until March 15, 2022. Amounts paid for rent for each of the years ended December 31, 2023 and 2022 to the related party was $0 and $6,010, respectively. Amounts paid for printed marketing collateral and stationery items to the related party were $0 and $183,914 for the years ended December 31, 2023 and 2022, respectively.

The Company previously leased a cultivation facility from an entity owned by the Company’s Co-CEOs.  Rent paid for this facility for the years ended December 31, 2023 and 2022 was $nil and $301,894, respectively.  On April 30, 2021, the Company’s Co-CEOs sold this building to an arm’s length third party who assumed the lease.

A company that was owned by one of the Company’s Co-CEOs, Larry Scheffler, until March 15, 2022 pays the Company for storage space.  Amounts paid to the Company for storage space were $0 and $5,968 for the years ended December 31, 2023 and 2022, respectively, and is recorded in Other Income.

As of December 31, 2023 and 2022, respectively, no amounts were due to or from related persons.

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

Director Independence

Although the Common Stock is not listed on any U.S. national securities exchange, we use the definition of “independence” of Nasdaq to make the independence determination of our directors. Our board of directors is composed of two “independent directors” as defined under the rules of Nasdaq (“Nasdaq Rules”). Nasdaq Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Nasdaq Rule 5605(a)(2) provides that a director cannot be considered independent if:

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

Under such definitions, Adrienne O’Neal and Kevin Martin are each independent directors. Ms. O’Neal and Mr. Martin are also considered independent and meet the other requirements under Nasdaq Rule 5605(c)(A)(2)(i), (ii), (iii) and (iv) applicable to audit committee members and under Nasdaq Rule 5605(2)(A) applicable to compensation committee members. We also meet the director independence requirements for our listing with the OTCQX Best Market, being a minimum of two independent directors and a majority of the audit committee being comprised of independent directors. However, our shares are not currently quoted or listed on any U.S. national exchange or interdealer quotation system that has a requirement that a majority of our Board be independent.

Code of Ethics

We have adopted the Code of Business Conduct and Ethics of Planet 13 Holdings Inc. (the “Code of Ethics”) to assist all directors, officers, employees, and where practical key consultants of the Company and its subsidiaries to maintain the highest standards of ethical conduct in business affairs.

A copy of the Code of Ethics can be found in the investors section of our website at www.planet13.com/investors-information/. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code of Ethics, by posting such information on the same website.

Item 14.  Principal Accounting Fees and Services.

The following table provides information regarding the fees billed to us by Davidson & Company LLP in the fiscal years ended December 31, 2023, and December 31, 2022:

	For the fiscal years ended
	December 31,	December 31,
	2023	2022
Audit Fees (1)	$750,000	$750,000
Audit Related Fees (2)	111,594	105,000
Tax Fees (3)	22,270	25,000
Total Fees	$883,864	$880,000

(1)	Audit Fees consist of audit of annual financial statements and review of financial statements.
(2)	Audit Related Fees consist of the review and consents associated with prospectus offerings.
(3)	Tax Fees consist of preparation fees associated with preparing Corporate federal income tax returns.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
2.1*§	Acquisition Agreement, dated December 20, 2019, among BLC Management Company, LLC, Planet 13 Holdings Inc., Kyle Desmet, Newtonian Principles, Inc., Warner Management Group, LLC and Sarah Sibia, as amended by Amendment No. 1 to Acquisition Agreement, dated April 16, 2020, and Amendment No. 2 to Acquisition Agreement, dated May 20, 2020	10	2.1	12/13/2021
2.2§	Asset Purchase Agreement, dated July 17, 2020, among Planet 13 Holdings Inc., MM Development Company, Inc., W the Brand, LLC, West Coast Development Nevada, LLC and R. Scott Coffman	10	2.2	12/13/2021
2.3*	Share Exchange Agreement, dated April 26, 2018, among MM Development Company, Inc., Carpincho Capital Corp., PRMN Investments Ltd., Thirteen, LLC and 4 Degrees Higher, LLC	10	2.3	12/13/2021
2.4	Master Agreement, dated April 26, 2018, among Carpincho Capital Corp., 10713791 Canada Inc. and 10653918 Canada Inc.	10	2.4	12/13/2021
2.5*	License Purchase Agreement, dated August 31, 2021, among Buyer, Planet 13 Holdings Inc., Seller and Harvest Health & Recreation Inc.	10	2.5	12/13/2021
2.6*	Arrangement Agreement, dated December 20, 2021, between Planet 13 Holdings Inc. and Next Green Wave Holdings Inc.	10/A	2.6	01/26/2022
2.7	Exercise Notice, dated February 7, 2023, from Planet 13 Holdings Inc. to Frank Cowan, IV	10-K	2.7	03/23/2023
2.8	Plan of Arrangement.	8-K	2.1	09/18/2023
3.1	Articles of Domestication.	8-K	3.1	09/18/2023
3.2	Articles of Incorporation of Planet 13 Holdings Inc., a Nevada corporation.	8-K	3.2	09/18/2023
3.3	Bylaws of Planet 13 Holdings Inc., a Nevada corporation.	8-K	3.3	09/18/2023
4.1	Warrant Indenture, dated July 3, 2020, between Planet 13 Holdings Inc. and Odyssey Trust Company	10	4.1	12/13/2021
4.2	Warrant Indenture, dated September 10, 2020, between Planet 13 Holdings Inc. and Odyssey Trust Company	10	4.2	12/13/2021
4.3	Warrant Indenture, dated November 5, 2020, between Planet 13 Holdings Inc. and Odyssey Trust Company	10	4.3	12/13/2021
4.4	Warrant Indenture, dated February 2, 2021, between Planet 13 Holdings Inc. and Odyssey Trust Company	10	4.4	12/13/2021
4.5	Warrant Indenture, dated December 4, 2018, between Planet 13 Holdings Inc. and Odyssey Trust Company	10	4.5	12/13/2021
4.6	Warrant Indenture, dated April 26, 2018, among 10653918 Canada Inc., Odyssey Trust Company and Carpincho Capital Corp	10	4.6	12/13/2021
4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.7	03/28/2022
4.8	Specimen Common Stock Certificate of Planet 13 Holdings Inc., a Nevada corporation.	8-K	4.1	09/18/2023
4.9	Warrant Agency Agreement, dated March 7, 2024, by and between Planet 13 Holdings Inc. and Odyssey Transfer US Inc.	8-K	4.1	03/07/2024
4.10	Form of Warrant to purchase common stock.	8-K	4.2	03/07/2024
10.1*	Industrial Real Estate Lease, dated April 23, 2018, between MM Development Company, Inc. and Lessor	10	10.1	12/13/2021

10.2§	Lease Agreement, dated August 30, 2014, between Fargo District Holdings, LLC and MM Development Company, Inc., as amended by Amendment to Lease, dated January 1, 2018, and Second Amendment to Lease Agreement, dated September 14, 2018	10	10.2	12/13/2021
10.3	Lease Agreement, dated July 17, 2020, between RX Land, LLC and MM Development Company, Inc., as amended by Amendment to Lease, dated November 27, 2020	10	10.3	12/13/2021
10.4*	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated May 1, 2018, between Lessor and BLC Management Company, LLC, as amended by First Amendment to Standard Industrial/Commercial Multi-Tenant Lease - Net, dated November 8, 2019, and Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease - Net, dated April 17, 2020, and by Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease - Net, dated September 8, 2020	10	10.4	12/13/2021
10.5	Agreement Regarding Release of Leasehold Estate, dated August 31, 2020, between LaBarre Chastang, Inc. and BLC Management Company, LLC	10	10.5	12/13/2021
10.6+	Planet 13 Holdings Inc. 2018 Stock Option Plan	10	10.6	12/13/2021
10.7+	Planet 13 Holdings Inc. 2018 Share Unit Plan, as amended on July 11, 2018 and May 20, 2020	10	10.7	12/13/2021
10.8+	Form of Stock Option Award Agreement	10	10.8	12/13/2021
10.9+	Form of Share Unit Plan Award Agreement	10	10.9	12/13/2021
10.10+	Employment Agreement, dated June 1, 2018, between Christopher Wren and MM Development Company, Inc., as amended by Amendment to Employment Agreement, dated March 10, 2021	10	10.10	12/13/2021
10.11+	Employment Agreement, dated June 1, 2018, between Larry Scheffler and MM Development Company, Inc., as amended by Amendment to Employment Agreement, dated March 10, 2021	10	10.11	12/13/2021
10.12+	Employment Agreement, dated June 1, 2018, between Robert Groesbeck and MM Development Company, Inc., as amended by Amendment to Employment Agreement, dated March 10, 2021	10	10.12	12/13/2021
10.13+	Employment Agreement, dated June 1, 2018, between Dennis Logan and Planet 13 Holdings Inc.	10	10.13	12/13/2021
10.14	Option Purchase Agreement, dated August 4, 2022, between Planet 13 Holdings Inc. and Frank Cowan, IV	8-K	10.1	08/05/2023
10.15	Planet 13 Holdings Inc. 2023 Equity Incentive Plan.	8-K	10.1	09/18/2023
10.16	Form of Incentive Stock Option Agreement under the Planet 13 Holdings Inc. 2023 Equity Incentive Plan.	8-K	10.2	09/18/2023
10.17	Form of Non-Qualified Stock Option Agreement under the Planet 13 Holdings Inc. 2023 Equity Incentive Plan.	8-K	10.3	09/18/2023
10.18	Form of Restricted Stock Unit Agreement under the Planet 13 Holdings Inc. 2023 Equity Incentive Plan.	8-K	10.4	09/18/2023
10.19§	Membership Interest Purchase Agreement, dated August 28, 2023, by and between Planet 13 Holdings Inc., VidaCann LLC, Loop’s Dispensaries, LLC, Ray of Hope 4 Florida, LLC, Loop’s Nursery & Greenhouses, Inc., David Loop and Mark Ascik and David Loop, solely in his capacity as Seller Representative.	10-Q	10.1	11/08/2023
10.20§	Stock Purchase Agreement, dated January 22, 2024, by and between Planet 13 Holdings Inc. and SGW FL Enterprises, LLC.	8-K	10.1	01/22/2024
10.21+	Employment Agreement, dated February 7, 2024, between Lee Fraser and BLC Management Company LLC.				✓
21	List of Subsidiaries of Planet 13 Holdings Inc.				✓
23.1	Consent of Independent Registered Public Accounting Firm				✓
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

✓
31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				✓
99.1	Description of Capital Stock.	8-K	99.1	09/18/2023
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the inline XBRL documents and contained in exhibit 101				✓

*	Certain information has been excluded from this exhibit because it is both (i) not material and (ii) private or confidential.
§	This filing omits exhibits and/or schedules pursuant to Item 601(a)(5) of Regulation S-K.
+	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET 13 HOLDINGS INC.

Date: March 13, 2024	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Groesbeck	Co-Chief Executive Officer and Director	March 13, 2024
Robert Groesbeck	(Principal Executive Officer)

/s/ Larry Scheffler	Co-Chief Executive Officer and Director	March 13, 2024
Larry Scheffler	(Principal Executive Officer)

/s/ Dennis Logan	Chief Financial Officer	March 13, 2024
Dennis Logan	(Principal Financial and Accounting Officer)

/s/ Lee Fraser	Chief Administrative Officer and Director	March 13, 2024
Lee Fraser

/s/ Kevin Martin	Director	March 13, 2024
Kevin Martin

/s/ Adrienne O’Neal	Director	March 13, 2024
Adrienne O’Neal

PLANET 13 HOLDINGS INC.
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Planet 13 Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Planet 13 Holdings Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Planet 13 Holdings Inc. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2019.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 13, 2024

PLANET 13 HOLDINGS INC. Consolidated Balance Sheets (In United States Dollars)

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$11,831,008	$38,789,604
Restricted Cash	5,450,584	-
Accounts Receivable	1,195,927	1,326,795
Inventory	15,760,648	13,004,839
Asset held for sale	9,000,000	-
Prepaid Expenses and Other Current Assets	4,072,820	3,810,394

Total Current Assets	47,310,987	56,931,632

Property and Equipment	67,551,697	71,466,051
Intangible Assets and Goodwill	15,253,797	69,288,007
Right of Use Assets - Operating	20,054,369	21,168,171
Long-term Deposits and Other Assets	869,853	862,545
Deferred Tax Asset	706,038	346,257

TOTAL ASSETS	$151,746,741	$220,062,663

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current:
Accounts Payable	$2,850,922	$3,112,820
Accrued Expenses	6,097,641	8,072,224
Income Taxes Payable	4,782,538	2,826,501
Notes Payable - Current Portion	884,000	884,000
Operating Lease Liabilities	674,594	479,161

Total Current Liabilities	15,289,695	15,374,706

Long-Term Liabilities:
Operating Lease Liabilities	25,271,706	25,833,071
Warrant Liability	-	18,127
Other Long-term Liabilities	33,000	28,000
Deferred Tax Liability	3,511,559	1,487,204

Total Liabilities	44,105,960	42,741,108

Shareholders' Equity
Common Stock, no par value, 1,500,000,000 shares authorized, 223,317,270 issued and outstanding at December 31, 2023 and 220,470,061 at December 31, 2022	-	-
Preferred Stock, no par value, 50,000,000 shares authorized, 0 issued and outstanding at December 31, 2023 and 0 at December 31, 2022	-	-
Additional Paid-In Capital	315,951,343	312,023,359
Deficit	(208,310,562)	(134,701,804)
Total Shareholders' Equity	107,640,781	177,321,555

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$151,746,741	$220,062,663

The accompanying notes are an integral part of these consolidated financial statements.

PLANET 13 HOLDINGS INC. Consolidated Statements of Operations and Comprehensive Loss (In United States Dollars, except share amounts)

	December 31,
	2023	2022

Revenues, net of discounts	$98,505,170	$104,574,377
Cost of Goods Sold	(53,682,026)	(56,599,623)
Gross Profit	44,823,144	47,974,754

Expenses:
General and Administrative	42,421,172	49,395,500
Sales and Marketing	5,368,473	3,504,309
Lease Expense	3,105,996	2,744,532
Impairment loss	46,846,866	32,750,466
Depreciation and Amortization	8,180,465	8,337,476

Total Expenses	105,922,972	96,732,283

Loss From Operations	(61,099,828)	(48,757,529)

Other Income (Expense):
Interest income (expense), net	195,722	189,473
Foreign exchange gain (loss)	3,653	(25,528)
Change in fair value of warrant liability	18,127	7,177,805
Gain on Sale-Leaseback	-	509,392
Provision for stolen funds	(2,000,000)	(10,300,000)
Other Income, net	807,023	413,029

Total Other Income (Expense)	(975,475)	(2,035,829)

Loss Before Provision for Income Taxes	(62,075,303)	(50,793,358)

Provision For Income Taxes
Current Tax Expense	(9,868,881)	(10,672,538)
Deferred Tax Recovery	(1,664,574)	1,920,177
	(11,533,455)	(8,752,361)

Net Loss and Comprehensive Loss	$(73,608,758)	$(59,545,719)

Loss per Share
Basic and diluted loss per share	$(0.33)	$(0.27)

Weighted Average Number of Shares of Common Stock
Basic and diluted	221,964,287	216,586,621

The accompanying notes are an integral part of these consolidated financial statements.

PLANET 13 HOLDINGS INC. Consolidated Statements of Changes in Shareholders' Equity (In United States Dollars, except share amounts)

	Number of
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2021	198,687,950	295,838	$245,861,704	$(75,156,085)	$170,705,619

Shares Issued on Settlement of RSUs	81,084	-	-	-	-
Share based Compensation - RSUs	-	-	7,459,267	-	7,459,267
Shares Issued on Acquisition	21,361,002	-	56,320,332	-	56,320,332
Replacement Options Issued on Acquisition	-	-	1,239,818	-	1,239,818
Shares Issued on Exercise of Other Warrants	242,700	-	1,044,258	-	1,044,258
Shares Issued on Exercise of Options	97,325	-	97,980	-	97,980
Net Loss for the Year	-	-	-	(59,545,719)	(59,545,719)

Balance, December 31, 2022	220,470,061	295,838	$312,023,359	$(134,701,804)	$177,321,555

Expirations	-	(295,838)	-	-	-
Share based Compensation - RSUs	-	-	2,520,407	-	2,520,407
Share based Compensation - RSUs - Taxes Paid in Lieu of Share Issuance	-	-	(267,529)	-	(267,529)
Shares Issued on Settlement of RSUs	783,832	-	-	-	-
Shares Issued on Exercise of Purchase Option-Illinois License	1,063,377	-	946,406	-	946,406
Shares Issued on SDC Settlement	1,000,000	-	728,700	-	728,700
Net Loss for the Year	-	-	-	(73,608,758)	(73,608,758)

Balance, December 31, 2023	223,317,270	-	$315,951,343	$(208,310,562)	$107,640,781

The accompanying notes are an integral part of these consolidated financial statements.

PLANET 13 HOLDINGS INC. Consolidated Statements of Cash Flows (In United States Dollars)

	December 31, 2023	December 31, 2022
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(73,608,758)	$(59,545,719)
Adjustments for items not involving cash:
Share based compensation	2,520,407	7,459,267
Non-cash lease expense	4,974,644	4,737,162
Depreciation	12,147,052	11,258,697
Amortization of intangibles	-	372,222
Change in fair value of warrant liability	(18,127)	(7,177,805)
Gain on translation of warrant liability	-	(10,117)
Deferred tax recovery	2,024,355	(1,736,724)
Proceeds from lease incentive	-	1,100,000
Lease incentive amortization	(109,902)	(239,133)
Impairment of goodwill	-	25,802,688
Impairment of intangible assets	46,846,866	6,947,778
Gain on sale leaseback	-	(509,392)
Shares issued for SDC settlement	728,700	-
Loss on disposal of property and equipment	180,177	70,601
	(4,314,586)	(11,470,475)

Net Changes in Non-cash Working Capital Items	(3,589,711)	8,273,643
Repayment of lease liabilities	(4,141,221)	(3,566,817)
Total Operating	(12,045,518)	(6,763,649)

FINANCING ACTIVITIES

Proceeds from exercise of warrants and options	-	1,142,238
Taxes paid in lieu of share issuance - RSUs	(267,529)
Total Financing	(267,529)	1,142,238

INVESTING ACTIVITIES

Purchase of property, plant and equipment	(8,393,593)	(16,674,704)
Proceeds from sale of fixed assets	64,878	-
Net cash acquired through NGW acquisition	-	1,479,134
Purchase of licenses	(866,250)	-
Proceeds from sale/lease back	-	1,049,633
Purchase of domain name	-	(30,000)
Total Investing	(9,194,965)	(14,175,937)

NET CHANGE IN CASH DURING THE YEAR	(21,508,012)	(19,797,348)

CASH AND RESTRICTED CASH
Beginning of Year	38,789,604	58,586,952

End of Year	$17,281,592	$38,789,604

Supplemental cash flow information (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

1. Nature of operations

Planet 13 Holdings Inc. (“P13” or the “Company”) was incorporated under the Canada Business Corporations Act on April 26, 2002 and continued under the British Columbia Business Corporations Act on September 24, 2019 and on September 15, 2023 completed the Domestication to Nevada.

The Company is a vertically integrated cultivator and provider of cannabis and cannabis-infused products that is licensed under the laws of the States of Nevada, California, Illinois and Florida. We are licensed in these jurisdictions as follows: six Nevada licenses for cultivation (three medical and three adult-use), six Nevada licenses for production (three medical and three adult-use), three Nevada dispensary licenses (one medical and two adult-use), two Nevada licenses for distribution (one active, one conditional), one medical and adult-use dispensary license in California, one distribution license in California, one event organizer license in California, one Medical Marijuana Treatment Center license in Florida (unlimited medical dispensaries, cultivation and processing) and one adult-use dispensary license in Illinois. On March 2, 2022, by way of acquisition and in addition to the licenses listed above, we added three California cultivation licenses (one medical and two adult-use), one California cultivation nursery license, one California distribution license, one California license for adult-use manufacture, and one pending California license for cultivation packaging.

P13 is a public company which is listed on the Canadian Securities Exchange (“CSE”) under the symbol PLTH and on the OTCQX exchange under the symbol “PLNH”.

The Company’s registered and head office address is 2548 W. Desert Inn Road, Suite 100, Las Vegas, NV 89109.

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

These consolidated financial statements were authorized for issuance by the Board of Directors of the Company on March 13, 2024.

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

These consolidated financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at December 31, 2023	Jurisdiction of Incorporation	Ownership Interest 2023	Ownership Interest 2022	Nature of Business

MM Development Company, Inc. ("MMDC")	Nevada, USA	100%	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Management/holding company
LBC CBD LLC ("LBC")	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	100%	Holding company
Next Green Wave, LLC	California, USA	100%	100%	California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	100%	49%	Illinois license holding company; cannabis retail sales
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company for By The Slice LLC
By The Slice, LLC	Nevada, USA	100%	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Florida, Inc.	Florida, USA	100%	100%	Florida license holding company
Planet 13 Real Prop LLC	Florida, USA	100%	N/A	Holding company
Club One Three, LLC	Nevada, USA	100%	N/A	Inactive

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

3. Significant accounting policies

(a) Cash

Cash is comprised of cash deposits in financial institutions plus cash held at its retail locations, other deposits that are readily convertible to cash, as well as any restricted cash.

Restricted Cash

Restricted cash is comprised of $5,450,584 in funds held by the Orange County, Sheriff's Office in the matter described in Note 21.

(b) Inventory

Inventory is comprised of raw materials, finished goods, packaging and miscellaneous supplies and work-in-progress. Cost includes expenditures directly related to the cultivation and manufacturing process as well as suitable portions or related production overheads, based on normal operating capacity. Cannabis: Inventory cost includes pre-harvest, post-harvest and shipment and fulfillment, as well as related accessories. Pre-harvest costs include labor and direct materials to grow cannabis, which includes water, electricity, nutrients, integrated pest management, growing supplies and allocated overhead. Post-harvest costs include costs associated with drying, trimming, blending, extraction, purification, quality testing and allocated overhead. Shipment and fulfillment costs include the costs of packaging, labeling, courier services and allocated overhead. Inventory is stated at the lower of cost or net realizable value, determined using weighted average cost. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment of inventory and records write-downs for excess and obsolete inventories based on the Company’s estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. Actual inventory losses may differ from management’s estimates and such differences could be material to the Company’s balance sheets, statements of operations and comprehensive loss and statements of cash flows.

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
5)	Recognize revenue when/as performance obligation(s) are satisfied

Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. More specifically, wholesale revenues are recognized upon delivery and acceptance by wholesale customers. Retail revenues are recognized at the point of sale. Discounts are recorded at the time of revenue recognition.  Returns were not material during the years ended December 31, 2023, and 2022, but are recognized when the customer is refunded. Revenues are presented net of discounts and returns. At one of the Company’s entities, sales are made on consignment and revenue is not recognized until title passes upon delivery of the product by that distributor to their dispensary customers. Revenue on these sales is recognized upon shipment to the customer.

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

The following table represents the Company’s disaggregated revenue by sales channel:

	December 31,	December 31,
	2023	2022

Retail	$81,323,306	$90,363,557
Wholesale	17,181,864	14,210,820

Net revenues	$98,505,170	$104,574,377

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

Deferred Income

Deferred income represents cash payments received in advance of the Company’s transfer of control of products or services to its customers and generally consists of unearned revenue from the Company’s loyalty programs.  The Company’s deferred income balances were $1,248,595 and $1,047,781 as of December 31, 2023 and 2022, respectively, and were recorded within accrued expenses in the consolidated balance sheets.  During the years ended December 31, 2023 and 2022, the Company recognized $1,023,788 and $1,082,994, respectively, of net revenues from amounts recorded as deferred income.  The deferred income balance as of December 31, 2023 is expected to be recognized as revenue within the next twelve months.

The Company determined that no provision for returns or refunds was necessary as at December 31, 2023 or 2022.

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

(m) Sales and marketing expenses

The Company expenses sales and marketing costs when incurred. Sales and marketing expense was $5,368,473 for the year ended December 31, 2023 (2022 - $3,504,309).

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

Determination of fair value and the resulting hierarchy requires the use of observable market data whenever available. The classification of an asset or liability in the hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The carrying value of the Company’s cash, restricted cash, accounts receivable, deposits, accounts payable, accrued expenses, and notes payable approximate their fair value due to their short-term nature. Warrant liability is measured based on level 1 inputs (Note 11).

The Company's prepaid expenses and other current assets, long lived assets, including property and equipment, intangible assets and goodwill are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

(o) Loss per share

Basic net loss per share is computed by dividing reported net loss by the weighted average number of shares of common stock outstanding for the reported period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during the reporting period. Diluted earnings per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock and the number of potentially dilutive common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common stock issuable upon the exercise of vested share options. When the Company is incurring losses, basic and diluted loss per share are the same since including the exercise of outstanding options and warrants in the diluted loss per share calculation would be antidilutive.

(p) Operating segments

Operating segments are components of the Company that engage in business activities which generate revenues and incur expenses (including intercompany revenues and expenses related to transactions conducted with other components of the Company). The operations of an operating segment are distinct, and the operating results are regularly reviewed by the chief operating decision maker (“CODM”) for the purposes of resource allocation decisions and assessing its performance. The Company’s Co-Chief Executive Officers are the Company’s CODM.

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

As at December 31, 2023 and 2022, all the Company’s non-current assets were located in the United States and 100% of the Company’s revenue was generated in the United States.

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

(t) Asset held for sale

The Company classifies its long-lived assets and related liabilities to be sold as held for sale in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company no longer records depreciation expense on the asset. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.

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

	December 31,	December 31,
	2023	2022

Raw materials	$5,810,800	$5,209,667
Packaging and miscellaneous	1,758,152	1,584,659
Work in progress	3,375,296	1,965,052
Finished goods	4,816,400	4,245,461

	$15,760,648	$13,004,839

Cost of Inventory is recognized as an expense when sold and included in cost of goods sold. During the year ended December 31, 2023, the Company recognized $53,682,026 (2022 - $56,599,623) of inventory expensed to cost of goods sold.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

5. Prepaid expenses and other current assets

	December 31,	December 31,
	2023	2022

Security deposits	$306,561	$1,399,424
Advertising and Marketing	27,222	-
Prepaid rent	410,313	348,433
Insurance	779,638	678,402
License fees	126,923	776,717
Miscellaneous	2,422,163	607,418

	$4,072,820	$3,810,394

6. Property and equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2021	$630,299	$1,707,894	$11,105,241	$54,718,371	$127,680	$68,289,485
Additions	5,843,295	12,756,048	1,703,190	2,722,710	9,515,734	32,540,977
Transfers	-	-	-	6,114,711	(6,114,711)	-
Disposals	(99,083)	(500,917)	(8,786)	-	-	(608,786)
At December 31, 2022	6,374,511	13,963,025	12,799,645	63,555,792	3,528,703	100,221,676
Additions	279,612	2,081,488	1,286,664	350,940	4,479,049	8,477,753
Transfers	36,984	1,594,852	148,017	644,285	(2,424,138)	-
Disposals	-	-	(390,941)	-	-	(390,941)
At December 31, 2023	$6,691,107	$17,639,365	$13,843,385	$64,551,017	$5,583,614	$108,308,488

Depreciation

At December 31, 2021	$179,297	$246,447	$3,801,166	$13,284,298	$-	$17,511,208
Additions	52,225	303,593	2,537,587	8,365,292	-	11,258,697
Transfers & disposals	-	(9,392)	(4,888)	-	-	(14,280)
At December 31, 2022	231,522	540,648	6,333,865	21,649,590	-	28,755,625
Additions	30,737	373,788	2,615,455	9,127,072	-	12,147,052
Transfers & disposals	-	-	(145,886)	-	-	(145,886)
At December 31, 2023	$262,259	$914,436	$8,803,434	$30,776,662	$-	$40,756,791

Carrying amount

At December 31, 2022	$6,142,989	$13,422,377	$6,465,780	$41,906,202	$3,528,703	$71,466,051
At December 31, 2023	$6,428,848	$16,724,929	$5,039,951	$33,774,355	$5,583,614	$67,551,697

For the year ended December 31, 2023 depreciation expense was $12,147,052 (2022 - $11,258,697) of which $3,966,587 (2022 - $3,293,443) was included in cost of goods sold.

During the year ended December 31, 2023 the Company transferred $2,424,138 (2022 - $6,114,711) of costs from Construction in Progress to Leasehold Improvements, Buildings, Equipment and Land Improvements upon completion of the related projects.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

During the year ended December 31,2023 the Company disposed of various equipment for proceeds of $64,878 (2022 - $nil) with a net book value of $245,055 (2022 - $8,786) resulting in a net loss of $180,177 (2022 - net loss of $3,898).

7. Intangible assets and goodwill

	Retail Dispensary Santa Ana	Retail Dispensary Clark County	Cultivation and Production Clark County	Master License Florida	Illinois License	Cultivation Coalinga CA Other Intangibles	Cultivation Coalinga CA Goodwill	Other	Total
Gross
carrying amount

Balance, December 31, 2021	$6,151,343	$690,000	$709,798	$55,846,866	$-	$-	$-	$-	$63,398,007
Additions	-	-	-	-	-	13,180,000	25,802,688	30,000	39,012,688
Impairment loss	-	-	-	-	-	(6,947,778)	(25,802,688)	-	(32,750,466)
Balance at December 31, 2022	$6,151,343	$690,000	$709,798	$55,846,866	$-	$6,232,222	$-	$30,000	$69,660,229
Additions	-	-	-	-	1,812,656	-	-	-	1,812,656
Transfer to held for sale	-	-	-	(9,000,000)	-	-	-	-	(9,000,000)
Impairment loss	-	-	-	(46,846,866)	-	-	-	-	(46,846,866)
Balance at December 31, 2023	$6,151,343	$690,000	$709,798	$-	$1,812,656	$6,232,222	$-	$30,000	$15,626,019

Amortization

At December 31, 2021	$-	$-	$-	$-	$-	$-	$-	$-	$-
Additions	-	-	-	-	-	372,222	-	-	372,222
At December 31, 2022	$-	$-	$-	$-	$-	$372,222	$-	$-	$372,222
Additions	-	-	-	-	-	-	-	-	-
At December 31, 2023	$-	$-	$-	$-	$-	$372,222	$-	$-	$372,222

Carrying amount

Balance at December 31, 2022	$6,151,343	$690,000	$709,798	$55,846,866	$-	$5,860,000	$-	$30,000	$69,288,007
Balance at December 31, 2023	$6,151,343	$690,000	$709,798	$-	$1,812,656	$5,860,000	$-	$30,000	$15,253,797

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

NGW’s post-acquisition revenues, gross profit and net income included in the Company’s results for the period since the closing of the transaction were $7,557,860, $373,025 and ($37,555). The following table reflects the revenue, gross profit and comprehensive loss that would have been reported if the acquisition had occurred at the beginning of the year ended December 31, 2022.

	Year Ended December 31, 2022
	As Reported	NGW	Pro Forma

Revenue, net of discounts	$104,574,377	$870,651	$105,445,028

Gross Profit	47,974,754	(131,700)	47,843,054

Comprehensive income (loss) for the period	(59,545,719)	(868,125)	(60,413,844)

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

Florida License

On January 22, 2024, the Company entered into a definitive agreement to sell its Planet 13 Florida, Inc. entity for $9,000,000 which, at the time of sale will hold no assets other than a Florida medical marijuana treatment center (“MMTC”) license.  The value of the Florida license at December 31, 2023 was less than the carrying amount of the license. Consequently, the Company recorded an impairment charge of $46,846,866 against the carrying value of its Florida MMTC license. The impairment loss is reflected in the statement of operations and comprehensive loss under the caption “Impairment Loss.”  During the fourth quarter of 2023, the Company committed to a plan to sell its Florida license. Accordingly, the license held by the Company's Florida subsidiary was presented as an asset held for sale on the consolidated balance sheet as of December 31, 2023.

On August 28, 2023, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with VidaCann, LLC (“VidaCann”), Loop’s Dispensaries, LLC (“Dispensaries”), Ray of Hope 4 Florida, LLC (“Ray of Hope”) and Loops Nursery & Greenhouses, Inc. (“Nursery” and together with Dispensaries and Ray of Hope, the “Sellers”), the Company will acquire from the Sellers all of the membership interests in VidaCann (the “Transaction”).

Pursuant to the Purchase Agreement, the Company will acquire VidaCann from the Sellers for agreed consideration at closing of the Transaction (the “Closing”) equal to the sum of: (i) 78,461,538 shares of common stock of the Company (the “Base Share Consideration”), of which 1,307,698 shares will be issued to VidaCann’s industry advisor (the “VC Advisor”); (ii) a cash payment of US$4,000,000 (the “Closing Cash Payment”); and (iii) promissory notes to be issued by the Company to the Sellers in the aggregate principal amount of US$5,000,000, with each of the above components subject to adjustments as set out in the Purchase Agreement.

The sale of Planet 13 Florida Inc. is contingent on the closing of the Transaction, both of which are subject to regulatory approval.

Illinois License

On February 7, 2023, the Company acquired the remaining 51% stake in the Illinois adult use dispensary license for $1,812,656.  Consideration included $866,250 in cash and 1,063,377 in Planet 13 common shares valued at $0.89 per share for a total of $946,406 in Planet 13 common shares.  The Illinois cannabis license acquired has as an indefinite life and as such will not be subject to amortization.

8. Leases

The Company’s lease agreements are for cultivation, manufacturing, retail, and office premises and for vehicles. The property lease terms range between 5 years and 21 years depending on the facility and are subject to an average of 2 renewal periods of equal length as the original lease. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Rent expense for leases with escalation clauses is accounted for on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides the components of lease cost recognized in the consolidated statement of operations and comprehensive loss for 2023 and 2022:

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

	December 31,	December 31,
	2023	2022

Operating lease costs	$5,004,484	$4,584,550

Finance lease costs:
Amortization of lease assets	-	-
Interest on lease liabilities	-	-
Finance lease costs	-	-
Short term lease expense	42,671	12,406
Total lease costs	$5,047,155	$4,596,956

Other information related to operating and finance leases as of and for the year end December 31, 2023 and 2022 are as follows:

	December 31, 2023		December 31, 2022
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease

Weighted average discount rate	15.00%	15.00%	15.00%	15.00%
Weighted average remaining lease term	-	14.56	-	14.43

The maturity of the contractual undiscounted lease liabilities as of December 31, 2023 and 2022 is:

	2023	2022
	Operating	Operating
	Lease	Lease

2023	$-	$4,052,167
2024	4,226,472	4,214,502
2025	4,318,603	4,302,534
2026	4,323,725	4,303,434
2027	4,414,249	4,389,610
2028	4,585,323	4,566,581
2029	4,753,273	-
Thereafter	46,355,092	53,708,289

Total undiscounted lease liabilities	72,976,737	79,537,117
Interest on lease liabilities	(47,030,437)	(53,224,885)
Total present value of minimum lease payments	25,946,300	26,312,232
Lease liability - current portion	(674,594)	(479,161)
Lease liability	$25,271,706	$25,833,071

Principally, all leases relate to real estate.

For the year ended December 31, 2023 the Company incurred $5,004,484 of operating lease costs (2022 - $4,584,550), of which $1,898,488 (2022 - $1,840,018) was allocated to cost of goods sold.

On December 22, 2022, the Company entered into a sale-leaseback transaction with an unrelated third-party related to certain real property acquired in connection with the NGW acquisition. The Company received cash proceeds of $1,049,633 and recorded a gain on sale-leaseback of $509,392. The following are the key terms of the related lease agreement:

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

●	Initial term: 15 years
●	Renewal options: 3 additional terms of five years each
●	Monthly payment: $7,847
●	Other: Triple net

See Note 16 for additional supplemental cash flow information related to leases.

9. Notes payable

Non-related parties

	December 31,	December 31,
	2023	2022

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	884,000	884,000

	$884,000	$884,000
Less current portion	(884,000)	(884,000)
	$-	$-

Stated maturities of debt obligations are as follow:

Next 12 months Promissory Note		$884,000

10. Share capital

The Company is authorized to issue 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

		Common Stock

		December 31,	December 31,
		2023	2022
Common Stock
Balance at January 1		220,470,061	198,687,950
Shares issued on settlement of RSUs	i.	783,832	81,084
Shares issued on exercise of options	ii.	-	97,325
Shares issued on exercise of warrants	iii.	-	242,700
Shares issued on acquisition (Note 7)	iv.	-	21,361,002
Shares issued on exercise of purchase option (Note 7)	v.	1,063,377	-
Shares issued on legal settlement	vi.	1,000,000	-

Total shares of common stock outstanding on December 31		223,317,270	220,470,061

i. Shares issued for Restricted Share Units

During the year ended December 31, 2023, the Company issued 783,832 common shares on the settlement of RSUs that had vested during the year. The Company did not receive any cash proceeds on the settlement.

During the year ended December 31, 2022, the Company issued 81,084 common shares on the settlement of RSUs that had vested during the year. The Company did not receive any cash proceeds on the settlement.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

ii. Shares issued for Stock Options

During the year ended December 31, 2023, the Company issued nil common shares on the exercise of options.

During the year ended December 31, 2022, the Company issued 97,325 common shares on the exercise of options that had a strike price of CAD$1.31 per common share resulting in cash proceeds of $97,980 (CAD$127,496).

iii. Shares issued on the exercise of Warrants

During the year ended December 31, 2023, the Company issued nil common shares to warrant holders.

During the year ended December 31, 2022, the Company issued 242,700 common shares to warrant holders who exercised 242,700 warrants resulting in cash proceeds of $1,044,258 (CAD$1,407,660).

vi. Shares issued in legal settlement

On November 14, 2024, pursuant to a settlement agreement, we issued 1,000,000 shares of common stock and paid $300,000 in consideration for settlement of claims advanced by the SDC parties against Next Green Wave Holdings, Inc.  As a result of our acquisition of Next Green Wave Holdings Inc. on March 2, 2022, we assumed all the liabilities of Next Green Wave Holdings.  The value of the shares at time of settlement were CAD$1.00 with an exchange rate of 0.7287 CAD to USD for a total value of $728,700.

11. Warrants

The following table summarizes the fair value of the warrant liability at December 31, 2023 and 2022:

	2023	2022

Opening balance as at January 1	$18,127	$7,206,049
Foreign exchange	-	(10,117)
Change in fair value	(18,127)	(7,177,805)
Closing balance as at December 31	$-	$18,127

The warrant liability is adjusted to fair value on the date the warrants are exercised and at the end of each reporting period.  The amount that is reclassified to equity on the date of exercise is the fair value at that date.

The following table summarizes the number of warrants outstanding at December 31, 2023 and 2022:

	December 31, 2023	Weighted Average Exercise Price - CAD	December 31, 2022	Weighted Average Exercise Price - CAD

Balance - beginning of year	5,206,463	$8.88	8,861,951	$7.46
Exercised	-	$-	(242,700)	$5.80
Expired	(5,206,463)	$8.88	(3,412,788)	$5.41
Balance - end of year	-	$-	5,206,463	$8.88

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	Quoted prices in active markets for identical asset (Level 1)	Significant unobservable inputs (Level 3)	Total
December 31, 2023
Warrant liability	$-	$-	$-

December 31, 2022
Warrant liability	$(18,127)	$-	$(18,127)

12. Share based compensation

At the 2023 Annual General and Special Meeting, the shareholders of Planet 13 Holdings Inc., a British Columbia corporation (“Planet 13 BC”) voted to approve and adopt the Planet 13 Holdings Inc. 2023 Equity Incentive Plan (the “2023 Equity Plan”), which was contingent upon the completion of the Domestication, and became effective on September 15, 2023. As of September 15, 2023, the Company may not grant any new awards under the Planet 13 Holdings Inc. 2018 Stock Option Plan and Planet 13 Holdings Inc. 2018 Share Unit Plan (collectively, the “Prior Plans”), and the Prior Plans will continue to govern awards previously granted under them.

A total of 22,000,000 shares of Common Stock are available for grants under the 2023 Equity Plan and all other security based compensation arrangements of the Company, including the Prior Plans (the “Total Share Reserve”). Any outstanding awards under the Prior Plans on the September 15, 2023 count towards the Total Share Reserve. As of September 15, 2023, 1,926,861 awards issued under the Prior Plans remained outstanding and, as of December 31, 2023, a maximum number of 20,073,139 shares of Common Stock are available for issuance under the 2023 Equity Plan, subject to adjustment pursuant to the terms of the 2023 Equity Plan.

(a) Stock options

During the years ended December 31, 2023 and 2022

No incentive stock options were granted during the years ended December 31, 2023 and 2022, and 1,106,925 replacement options were issued in connection with the NGW acquisition (see Note 7). The replacement options were fully vested upon issuance.

The following table summarizes information about stock options outstanding at December 31, 2023 and 2022:

	Exercise price	December 31, 2023	December 31, 2023	December 31, 2022	December 31, 2022
Expiry Date	CAD$	Outstanding	Exercisable	Outstanding	Exercisable

November 21, 2024	$1.31	185,203	185,203	185,203	185,203
February 27, 2025	$1.31	51,525	51,525	51,525	51,525
December 15, 2025	$3.06	269,075	269,075	269,075	269,075
September 30, 2026	$4.37	97,322	97,322	120,222	120,222
July 6, 2025	$1.31	-	-	97,325	97,325
June 11, 2023	$0.80	-	-	61,668	61,668
June 30, 2024	$2.60	-	-	7,500	7,500
		603,125	603,125	792,518	792,518

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The following assumptions were used to arrive at the value ascribed to the options issued using a Black Scholes Option Pricing model:

	December 31,
	2023	2022

Share price	-	$3.34
Risk-free rate	-	1.12%
Expected dividend yield	-	0.00%
Expected volatility	-	69.67%
Option life in years	-	1.20

Share based compensation expense attributable to employee options was $nil for the year ended December 31, 2023. The fair value of the replacement options issued during 2022 of $1,239,818 was recognized as part of the consideration paid related to the business combination of NGW (Note 7).

	December 31,
	2023	2022

The outstanding options have a weighted average CAD$ exercise price of:	$2.58	$2.34

Weighted average remaining life in years of outstanding options:	1.69	2.51

	December 31, 2023	Weighted Average Exercise Price - CAD	December 31, 2022	Weighted Average Exercise Price - CAD

Balance - beginning of year	792,518	$2.34	169,168	$2.01
Issued	-	-	1,106,925	2.58
Exercised	-	-	(97,325)	1.31
Expired	(189,393)	2.46	(386,250)	3.11
Balance - end of year	603,125	$2.58	792,518	$2.34

The total intrinsic value of stock options exercised, outstanding and exercisable as of December 31, 2023 and 2022 was $nil.

(b) Restricted Share Units

The following table summarizes the RSUs that are outstanding as at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Balance - beginning of year	2,464,928	2,591,929
Exercised	(783,832)	(81,084)
Surrendered for taxes	(477,506)	-
Forfeited	(81,161)	(45,917)
Balance - end of year	1,122,429	2,464,928

The Company recognized $2,520,407 in share-based compensation expense attributable to RSUs vesting during the year ended December 31, 2023 ($7,459,267 for the year ended December 31, 2022).

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

During the year ended December 31, 2023

No RSUs were granted during the year ended  December 31, 2023.

The Company issued 783,832 common shares on the exercise of 783,832 RSUs during the year ended  December 31, 2023.  In conjunction with exercise of these shares during the year ended December 31, 2023, 477,506 RSU shares were surrendered to the Company at a value of $267,529 in exchange for the Company remitting all withholding taxes resulting from the RSU exercise.

During the year ended  December 31, 2023, 81,161 RSUs were forfeited.

During the year ended December 31, 2022

No RSUs were granted during the year ended December 31, 2022.

The Company issued 81,084 common shares on the exercise of 81,084 RSUs during the year ended December 31, 2022.

During the year ended December 31, 2022, 45,917 RSUs were forfeited.

13. Loss per share

	December 31, 2023	December 31, 2022

Loss	$(73,608,758)	$(59,545,719)

Weighted average number of shares outstanding, basic and diluted	221,964,287	216,586,621

Basic and diluted loss per share	$(0.33)	$(0.27)

Approximately 1,725,554 and 8,463,909 of potentially dilutive securities for the years ended December 31, 2023 and  December 31, 2022 respectively were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to net loss in such years.

14. Income taxes

The components of income tax expense (benefit) of the Company are summarized as follows:

	December 31, 2023	December 31, 2022
Current taxes:
Federal	$9,574,371	$10,672,538
State	294,510	-
Foreign	-	-
Current tax expense (benefit)	9,868,881	10,672,538

Deferred taxes:
Federal	211,127	(1,920,177)
State	1,453,447	-
Foreign	-	-
Deferred tax expense (benefit)	1,664,574	(1,920,177)

Income tax expense (benefit)	$11,533,455	$8,752,361

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The actual income tax provision differs from the expected amount calculated by applying the statutory income tax rate to the loss before tax. These differences result from the following:

	December 31, 2023	December 31, 2022
Income (loss) before income taxes	$(62,075,303)	$(50,793,358)
Statutory income tax rate	21%	21%
Income tax expense (benefit) at statutory rate	(13,035,814)	(10,666,605)

State income taxes	(2,567,726)	-
Change in fair value of warrant liability	(3,807)	(1,507,339)
Expenses disallowed under IRC Section 280E	9,972,094	10,932,013
Share based compensation	1,519,346	-
Nondeductible penalties	154,155	-
Other permanent differences	657,413	5,828,991
Change in valuation allowance	16,675,011	3,572,749
Difference in tax rates	-	(362,832)
Change in state rate	-	-
Prior period adjustments	(1,837,217)	-
Other adjustments	-	955,384
Income tax expense (benefit)	$11,533,455	$8,752,361

Section 280E of the Internal Revenue Code prohibits businesses engaged in the trafficking of Schedule I or Schedule II controlled substances from deducting normal business expenses, such as payroll and rent, from gross income (revenue less cost of goods sold). Section 280E was originally intended to penalize criminal market operators, but because cannabis remains a Schedule I controlled substance for Federal purposes, the Internal Revenue Service (“IRS”) has subsequently applied Section 280E to state-legal cannabis businesses. Cannabis businesses operating in states that align their tax codes with the IRC are also unable to deduct normal business expenses from taxable income subject to state taxes.

The non-taxable amounts shown in the effective rate reconciliation above include the impact of applying IRC Section 280E to the Company’s businesses that are involved in selling cannabis, along with other typical non-deductible expenses. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss. As the application and IRS interpretations on Section 280E continue to evolve, the impact of this cannot be reliably estimated. Any changes to the application of Section 280E may have a material effect on the Company’s consolidated financial statements.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The components of deferred tax assets and liabilities of the Company are summarized as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Loss carryforwards	$18,302,796	$11,769,754
Share issue costs	-	834,063
Share based compensation	1,562,759	2,203,368
Exchange rate difference on monetary assets	-	709,938
Accrued expenses	-	99,997
Loyalty points	280,182	220,034
Inventory Reserve	28,705	23,385
Lease liabilities	2,305,188	-
Florida License	10,194,509	-
Gross deferred tax assets	32,674,139	15,860,539

Valuation allowance	(30,060,064)	(13,385,056)
Net deferred tax assets	2,614,075	2,475,483

Deferred Tax Liabilities:
Property and equipment	94,959	1,842,051
Other Licenses	3,649,504	1,774,379
Right-of-use assets	1,675,133	-
Net deferred tax liabilities	5,419,596	3,616,430

Total net deferred tax assets (liabilities)	$(2,805,521)	$(1,140,947)

As at December 31, 2023, the Company has $84,015,255 of gross U.S. federal net operating losses and $7,409,852 of gross U.S. state net operating losses. The Company’s U.S. federal net operating losses can be carried forward indefinitely. The Company’s U.S. state net operating losses have 20-year carryforward periods and begin to expire in 2042. On September 15, 2023, the Company changed its jurisdiction from the Province of British Columbia, Canada, to the State of Nevada. As a result, the Company filed final Canadian income tax returns for the 2023 tax year and no longer has any Canadian income tax attributes as of December 31, 2023.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023, management believes it its more-likely-than-not that the Company’s net deferred tax assets related to its loss carryforwards, stock compensation, and Florida license would not be realized in the near future and records a full valuation allowance on these deferred tax assets. The Company’s valuation allowance represents the amount of tax benefits that are likely to not be realized. The net change in the valuation allowance from  December 31, 2022 was $16,675,008.

Pursuant to Sections 382 of the Internal Revenue Code, Federal and state tax laws impose significant restrictions on the utilization of tax attribute carryforwards in the event of a change in ownership of the Company, as defined by IRC Section 382. The Company does not expect IRC Section 382 to significantly impact the utilization of its net operating loss carryforwards, but plans to complete a formal analysis prior to releasing the valuation allowance on its net operating losses.

The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. With the exception of net operating losses created in prior years that may potentially be adjusted, the federal statute of limitations remains open for the 2020 tax year to present, and the state statutes of limitations remain open for the 2019 tax year to present. The Company filed a final Canadian income tax return for the 2023 tax year, but the Canadian statute of limitations remains open for the 2018 tax year to the 2023 tax year.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

15. General and administrative

	December 31,
	2023	2022

Salaries and wages	$13,945,103	$15,231,997
Share based compensation	2,520,407	7,459,267
Executive compensation	2,949,315	3,008,508
Licenses and permits	2,541,183	2,900,282
Payroll taxes and benefits	3,369,468	4,124,049
Supplies and office expenses	1,518,102	1,480,108
Subcontractors	2,714,424	2,589,933
Professional fees (legal, audit and other)	7,484,017	6,524,583
Miscellaneous general and administrative expenses	5,379,153	6,076,773
	$42,421,172	$49,395,500

16. Supplemental cash flow information

	December 31,
Change in Working Capital	2023	2022

HST Receivable	$-	$(79,012)
Accounts Receivable	130,868	1,342,487
Inventory	(2,755,809)	4,297,897
Prepaid Expenses and Other Assets	(262,426)	167,130
Long-term Deposits and Other Assets	(7,308)	199,334
Deferred Tax Assets	(359,781)	(183,453)
Accounts Payable	(346,059)	127,789
Accrued Expenses	(1,950,233)	826,664
Other Liabilities	5,000	-
Income Taxes Payable	1,956,037	1,574,807
	$(3,589,711)	$8,273,643

Cash Paid

Interest Paid on Leases	$4,077,971	$3,720,587
Income Taxes	$7,873,092	$7,925,000

Non-cash Financing and Investing Activities

Reclassify license to asset held for sale	$9,000,000	$-
Shares issued in business combination	$-	$56,320,332
Shares Issued on Exercise of Purchase Option	$946,406	$-
Issuance of NGW replacement options on acquisition	$-	$1,239,818
Lease additions	$954,496	$2,972,252
Early Termination of Operating Lease	$1,182,877	$371,381
Fixed Asset Amounts in Accounts Payable	$84,160	$-
Reclassification of long term lease liabilities to current	$195,433	$55,588

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

17. Related Party Transactions and Balances

Related party transactions are summarized as follows:

(a) Building Lease

Prior to  March 15, 2022, the Company was the sub-lessee of approximately 2,000 square feet of office space and purchased certain printed marketing collateral and stationery items from a company owned by one of the Company’s Co-CEOs. This entity was sold to an unrelated third-party on  March 15, 2022. Amounts paid for rent for the years ended December 31, 2023 and 2022 to the related party equaled $nil and $6,010, respectively.  Amounts paid for printed marketing collateral and stationery items to the related party were $nil and $183,914 for the years ended December 31, 2023 and 2022, respectively.

(b) Other

A company previously owned by one of the Company’s Co-CEOs until  March 15, 2022 paid the Company for storage space. Amounts paid to the Company from the related party for storage space were $nil and $5,968 for the years ended  December 31, 2023 and 2022, respectively, and is recorded in Other Income for such period.

For the years ended December 31, 2023 and 2022, no amounts were due to related parties.

18. Commitments and contingencies

(a) Construction Commitments

The Company had $3,140,447 of outstanding construction commitments as of December 31, 2023 payable as construction is completed over an estimated six month period.

(b)    Contingencies

The Company's operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at December 31, 2023, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At December 31, 2023 and 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

19. Risks

Credit risk

Credit risk is the risk that a third party might fail to discharge its obligations under the terms of a financial instrument. Credit risk arises from cash with banks and financial institutions. It is management's opinion that the Company is not exposed to significant credit risk arising from these financial instruments. The Company limits credit risk by entering into business arrangements with high credit-quality counterparties.  The Company further limits credit risk to a maximum of $100,000 to any individual counterparty at a given time.

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

Liquidity risk

The Company’s approach to managing risk is to ensure that it will have sufficient liquidity to meet liabilities when due.  As of December 31, 2023, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases and taxes.  The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis.  Historically, the Company’s main source of funding has been the public issuance of common stock.  The Company’s access to financing is always uncertain.  There can be no assurance of continued access to significant equity financing.

Concentration risk

The Company operates primarily in Southern Nevada, Southern California and Illinois. Should economic conditions deteriorate within that region, its results of operations and financial position would be negatively impacted.

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

Currency rate risk

As at December 31, 2023, a portion of the Company’s financial assets and liabilities held in Canadian dollars consist of cash of $65,202 (2022 - $1,172,859). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

The Company’s exposure to a 10% change in the foreign exchange conversion rate at December 31, 2023 equals $6,520.

20. Government Assistance Program

On March 18, 2020, the Families First Coronavirus Act was enacted (“FFCRA”). On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES”) was enacted. Together, these acts created refundable payroll tax credits for paid sick leave, paid family leave and an employee retention credit.  The CARES Act was subsequently modified by the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit under the CARES Act for the first and second quarters of 2021. The American Rescue Act of 2021 further modified and extended the CARES Act for the third and fourth quarters of 2021. These acts provide for a refundable credit against certain employment taxes, including FICA, Medicare and deposits of employee payroll withholding taxes. Income tax credits are not provided for under these acts. The ERC credit, as modified by the foregoing, increased the available credit from 50% of qualified wages of up $10,000 per quarter paid to an employee, or $5,000 per qualified employee per quarter, to 70% of qualified wages of up to $10,000 per quarter, or $7,000 per qualified employee per quarter. The Company qualifies for the ERC credit under the CARES Act, as modified.  On June 15, 2023, the Company’s wholly-owned subsidiary, MM Development Company, Inc., received and recorded payment from the Internal Revenue Service in the amount of $1,955,711 (2022 - $nil) related to the ERC credit for the first quarter of 2021. This amount is included in Other Income, Net on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023.  The Company accounted for the ERC credit pursuant to the guidance established in ASC 450-30, Gain Contingencies.

21. Provision for stolen funds

As reported in a press release issued by the Company on November 17, 2023, on June 20, 2021, the Company engaged El Capitan Advisors, Inc. (“El Capitan”), an investment advisor registered with the Securities and Exchange Commission (the “SEC”), for cash management services. One of the Company’s accounts managed by El Capitan was held at Bridge Bank, a division of Western Alliance Bank (collectively “WAB”). Pursuant to a dispute unrelated to the Company, Casa Verde Capital, L.P. and Casa Verde Capital EF, L.P. (collectively “Casa Verde”) obtained a $35.0 million default judgment against El Capitan, which is a portfolio company of Casa Verde. Casa Verde then levied that judgment causing approximately $5.4 million of the Company’s funds held at WAB (the “WAB Funds”) and managed by El Capitan to be directed to the Orange County, California Sheriff’s Office (the “Sheriff’s Office”) on September 21, 2023. The $5.4 million has been recorded as restricted cash as at December 31, 2023.

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

The loss provision for the year ended December 31, 2023 was $2,000,000 (2022 - $10,300,000).

22. Subsequent events

On March 6, 2024, the Company issued 166,952 shares of Common Stock on the vesting of RSU's to former employees.  The Company did not receive any cash proceeds from the issuance.

On March 7, 2024, the Company issued and sold 18,750,000 units of the Company (the “Units”) at a public offering price of $0.60 per Unit.

Each Unit consisted of one share (each, a “Share”) of common stock, no par value, of the Company (“Common Stock”) and one warrant. Each warrant (a “Warrant”) entitles the holder to purchase one share of Common Stock for a period of 5 years following the closing date of the Offering at an exercise price of US$0.77, subject to adjustments in certain events.  Total gross proceeds to the Company were approximately US$11.3 million.