Form 10-Q
period 2024-03-31
Planet 13 Holdings Inc.
filed 2024-05-09
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, there were 243,291,548 shares of common stock outstanding.

Planet 13 Holdings Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2024

USE OF NAMES AND CURRENCY

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” or “Planet 13” refer to Planet 13 Holdings Inc. together with its wholly-owned subsidiaries.

Unless otherwise indicated, all references to “$,” “US$” or “USD” in this Quarterly Report on Form 10-Q refer to United States dollars, and all references to “C$,” “CAD$,” or “CAD” refer to Canadian dollars.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking information” and “forward-looking statements” within the meaning of applicable United States securities laws and Canadian securities laws. All information, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that addresses activities, events or developments that we expect or anticipate will or may occur in the future is forward-looking information. Forward-looking information is often identified by the words “may,” “would,” “could,” “should,” “will,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “expect” or similar expressions and includes, among others, information regarding: the anticipated benefits of the acquisition of VidaCann, LLC, including the corporate, operational and financial benefits, our strategic plans and expansion and expectations regarding the growth of the California, Florida and Illinois cannabis markets; statements relating to the business and future activities of, and developments related to, us after the date of this Quarterly Report on Form 10-Q, including such things as future business strategy, competitive strengths, goals, expansion and growth of our business, operations and plans, new revenue streams, the completion by us of contemplated acquisitions of additional real estate, cultivation and licensing assets, the roll out of new dispensaries, the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for, the expansion of existing cultivation and production facilities, the completion of cultivation and production facilities that are under construction, the construction of additional cultivation and production facilities, the expansion into additional U.S. markets, any potential future legalization of adult-use and/or medical cannabis under U.S. federal law; expectations of market size and growth in the United States and the states in which we operate or contemplate future operations; expectations for other economic, business, regulatory and/or competitive factors related to us or the cannabis industry generally; and other events or conditions that may occur in the future.

Readers are cautioned that forward-looking information and statements are not based on historical facts but instead are based on reasonable assumptions and estimates of our management at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements. Such factors include, among others, our actual financial position and results of operations differing from management’s expectations; our business model; a lack of business diversification; increasing competition in the industry; public opinion and perception of the cannabis industry; expected significant costs and obligations; current reliance on limited jurisdictions; development of our business; access to capital; risks relating to the management of growth; risks inherent in an agricultural business; risks relating to energy costs; risks related to research and market development; risks related to breaches of security at our facilities; reliance on suppliers; risks relating to the concentrated voting control of the Company; risks related to our being a holding company; risks related to service providers withdrawing or suspending services under threat of prosecution; risks related to proprietary intellectual property and potential infringement by third parties; risks of litigation relating to intellectual property; negative clinical trial results; insurance related risks; risk of litigation generally; risks associated with cannabis products manufactured for human consumption, including potential product recalls; risks relating to being unable to attract and retain key personnel; risks relating to obtaining and retaining relevant licenses; risks relating to integration of acquired businesses; risks related to quantifying our target market; risks related to industry growth and consolidation; fraudulent activity by employees, contractors and consultants; cyber-security risks; conflicts of interest; risks related to reputational damage in certain circumstances; leased premises risks; risks related to the COVID-19 pandemic; U.S. regulatory landscape and enforcement related to cannabis, including political risks; heightened scrutiny by Canadian regulatory authorities; risks related to capital raising due to heightened regulatory scrutiny; risks related to tax liabilities; risks related to U.S. state and local law and regulations; risks related to access to banks and credit card payment processors; risks related to potential violation of laws by banks and other financial institutions; ability and constraints on marketing products; risks related to lack of U.S. federal trademark and patent protection; risks related to the enforceability of contracts; the limited market for our securities; difficulty for U.S. holders of our common stock to resell over the Canadian Securities Exchange; price volatility of our common stock; uncertainty regarding legal and regulatory status and changes; risks related to legislation and cannabis regulation in the states in which we operate or contemplate future operations; future sales by shareholders; no guarantee regarding use of available funds; currency fluctuations; risks related to entry into the U.S; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent reports.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$20,771,317	$11,831,008
Restricted Cash	2,050,584	5,450,584
Accounts Receivable	1,035,465	1,195,927
Inventory	16,998,825	15,760,648
Assets held for sale	9,000,000	9,000,000
Prepaid Expenses and Other Current Assets	2,893,277	4,072,820
Total Current Assets	52,749,468	47,310,987

Property and Equipment	67,342,325	67,551,697
Intangible Assets	15,253,797	15,253,797
Right of Use Assets - Operating	20,516,518	20,054,369
Long-term Deposits and Other Assets	800,757	869,853
Deferred Tax Asset	725,196	706,038

TOTAL ASSETS	$157,388,061	$151,746,741

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current:
Accounts Payable	$1,953,157	$2,850,922
Accrued Expenses	5,187,413	6,097,641
Income Taxes Payable	7,499,412	4,782,538
Notes Payable - Current Portion	884,000	884,000
Operating Lease Liabilities	779,389	674,594
Total Current Liabilities	16,303,371	15,289,695

Long-Term Liabilities:
Operating Lease Liabilities	25,801,491	25,271,706
Other Long-term Liabilities	33,000	33,000
Deferred Tax Liability	3,510,826	3,511,559
Total Liabilities	45,648,688	44,105,960

SHAREHOLDERS' EQUITY
Common Stock, no par value, 1,500,000,000 shares authorized, 243,291,548 issued and outstanding at March 31, 2024 and 223,317,270 at December 31, 2023	-	-
Preferred Stock, no par value, 50,000,000 shares authorized, 0 issued and outstanding at March 31, 2024 and 0 at December 31, 2023	-	-
Additional Paid-In Capital	325,923,704	315,951,343
Deficit	(214,184,331)	(208,310,562)
Total Shareholders' Equity	111,739,373	107,640,781

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$157,388,061	$151,746,741

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars, except Share Amounts)

	Three Months Ended
	March 31,	March 31,
	2024	2023

Revenues, net of discounts	$22,877,471	$24,915,396
Cost of Goods Sold	(12,392,992)	(14,032,585)
Gross Profit	10,484,479	10,882,811

Expenses:
General and Administrative	10,024,787	10,955,007
Sales and Marketing	1,290,737	1,335,740
Lease Expense	774,946	784,636
Depreciation	2,059,023	2,235,464
Total Expenses	14,149,493	15,310,847

Loss From Operations	(3,665,014)	(4,428,036)

Other Income (Expense):
Interest income, net	24,562	116,351
Foreign exchange gain (loss)	(3,097)	1,887
Change in fair value of warrant liability	-	18,127
Provision for misappropriated funds	-	(2,000,000)
Other Income, net	113,749	144,609
Total Other Income	135,214	(1,719,026)

Loss Before Provision for Income Taxes	(3,529,800)	(6,147,062)

Provision For Income Taxes
Current Tax Expense	(2,363,860)	(2,265,088)
Deferred Tax Recovery	19,891	(67,999)
	(2,343,969)	(2,333,087)

Net Loss and Comprehensive Loss	$(5,873,769)	$(8,480,149)

Loss per Share
Basic and diluted loss per share	$(0.03)	$(0.04)

Weighted Average Number of Shares of Common Stock
Basic and diluted	228,437,545	221,084,457

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Shares of Common Stock	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2022	220,470,061	295,838	$312,023,359	$(134,701,804)	$177,321,555

Share based Compensation - RSUs	-	-	720,991	-	720,991
Shares Issued on Exercise of Purchase Option	1,063,377	-	946,406	-	946,406
Net Loss for the Period	-	-	-	(8,480,149)	(8,480,149)

Balance, March 31, 2023	221,533,438	295,838	$313,690,756	$(143,181,953)	$170,508,803

Balance, December 31, 2023	223,317,270	-	$315,951,343	$(208,310,562)	$107,640,781

Share based Compensation - RSUs	-	-	104,338	-	104,338
Share based Compensation - RSUs - Taxes Paid in Lieu of Share Issuance	-	-	(45,833)	-	(45,833)
Shares Issued on Settlement of RSUs	1,224,278	-	-	-	-
Proceeds from public offering	18,750,000	18,750,000	11,250,000	-	11,250,000
Share issuance costs	-	-	(1,336,144)	-	(1,336,144)
Net Loss for the Period	-	-	-	(5,873,769)	(5,873,769)

Balance, March 31, 2024	243,291,548	18,750,000	$325,923,704	$(214,184,331)	$111,739,373

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In United States Dollars)

	Three Months Ended
	March 31,	March 31,
	2024	2023
CASH USED IN OPERATING ACTIVITIES
Net loss	$(5,873,769)	$(8,480,149)
Adjustments for items not involving cash:
Shared based compensation	104,338	720,991
Non-cash lease expense	235,980	1,279,369
Depreciation	3,017,720	3,259,999
Change in fair value of warrant liability	-	(18,127)
Loss on disposal of fixed assets	66,178	-
Lease incentive amortization	27,277	(26,115)
	(2,422,276)	(3,264,032)

Net Changes in Non-cash Working Capital Items	1,082,151	(3,099,853)
Repayment of lease liabilities	(90,826)	(982,255)
Total Operating	(1,430,951)	(7,346,140)

FINANCING ACTIVITIES
Proceeds from public share issuance	9,913,856	-
Total Financing	9,913,856	-

INVESTING ACTIVITIES
Purchase of property and equipment	(2,947,190)	(3,653,373)
Proceeds from sales of fixed assets	4,594	-
Purchase of 51% interest in Planet 13 Illinois	-	(866,250)
Total Investing	(2,942,596)	(4,519,623)

NET CHANGE IN CASH DURING THE PERIOD	5,540,309	(11,865,763)

CASH
Beginning of Period	17,281,592	38,789,604

End of Period	$22,821,901	$26,923,841

Supplemental cash flow information (Note 14)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

1. Nature of Operations

Planet 13 Holdings Inc. (“P13” or the “Company”) was incorporated under the Canada Business Corporations Act on  April 26, 2002 and continued under the British Columbia Business Corporations Act on  September 24, 2019, and on  September 15, 2023 completed its Domestication to Nevada.

The Company is a vertically integrated cultivator and provider of cannabis and cannabis-infused products that is licensed under the laws of the States of Nevada, California, Illinois and Florida. We are licensed in these jurisdictions as follows: six Nevada cultivation licenses (three medical and three adult-use), six Nevada production licenses (three medical and three adult-use), three Nevada dispensary licenses (one medical and two adult-use), one Nevada distribution license, one California medical and adult-use dispensary license, one California adult-use cultivation license, one California adult-use manufacturer license, two California distribution licenses, one California event organizer license, one Florida Medical Marijuana Treatment Center license (unlimited medical dispensaries, cultivation and processing), and one Illinois adult-use dispensary license.

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

2. Basis of Presentation

These unaudited condensed consolidated interim financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for all periods presented. Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with GAAP have been omitted or condensed. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended  December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for the fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

These unaudited condensed consolidated interim financial statements were authorized for issuance by the Board of Directors of the Company on May 9, 2024.

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

These unaudited condensed consolidated interim financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at March 31, 2024	Jurisdiction of Incorporation	Ownership Interest 2024	Ownership Interest 2023	Nature of Business

MM Development Company, Inc. ("MMDC")	Nevada, USA	100%	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Management/holding company
LBC CBD LLC ("LBC")	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	100%	Holding company
Next Green Wave, LLC	California, USA	100%	100%	California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	100%	100%	Illinois license holding company
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company for By The Slice LLC
By The Slice, LLC	Nevada, USA	100%	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Florida, Inc.	Florida, USA	100%	100%	Florida license holding company
Planet 13 Real Prop, LLC	Florida, USA	100%	100%	Holding company
Planet 13 Lifestyles LLC	Nevada, USA	100%	0%	Retail sales of apparel and accessories
Club One Three, LLC	Nevada, USA	100%	100%	Inactive

ii)	Functional currency

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

	March 31,	December 31,
	2024	2023

Raw materials	$6,005,882	$5,810,800
Packaging and miscellaneous	2,369,061	1,758,152
Work in progress	3,539,018	3,375,296
Finished goods	5,084,864	4,816,400
	$16,998,825	$15,760,648

Cost of Inventory is recognized as an expense when sold and included in the cost of goods sold. During the three months ended March 31, 2024, the Company recognized $12,392,992 (2023 - $14,032,585) of inventory expensed to cost of goods sold.

4. Prepaid Expenses and Other Current Assets

	March 31,	December 31,
	2024	2023

Security deposits	$470,256	$306,561
Advertising and Marketing	42,920	27,222
Prepaid rent	397,299	410,313
Insurance	628,380	779,638
License fees	124,087	126,923
Miscellaneous	1,230,335	2,422,163
	$2,893,277	$4,072,820

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

5. Property and Equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2023	$6,691,107	$17,639,365	$13,843,385	$64,551,017	$5,583,614	$108,308,488
Additions	-	830,168	345,749	-	1,703,203	2,879,120
Disposals	-	-	(19,445)	-	(62,960)	(82,405)
At March 31, 2024	$6,691,107	$18,469,533	$14,169,689	$64,551,017	$7,223,857	$111,105,203

Depreciation

At December 31, 2023	$262,259	$914,436	$8,803,434	$30,776,662	$-	$40,756,791
Additions	5,546	189,400	602,230	2,220,544	-	3,017,720
Disposals	-	-	(11,633)	-	-	(11,633)
At March 31, 2024	$267,805	$1,103,836	$9,394,031	$32,997,206	$-	$43,762,878

Carrying amount

At December 31, 2023	$6,428,848	$16,724,929	$5,039,951	$33,774,355	$5,583,614	$67,551,697
At March 31, 2024	$6,423,302	$17,365,697	$4,775,658	$31,553,811	$7,223,857	$67,342,325

As at March 31, 2024, costs related to the construction of facilities were capitalized as construction in progress and not depreciated. Once construction is completed, the construction in progress balance is moved to the appropriate fixed asset account and depreciation commences.

For the three months ended March 31, 2024, depreciation expense was $3,017,720 (2023 - $3,259,999) of which $958,697 (2023 - $1,024,535) was included in cost of goods sold and inventory.

During the three months ended March 31, 2024, no amounts were transferred from Construction in Progress to the other fixed accounts.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

6. Intangible Assets

	Retail Dispensary Santa Ana	Retail Dispensary Clark County	Cultivation and Production Clark County	Cultivation Coalinga CA	Retail Dispensary Waukegan IL	Other	Total
Gross carrying amount

Balance, December 31, 2023	$6,151,343	$690,000	$709,798	$5,860,000	$1,812,656	$30,000	$15,253,797
Additions	-	-	-	-	-	-	-
Balance at March 31, 2024	$6,151,343	$690,000	$709,798	$5,860,000	$1,812,656	$30,000	$15,253,797

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

VidaCann Membership Interest Purchase Agreement

On August 28, 2023, we entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with VidaCann, LLC (“VidaCann”), Loop’s Dispensaries, LLC (“Dispensaries”), Ray of Hope 4 Florida, LLC (“Ray of Hope”) and Loops Nursery & Greenhouses, Inc. (“Nursery” and together with Dispensaries and Ray of Hope, the “Sellers”), David Loop (“Loop”) and Mark Ascik (together with Loop, the “Indemnifying Members”) and Loop, solely in his capacity as Seller Representative, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company will acquire from the Sellers all of the membership interests in VidaCann (the “Transaction”). The Transaction is expected to close in May, 2024.

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

Post-transaction, and based on the number of outstanding shares as of August 28, 2023, the former equity holders of VidaCann, along with the VC Advisor, are expected to have approximately 25.2 % pro forma ownership in the Company on a fully diluted basis, before factoring in any adjustments to the Base Share Consideration. Each Seller and each equityholder of a Seller that holds over 5% in direct or indirect interest in VidaCann and receives Base Share Consideration will be subject to a lock-up agreement restricting trading of the shares received, with the release of one-third of shares from such restrictions six months following Closing and each subsequent six months thereafter.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table provides the components of lease costs recognized in the unaudited interim condensed consolidated statement of operations and comprehensive loss for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,	March 31,
	2024	2023

Operating lease costs	$1,264,185	$1,244,641
Short term lease expense	12,550	4,596
Total lease costs	$1,276,735	$1,249,237

Other information related to operating and finance leases as of and for the three months ended March 31, 2024 and 2023 are as follows:

	March 31, 2024		March 31, 2023
	Finance	Operating	Finance	Operating
	Lease	Lease	Lease	Lease

Weighted average discount rate	15.00%	15.00%	15.00%	15.00%
Weighted average remaining lease term	-	11.26	-	13.02

The maturity of the contractual undiscounted lease liabilities as of March 31, 2024 and  December 31, 2023 are:

	2024	2023
	Operating	Operating
	Lease	Lease

2024	$3,309,076	$4,226,472
2025	4,486,721	4,318,603
2026	4,496,777	4,323,725
2027	4,592,372	4,414,249
2028	4,769,066	4,585,323
2029	4,942,234	4,753,273
2030	4,391,369	-
Thereafter	42,044,848	46,355,092

Total undiscounted lease liabilities	73,032,463	72,976,737
Interest on lease liabilities	(46,451,583)	(47,030,437)
Total present value of minimum lease payments	26,580,880	25,946,300
Lease liability - current portion	(779,389)	(674,594)
Lease liability	$25,801,491	$25,271,706

Principally all leases relate to real estate.

For the three months ended March 31, 2024, the Company incurred $1,264,185 of operating lease costs (2023 - $1,244,641), of which $489,239 (2023 - $460,005) was allocated to cost of goods sold and inventory.

See Note 14 for additional supplemental cash flow information related to leases.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

8. Notes Payable

	March 31,	December 31,
	2024	2023

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	884,000	884,000

	$884,000	$884,000
Less current portion	(884,000)	(884,000)
	$-	$-

Stated maturities of debt obligations are as follow:

Next 12 months Promissory Note		$884,000

9. Share Capital

The Company is authorized to issue 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

		Number of Shares of Common Stock

		March 31,	December 31,
		2024	2023
Common Stock
Balance at January 1		223,317,270	220,470,061
Shares issued on settlement of RSUs	i.	1,224,278	783,832
Shares issued on exercise of purchase option (Note 6)	ii.	-	1,063,377
Shares issued on legal settlement	iii.	-	1,000,000
Shares issued on public offering	iv.	18,750,000	-

Total shares of common stock outstanding		243,291,548	223,317,270

i. Shares issued for Restricted Share Units

During the three months ended March 31, 2024, 485,185 RSUs were awarded under the 2023 Equity incentive plan. 185,185 of these RSUs vested (of which 83,333 RSUs were surrendered in exchange for tax withholding payments), 1,224,278 of vested RSUs were settled and no RSUs were cancelled.  The Company did not receive any cash proceeds on the settlement of the RSUs.

During the year ended December 31, 2023, the Company issued 783,832 common shares on the settlement of RSUs that had vested during the period. The Company did not receive any cash proceeds on the settlement.

ii. Shares issued on exercise of purchase option

On February 7, 2023 The Company acquired the 51% ownership interest in Planet 13 Illinois LLC pursuant to an option agreement in exchange for cash consideration and the issuance of 1,063,377 shares of common stock of The Company (See Note 6).

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

iv. Shares issued on public offering

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

10. Warrants

The following table summarizes the fair value of the warrant liability at March 31, 2024 and  December 31, 2023.

	March 31,	December 31,
	2024	2023

Balance - beginning of period	$-	$18,127
Expirations	-	(18,127)
Foreign exchange	-	-
Change in fair value	-	-
Balance - end of period	$-	$-

The warrant liability is adjusted to fair value on the date the warrants are exercised and at the end of each reporting period. The amount that is reclassified to equity on the date of exercise is the fair value at that date.

The following table summarizes the number of warrants outstanding at March 31, 2024 and  December 31, 2023.  The 18,750,000 warrants issued on March 7, 2024 have an expiry date of March 7, 2029.

	March 31, 2024	Weighted Average Exercise Price - USD	December 31, 2023	Weighted Average Exercise Price - CAD

Balance - beginning of period	-	$-	5,206,463	$8.88
Exercised	-	$-	-	$-
Issued	18,750,000	$0.77	-	$-
Expired	-	$-	(5,206,463)	$8.88
Balance - end of period	18,750,000	$0.77	-	$-

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

A total of 22,000,000 shares of Common Stock are available for grants under the 2023 Equity Plan and all other security based compensation arrangements of the Company, including the Prior Plans (the “Total Share Reserve”). Any outstanding awards under the Prior Plans on September 15, 2023 count towards the Total Share Reserve. As of September 15, 2023, 1,926,861 awards issued under the Prior Plans remained outstanding and, as of March 31, 2024, a maximum number of 19,587,954 shares of Common Stock are available for issuance under the 2023 Equity Plan, subject to adjustment pursuant to the terms of the 2023 Equity Plan.

(a) Stock Options

During the three months ended March 31, 2024 and the year ended December 31, 2023

No incentive stock options were granted during the three months ended March 31, 2024 or the year ended December 31, 2023.

The following table summarizes information about stock options outstanding at March 31, 2024:

	Exercise price	March 31, 2024	March 31, 2024	December 31, 2023	December 31, 2023
Expiry Date	CAD$	Outstanding	Exercisable	Outstanding	Exercisable

November 21, 2024	$1.31	185,203	185,203	185,203	185,203
February 27, 2025	$1.31	51,525	51,525	51,525	51,525
December 15, 2025	$3.06	269,075	269,075	269,075	269,075
September 30, 2026	$4.37	97,322	97,322	97,322	97,322
		603,125	603,125	603,125	603,125

The following table reflects the continuity of stock options for the period presented:

	March 31, 2024	Weighted Average Exercise Price - CAD	December 31, 2023	Weighted Average Exercise Price - CAD

Balance - beginning of period	603,125	$2.58	792,518	$2.34
Expired	-	-	(189,393)	2.46
Balance - end of period	603,125	$2.58	603,125	$2.58

Share based compensation expense attributable to employee options was $0 and $0 for the three months ended March 31, 2024 and 2023, respectively.

The total intrinsic value of stock options exercised, outstanding and exercisable as of March 31, 2024 and December 31, 2023 was $0, $0 and $0, respectively.

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

The following table summarizes the RSUs that are outstanding as at March 31, 2024 and  December 31, 2023:

	March 31,	December 31,
	2024	2023

Balance - beginning of period	1,122,429	2,464,928
Issued	485,185	-
Exercised	(1,224,278)	(783,832)
Surrendered for taxes	(83,333)	(477,506)
Forfeited	-	(81,161)
Rounding adjustment	(3)	-
Balance - end of period	300,000	1,122,429

The Company recognized $104,338 in share-based compensation expense attributable to the RSU vesting schedule for the three months ended March 31, 2024 ($720,991 for the three months ended March 31, 2023).

During the three months ended March 31, 2024

485,185 RSU's were granted, and 185,185 RSUs vested and were exercised, of which 83,333 were surrendered in exchange for payment of tax withholdings.  The Company did not receive any cash proceeds from the settlement of the RSUs.

During the three months ended  March 31, 2023

No RSUs were granted, exercised or vested.

12. Loss Per Share

	Three Months Ended
	March 31,	March 31,
	2024	2023

Loss available to common shareholders	$(5,873,769)	$(8,480,149)

Weighted average number of shares outstanding, basic and diluted	228,437,545	221,084,457

Basic and diluted loss per share	$(0.03)	$(0.04)

19,653,125 and 3,257,446 potentially dilutive securities for the three months ended March 31, 2024 and 2023, respectively, were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to the net losses for such periods.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

13. General and Administrative

	Three Months Ended
	March 31,	March 31,
	2024	2023

Salaries and wages	$3,665,242	$3,670,072
Share based compensation	104,338	720,991
Executive compensation	632,362	731,177
Licenses and permits	561,616	641,602
Payroll taxes and benefits	973,275	872,173
Supplies and office expenses	240,820	319,086
Subcontractors	117,219	506,787
Professional fees (legal, audit and other)	2,171,039	2,211,799
Miscellaneous general and administrative expenses	1,558,876	1,281,320
	$10,024,787	$10,955,007

14. Supplemental Cash Flow Information

	Three Months Ended
	March 31,	March 31,
Change in Working Capital	2024	2023

Accounts Receivable	$160,462	$100,354
Inventory	(1,238,177)	(1,295,309)
Prepaid Expenses and Other Assets	1,179,543	784,157
Long-term Deposits and Other Assets	69,096	-
Deferred Tax Assets	(19,158)	70,169
Deferred Tax Liabilities	(733)	(2,170)
Accounts Payable	(829,695)	(519,789)
Accrued Expenses	(956,061)	(1,534,764)
Income Taxes Payable	2,716,874	(702,501)
	$1,082,151	$(3,099,853)

Cash Paid

Interest Paid on Leases	$989,887	$3,720,587
Income Taxes	$-	$2,965,000

Non-cash Financing and Investing Activities

Shares Issued on Exercise of Purchase Option	$-	$964,406
Lease additions	$725,406	$954,496
Fixed Asset Amounts in Accounts Payable	$16,089	$26,225
Reclassification of long term lease liabilities to current	$104,795	$32,318

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

15. Related Party Transactions and Balances

Related party transactions are summarized as follows:

For the three-month period ended  March 31, 2024, no amounts other than compensation were paid to related parties ( March 31, 2023 - $nil).

For the three-month period ended  March 31, 2024, no amounts were due to related parties ( December 31, 2023 - $nil).

16. Commitments and Contingencies

(a) Construction Commitments

The Company had $2,157,092 of outstanding construction commitments as of March 31, 2024 ( December 31, 2023 - $3,140,447).

(b) Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at March 31, 2024, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At March 31, 2024, and December 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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

Liquidity risk

The Company’s approach to managing risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of March 31, 2024, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases and taxes. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been the public issuance of common equity. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

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

Currency rate risk

As at March 31, 2024, a portion of the Company’s financial assets and liabilities held in Canadian dollars consist of cash of $nil ( December 31, 2023 - $65,202). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company is exposed to currency rate risk in other comprehensive income, relating to foreign subsidiaries which operate in a foreign currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

The Company’s exposure to a 10% change in the foreign exchange rate at  March 31, 2024 is $nil.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

18. Disaggregated Revenue

The following table presents the Company’s disaggregated revenue by sales channel:

	Three Months Ended
	March 31,	March 31,
	2024	2023

Retail	$19,037,664	$20,352,966
Wholesale	3,839,807	4,562,430

Net revenues	$22,877,471	$24,915,396

19. Government Assistance Program

On March 18, 2020, the Families First Coronavirus Act was enacted (“FFCRA”). On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES”) was enacted. Together, these acts created refundable payroll tax credits for paid sick leave, paid family leave and an employee retention credit.  The CARES Act was subsequently modified by the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit under the CARES Act for the first and second quarters of 2021. The American Rescue Act of 2021 further modified and extended the CARES Act for the third and fourth quarters of 2021. These acts provide for a refundable credit against certain employment taxes, including FICA, Medicare and deposits of employee payroll withholding taxes. Income tax credits are not provided for under these acts. The ERC credit, as modified by the foregoing, increased the available credit from 50% of qualified wages of up $10,000 per quarter paid to an employee, or $5,000 per qualified employee per quarter, to 70% of qualified wages of up to $10,000 per quarter, or $7,000 per qualified employee per quarter. The Company qualifies for the ERC credit under the CARES Act, as modified.  On June 15, 2023, the Company’s wholly-owned subsidiary, MM Development Company, Inc., received and recorded payment from the Internal Revenue Service in the amount of $1,955,711 related to the ERC credit for the first quarter of 2021. This amount is included in Other Income, Net on the Company’s Annual Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023.  The Company accounted for the ERC credit pursuant to the guidance established in ASC 450-30, Gain Contingencies.

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

The Company has secured a partial settlement with Casa Verde for the release of $3.4 million of the WAB Funds, which the Company received on January 31, 2024. The remaining approximately $2 million of the WAB Funds (the “Remaining Levied Funds”) is still in the possession of the Sheriff’s Office while litigation is ongoing. The Company has not relinquished any right to the Remaining Levied Funds and continues to pursue their return. A hearing on the ultimate disposition of the Remaining Levied Funds is scheduled for May 30, 2024.

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

The loss provision for the three months ended March 31, 2024 was $0, compared to a loss of $2,000,000 for the three months ended March 31, 2023.

21. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three months ended March 31, 2024. It is supplemental to, and should be read in conjunction with, our unaudited condensed interim consolidated financial statements for the three months ended March 31, 2024 and 2023, and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

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

Overview of the Company

We are a multi-state cannabis operator with licenses to operate in Nevada, California, and Florida, and a conditional dispensing license in Illinois. We are headquartered in Las Vegas, Nevada, at our superstore dispensary located adjacent to the Las Vegas Strip. A detailed description of our corporate history and our business can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2024.

As of March 31, 2024, we employed approximately 630 people and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensaries, while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California licensed cannabis cultivation, production and distribution activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing activities, (d) Planet 13 Florida, Inc. (“Planet 13 Florida”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) Planet 13 Illinois, LLC (“Planet 13 Illinois”) which holds a conditional Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

Nevada

As of March 31, 2024, we held the following licensed operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the superstore in Las Vegas with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and one small indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, and (e) one cannabis distribution license.

At the Planet 13 Las Vegas Superstore, we also offer ancillary services to our customers, including a restaurant with a liquor license, a retail store, and our online cannabidiol (“CBD”) store which also sells products in our facility.

California

As of March 31, 2024, we held the following licensed operations in California: (a) an adult-use and medical dispensary superstore co-located with a distribution license at our 33,000 square foot facility in Santa Ana which we built and opened on July 1, 2021 (the “Planet 13 OC Superstore”), (b) an adult-use medium indoor cultivation license co-located with a distribution license at our 35,000 square foot facility in Coalinga, and (c) an adult-use manufacturer Type 6 license at a 4,000 square foot facility in Coalinga.

Florida

As of March 31, 2024, we are continuing capital outlays to utilize our Florida MMTC license. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of March 31, 2024, there were 25 companies with MMTC licenses in Florida, several of which are not yet operational. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate.

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

See Recent Developments for further information related to the Company’s Florida operations and its planned sale of Planet 13 Florida Inc and the acquisition of VidaCann, LLC.

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

COVID-19 Pandemic Update for First Quarter 2024

The long-term economic impact of COVID-19 remains unknown and may result in significant impact or changes to ongoing international or national fiscal or enforcement policies, inflation, supply chains, customer purchasing and shopping habits, and other key metrics, any of which could have a significant or material negative effect on the Company.

Recent Developments

The following are recent developments occurring in the three months ended March 31, 2024, and following that period until the filing date of this Form 10-Q:

March 2024 Public Offering

On March 5, 2024, Planet 13 Holdings Inc. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC (the “Representative”), as representative of the several underwriters set forth on Schedule A to the Underwriting Agreement (the “Underwriters”) relating to a public offering (the “Offering”) of 18,750,000 units (the “Units”), each consisting of one share (the “Shares”) of the Company’s common stock, no par value (the “Common Stock”), and one warrant to purchase one share of Common Stock (the “Warrants”). The Units were sold at a public offering price of $0.60 per Unit. The Warrants have a five-year term and an exercise price of $0.77 per share of Common Stock. The Units do not have any standalone rights and were not issued as stand-alone securities. The Shares and the Warrants were issued separately but could only be purchased together in the Offering.

Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 2,812,500 additional shares of Common Stock and/or up to 2,812,500 additional warrants, each warrant to purchase one share of Common Stock, at the public offering price less the underwriting discount.

The Company estimates the net proceeds from the Offering will be approximately $9.825 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company and excluding any proceeds the Company may receive upon exercise of the Warrants.  The Offering closed on March 7, 2024.

The Offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-274829) (the “Registration Statement”) previously filed with and declared effective by the Securities and Exchange Commission (the “SEC”) on October 17, 2023, as supplemented by a preliminary prospectus supplement, dated March 4, 2024, and a final prospectus supplement, dated March 5, 2024, filed with the SEC (the “Prospectus Supplement”).

On March 7, 2024, the Company entered into a warrant agency agreement with the Company’s transfer agent, Odyssey Transfer US Inc. (“Odyssey”), which will also act as the warrant agent for the Company, setting forth the terms and conditions of the Warrants sold in the Offering (the “Warrant Agreement”).

The exercise price of the Warrants is subject to appropriate adjustment (i) in the event of certain stock dividends and stock splits, stock combinations, recapitalizations or similar events affecting the Common Stock, or (ii) upon any distributions of assets, including indebtedness, security, rights or warrants to subscribe for or purchase any security or other assets to the Company’s stockholders.

No holder of Warrants will have the right to exercise any portion of the Warrants to the extent that after giving effect to such exercise, the holder would beneficially own in excess of 4.99% (or, upon election by a holder prior to the issuance of any Warrants, 9.99%) of the outstanding shares of the Common Stock calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.

A copy of the Warrant Agreement is filed as Exhibit 4.1 to our Form 8-K filed on March 7, 2024 and is incorporated herein by reference, and a copy of the form of warrant to purchase common stock is filed as Exhibit 4.2 to our Form 8-K filed on March 7, 2024 and is incorporated herein by reference. The foregoing description of the terms of the Warrants does not purport to be complete and is qualified in its entirety by reference to such exhibits. The Warrant Agreement and the form of warrant to purchase common stock are also filed with reference to, and are hereby incorporated by reference into, the Registration Statement.

Opening of DAZED! Consumption Lounge

On April 5, 2024, we opened DAZED!, our cannabis consumption lounge, which is located inside the Planet 13 Entertainment Complex in Las Vegas, Nevada. DAZED! is a first-of-its-kind, 3,000 square foot, high-end consumption lounge featuring VIP booths, expertly crafted canna-cocktails, and top-tier entertainment.

Sale of Planet 13 Florida; VidaCann Acquisition

On May 6, 2024, we closed the previously announced sale of Planet 13 Florida Inc. (“Planet 13 Florida”), following the previously announced approval from the Florida Office of Medical Marijuana Use on April 26, 2024. We sold 100% of our equity interests of Planet 13 Florida in exchange for US$9,000,000. The sale of Planet 13 Florida is a condition to the closing of our pending acquisition (“Acquisition”) of VidaCann, LLC (“VidaCann”), a Florida Medical Marijuana Treatment Center, which will add the following to the Planet 13 portfolio: 26 medical dispensaries, 272,000 square feet of canopy space located on a 160-acre parcel of land which will allow for as much expansion of cultivation and manufacturing activities as needed, and a 7,000 square-foot manufacturing facility. Pursuant to the Acquisition, we will acquire VidaCann for approximately US$59 million, consisting of: (i) 78,461,538 common shares of Planet 13; (ii) US$4 million in cash; and (iii) US$5 million aggregate principal amount of promissory notes, with each of the above components subject to subject to adjustments as set out in the Membership Interest Purchase Agreement. We expect to close the Acquisition as soon as practicable in May 2024.

We intend to continue building on VidaCann’s track record of success by adding indoor cultivation to widen the selection at VidaCann stores. We will also bring our award-winning and hugely successful Nevada brands to Florida to continue improving per-store economics. In addition to enhancing per-store revenue generation, we expect to selectively add stores to round out coverage of VidaCann’s network and explore adding SuperStores to tier-one tourist destinations based on impending adult-use legislation.

Results of Operations

	Three Months Ended
	March 31,	March 31,	Percentage
Expressed in USD$	2024	2023	Change
Revenue
Net revenue	22,877,471	24,915,396	(8.2)%
Cost of Goods Sold	(12,392,992)	(14,032,585)	(11.7)%
Gross Profit	10,484,479	10,882,811	(3.7)%
Gross Profit Margin %	45.8%	43.7%

Expenses
General and Administrative	10,024,787	10,955,007	(8.5)%
Sales and Marketing	1,290,737	1,335,740	(3.4)%
Lease expense	774,946	784,636	(1.2)%
Impairment loss	—	—	-
Depreciation and Amortization	2,059,023	2,235,464	(7.9)%
Total Expenses	14,149,493	15,310,847	(7.6)%

Income (Loss) From Operations	(3,665,014)	(4,428,036)	(17.2)%

Other Income (Expense):
Interest expense, net	24,562	116,351	(78.9)%
Foreign exchange gain (loss)	(3,097)	1,887	(264.1)%
Change in fair value of warrants	—	18,127	(100.0)%
Other income	113,749	144,609	(21.3)%
Total Other Income	135,214	280,974	(51.9)%

Loss for the period before tax	(3,529,800)	(6,147,062)	(42.6)%
Provision for income tax (current and deferred)	2,343,969	2,333,087	0.5%
Loss for the period	(5,873,769)	(8,480,149)	(30.7)%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.03)	$(0.04)

Weighted Average Number of Shares Outstanding
Basic and diluted	228,437,545	221,084,457

We experienced an 8.2% decrease in net revenue during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. The decrease is primarily attributable to a reduction in the number of customers at our Planet 13 Las Vegas Superstore location compared to the prior year periods, partially offset by an increase in wholesale revenue from the NGW cultivation operations in California, and an increase in net wholesale revenue in Nevada. Overall, net revenue decreased by $2,037,925 during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. We believe that a potential economic downturn and increase in inflation, including the increase in the price of gasoline and the increase in interest rates, combined to reduce the disposable income of our customers during the three months ended March 31, 2024 and also had an impact on the number of customers and tourists visiting the Planet 13 Las Vegas Superstore and our other retail locations during the three months ended March 31, 2024 when compared to the prior year period.

Details of net revenue by product category are as follows:

	Three Months Ended
	March 31,	March 31,	Percentage
	2024	2023	Change
Flower	$7,230,167	$7,502,396	(3.6)%
Concentrates	7,021,713	6,975,107	0.7%
Edibles	3,799,037	4,657,293	(18.4)%
Topicals and Other Revenue	986,747	1,218,170	(19.0)%
Wholesale	3,839,807	4,562,430	(15.8)%
Net revenue	$22,877,471	$24,915,396	(8.2)%

Gross profit margin for the three months ended March 31, 2024 was 45.8% compared to 43.7% for the three months ended March 31, 2023  The increase in gross profit margin for the three months ended March 31, 2024 was a result of a decrease in retail sales incentives during the period, partially offset by the increase in wholesale revenue, both from our Nevada and California wholesale operations, that have an inherently lower gross margin than retail sales revenue.

The costs of internal cultivation have continued to trend down as we continue to improve our yields and cultivation efficiency across all of our cultivation facilities. In addition, margin enhancement through the creation of internally generated brands, such as TRENDI, Leaf & Vine, HaHa Gummies, Dreamland Chocolate, HaHa Beverages and Medizin, that were sold in our own stores continued to have a positive impact on gross margins during the three months ended March 31, 2024, helping to partially offset the lower margins received on the sale of wholesale product and sales to local customers in the State of Nevada. We anticipate that margins will trend upward if and when tourist customers return to Las Vegas and the Planet 13 Las Vegas Superstore in greater numbers and through our ability to produce our award-winning brands in California and introduce those brands into our Planet 13 OC Superstore.

Our premium cultivation facilities were operating near capacity during the three months ended March 31, 2024 and March 31, 2023, respectively. The amount of cannabis grown during the period increased when compared to the prior year period due to higher yields across all of our cultivation facilities during the period. The wholesale flower market in California continues to stabilize and we have seen increases in both demand and the price received for premium indoor grown flower during the three months ended March 31, 2024.

Overall gross profit was $10,484,479 and $10,882,811 for the three months ended March 31, 2024 and 2023 respectively, a decrease of 3.7%.  General and Administrative (“G&A”) expenses (which include non-cash share-based compensation expenses) decreased by 8.5% during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 43% for the three months ended March 31, 2024, compared to 41.1% for the three months ended March 31, 2023.

A detailed breakdown of G&A expenses is as follows:

	Three Months Ended
	March 31,	March 31,	Percentage
	2024	2023	Change
Salaries and wages	$3,665,242	$3,670,072	(0.1)%
Share-based compensation expense	104,338	720,991	(85.5)%
Executive compensation	632,362	731,177	(13.5)%
Licenses and permits	561,616	641,602	(12.5)%
Payroll taxes and benefits	973,275	872,173	11.6%
Supplies and office expenses	240,820	319,086	(24.5)%
Subcontractors	117,219	506,787	(76.9)%
Professional fees (legal, audit and other)	2,171,039	2,211,799	(1.8)%
Miscellaneous general and administrative expenses	1,558,876	1,281,320	21.7%
	$10,024,787	$10,955,007	(8.5)%

Non-cash, share based compensation of $104,338 was recognized during the three months ended March 31, 2024, decreasing from $720,991 that was recognized during the three months ended March 31, 2023.  The decrease is attributable to the vesting schedule for both Restricted Share Units (“RSUs”) and incentive stock options that were previously granted, particularly the net 3,954,213 RSUs that were granted on April 18, 2021, that vested 1/3 on December 1, 2021 and 1/3 on December 1, 2022, and 1/3 on December 1, 2023.  Compared to the 485,185 RSU's granted on March 22, 2024, of which 185,185 that vested immediately.  These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs. See Note 12 to our audited consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2023, for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses decreased by 3.4% or $45,003 during the three months ended March 31, 2024,  when compared to the three months ended March 31, 2023. The increase was a result of us continuing to refine our marketing efforts to optimize marketing spend on initiatives that drive increased customer traffic to the Planet 13 Las Vegas Superstore, the Planet 13 OC Superstore, and the Medizin dispensary in Nevada.

Lease expense decreased by 1.2% during the three months ended March 31, 2024, when compared to the three months ended March 31, 2023 due to slight decreases in number of leases and contracted lease rates for the Company’s leased properties during the period.

Depreciation and amortization decreased 7.9% during the three months ended March 31, 2024, when compared to the prior year period.

Interest income, net was $24,562 earned during the three months ended March 31, 2024, compared to interest income, net of $116,351 earned during the three months ended March 31, 2023.  Interest income is net of interest expense related to accrued interest on our long-term debt that is due and payable on demand. The balance of long-term debt as of March 31, 2024, was $884,000 compared to $884,000 as of December 31, 2023. Interest is being accrued on this note at a rate of 5% per annum.

We conduct our operations in both United States dollars and Canadian dollars, holding financial assets and incurring expenses in both currencies, holding all of our currency in US Dollars.  The foreign currency gains/losses reflect fluctuations in the underlying exchange rates on the dates expenses are incurred compared to when they are paid.  During the three months ended March 31, 2023 the Company also incurred FX losses on CAD$ deposits held at financial institutions in Canada, all of which have been transfer to USD deposits as of March 31, 2024. It is our policy not to hedge our CAD exposure.

Warrants are accounted for in accordance with the applicable authoritative accounting guidance in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), as derivative liabilities based on the specific terms of the warrant agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss. During the three months ended March 31, 2024, the change in fair value of the warrants resulted in a gain of $0 (gain of $18,127 during the three months ended March 31, 2024).

Other income (expense), consisting of Automated Teller Machine fees, and other miscellaneous income/expense was income of $113,749 for the three months ended March 31, 2024, compared to other income of $144,609 for the three months ended March 31, 2023.

Income tax expense for the three months ended March 31, 2024, was $2,343,969 compared to $2,333,087 for the prior year period. The tax expense decreased due to the decrease in taxable profitability during the three months ended March 31, 2024, when compared to the three months ended March 31, 2023.  We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the three months ended March 31, 2024, was $5,873,769 (($0.03) per share) compared to an overall net loss of $8,480,149 (($0.04) per share) for the three months ended March 31, 2023.

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

Liquidity and Capital Resources

As of March 31, 2024, our financial instruments consist of cash, deposits, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of March 31, 2024, we had working capital of $36,446,097 compared to working capital of $23,021,292 as of December 31, 2023. The Company believes that it has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, the planned build-out of its operations in Florida, and the further expansion of operations in Nevada and California.

The following table relates to the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,	March 31,
	2024	2023
Cash flows used in operating activities	(1,430,951)	(7,346,140)
Cash flows used in investing activities	(2,942,596)	(4,519,623)
Cash flows provided by financing activities	9,913,856	-

Cash Flows from Operating Activities

Net cash used in operating activities was $1,430,951 for the three months ended March 31, 2024, compared to cash used in operating activities of $7,346,140 for the three months ended March 31, 2023. A significant portion of the decrease in cash used in operating activities is directly attributable to a reduction in net loss for the period and the net change in certain working capital items during the three months ended March 31, 2024, when compared to the three months ended March 31, 2023.

Cash Flows from Investing Activities

Net cash used in investing activities was $2,942,596 for the three months ended March 31, 2024, compared to net cash used in investing activities of $4,519,623 for the three months ended March 31, 2023.  The cash used in investing activities for the three months ended March 31, 2024 decreased by $1,577,027 as a result of the timing of development projects that were in process during the 2024 period when compared to the three months ended March 31, 2023.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9,913,856 during the three months ended March 31, 2024, compared to net cash provided by financing activities of $nil for the three months ended March 31, 2023.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2024, or as of December 31, 2023, or as of the date hereof.

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

There have been no material changes to our critical accounting estimates as set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In connection with the preparation of this Form 10-Q, as of March 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were ineffective as of March 31, 2024 due to the identification of the material weaknesses discussed below.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon that assessment, our management, including the co-CEOs and CFO, concluded that our internal controls over financial reporting were ineffective as of March 31, 2024 and December 31, 2023 due to the identification of the material weaknesses discussed below.

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

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies, in the aggregate, represent material weaknesses in our internal control over financial reporting.  Accordingly, we concluded that our internal controls over financial reporting and disclosure controls and procedures were not effective as of December 31, 2023. These material weaknesses resulted in an increase to the net loss for the three months ended March 31, 2024 by $0 and an increase to the net loss for the three months ended March 31, 2023 by $2,000,000.

Management’s Plan to Remediate the Identified Material Weaknesses

The above-described material weaknesses have not been remediated as of the filing of this Annual Report on Form 10-Q.  Since identifying the material weaknesses described above, management, with oversight from the Audit Committee, has already implemented and continues to implement enhanced policies and procedures intended to address both the identified material weaknesses and to enhance the Company’s overall internal control over financial reporting and disclosure controls and procedures. As part of the remediation, we have also added an independent director to the Board who now serves as chairman of the audit committee. The former chair of the audit committee has become an executive director and has taken on the role of Chief Administrative Officer and is overseeing the internal audit function for the Company.

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

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation plan discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On January 22, 2024, the Company initiated a lawsuit in Los Angeles County Superior Court in Santa Monica, California against El Capitan, El Capitan’s founder and Chief Executive Officer—Andrew Nash, Casa Verde, Casa Verde’s Managing Member—Karan Wadhera, and Jamie Nash, the spouse of Andrew Nash (collectively, the “Defendants”) seeking approximately $16.5 million in compensatory damages and other relief. The Company alleges that each Defendant is liable for their involvement in a scheme to defraud the Company of funds managed by El Capitan in its capacity as the Company’s fiduciary. The Company is vigorously pursuing its rights against the Defendants and intends to act quickly to enact all necessary remedies available. The Company will continue to vigorously pursue its rights to reclaim the funds that it entrusted to El Capitan and will pursue recovery of its funds through all legally available means, including as appropriate, through cooperation with law enforcement.

Item 1A. Risk Factors.

In addition to the risk factor set forth below and other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, financial results, or future performance. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Implications of being a smaller reporting company

Based on our public float, as of the last business day of our second fiscal quarter, we determined that we qualify as a smaller reporting company for the fiscal year ending December 31, 2024.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith
1.1	Underwriting Agreement, dated March 5, 2024, by and between Planet 13 Holdings Inc. and Canaccord Genuity LLC, as representative of the several underwriters listed in Schedule A thereto.	8-K	1.1	3/7/2024
4.1	Warrant Agency Agreement, dated March 7, 2024, by and between Planet 13 Holdings Inc. and Odyssey Transfer US Inc.	8-K	4.1	3/7/2024
4.2	Form of Warrant to purchase common stock.	8-K	4.2	3/7/2024
5.1	Legal Opinion of Holley Driggs, Ltd.	8-K	5.1	3/7/2024
5.2	Legal Opinion of Cozen O’Connor P.C.	8-K	5.2	3/7/2024
10.1	First Amendment to Membership Interest Purchase Agreement, dated April 26, 2024, by and between Planet 13 Holdings Inc., VidaCann LLC, Loop’s Dispensaries, LLC, Ray of Hope 4 Florida, LLC, Loops Nursery & Greenhouses, Inc., David Loop and Mark Ascik and David Loop, solely in his capacity as Seller Representative.	8-K	10.1	4/29/2024
10.2	Stock Purchase Agreement, dated January 22, 2024, by and between Planet 13 Holdings Inc. and SGW FL Enterprises, LLC.	8-K	10.1	5/7/2024
23.1	Consent of Holley Driggs, Ltd. (included in Exhibit 5.1).	8-K	23.1	3/7/2024
23.1	Consent of Cozen O’Connor P.C. (included in Exhibit 5.2).	8-K	23.2	3/7/2024
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

Date: May 9, 2024	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dennis Logan
Dennis Logan
Chief Financial Officer
(Principal Financial and Accounting Officer)