Form 10-Q
period 2024-06-30
Planet 13 Holdings Inc.
filed 2024-08-08
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, there were 325,163,800 shares of common stock outstanding.

Planet 13 Holdings Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2024

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$26,669,774	$11,831,008
Restricted Cash	2,050,584	5,450,584
Accounts Receivable	1,077,045	1,195,927
Inventory	20,799,887	15,760,648
Assets held for sale	-	9,000,000
Prepaid Expenses and Other Current Assets	4,072,604	4,072,820
Total Current Assets	54,669,894	47,310,987

Plant, Property and Equipment	74,491,364	67,551,697
Intangible Assets	23,503,797	15,253,797
Goodwill	46,682,755	-
Right of Use Assets - Operating	41,348,972	20,054,369
Long-term Deposits and Other Assets	989,376	869,853
Deferred Tax Asset	747,619	706,038

TOTAL ASSETS	$242,433,777	$151,746,741

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current:
Accounts Payable	$2,441,225	$2,850,922
Accrued Expenses	8,910,590	6,097,641
Income Taxes Payable	11,372,454	4,782,538
Notes Payable - Current Portion	10,331,632	884,000
Operating Lease Liabilities	1,690,579	674,594
Total Current Liabilities	34,746,480	15,289,695

Long-Term Liabilities:
Operating Lease Liabilities	45,908,396	25,271,706
Other Long-term Liabilities	33,000	33,000
Deferred Tax Liability	3,685,698	3,511,559
Total Liabilities	84,373,574	44,105,960

SHAREHOLDERS' EQUITY
Common Stock, no par value, 1,500,000,000 shares authorized, 325,163,800 issued and outstanding at June 30, 2024 and 223,317,270 at December 31, 2023	-	-
Preferred Stock, no par value, 50,000,000 shares authorized, 0 issued and outstanding at June 30, 2024 and 0 at December 31, 2023	-	-
Additional Paid-In Capital	380,317,680	315,951,343
Deficit	(222,257,477)	(208,310,562)
Total Shareholders' Equity	158,060,203	107,640,781

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$242,433,777	$151,746,741

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars, except Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Revenues, net of discounts	$31,088,254	$25,832,711	$53,965,725	$50,748,107
Cost of Goods Sold	(15,251,527)	(13,950,477)	(27,644,519)	(27,983,062)
Gross Profit	15,836,727	11,882,234	26,321,206	22,765,045

Expenses:
General and Administrative	12,277,708	11,271,370	22,302,495	22,226,376
Sales and Marketing	1,517,640	1,332,498	2,808,377	2,668,237
Lease Expense	1,045,611	794,389	1,820,557	1,579,025
Impairment Loss	2,393,087	-	2,393,087	-
Depreciation	2,145,048	1,986,578	4,204,071	4,222,042
Total Expenses	19,379,094	15,384,835	33,528,587	30,695,680

Loss From Operations	(3,542,367)	(3,502,601)	(7,207,381)	(7,930,635)

Other Income (Expense):
Interest income, net	84,580	32,544	109,142	148,894
Foreign exchange gain (loss)	(6,945)	4,229	(10,042)	6,116
Change in fair value of warrant liability	-	-	-	18,127
Provision for misappropriated funds	-	-	-	(2,000,000)
Other income (expense), net	(557,479)	1,712,598	(443,730)	1,857,205
Total Other Income (Loss)	(479,844)	1,749,371	(344,630)	30,342

Loss Before Provision for Income Taxes	(4,022,211)	(1,753,230)	(7,552,011)	(7,900,293)

Provision For Income Taxes
Current Tax Expense	(3,898,486)	(2,904,644)	(6,262,346)	(5,169,732)
Deferred Tax Recovery	(152,449)	41,787	(132,558)	(26,212)
	(4,050,935)	(2,862,857)	(6,394,904)	(5,195,944)

Net Loss and Comprehensive Loss	$(8,073,146)	$(4,616,087)	$(13,946,915)	$(13,096,237)

Loss per Share
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.06)

Weighted Average Number of Shares of Common Stock
Basic and diluted	289,175,997	221,791,320	258,806,771	221,439,841

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Shares of Common Stock	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2022	220,470,061	295,838	$312,023,359	$(134,701,804)	$177,321,555

Share based Compensation - RSUs	-	-	1,323,618	-	1,323,618
Share based Compensation - RSUs - Taxes Paid in Lieu of Share Issuance			(267,526)		(267,526)
Shares Issued on Settlement of RSUs	714,416	-	-	-	-
Shares Issued on Exercise of Purchase Option	1,063,377	-	946,406	-	946,406
Net Loss for the Period	-	-	-	(13,096,237)	(13,096,237)

Balance, June 30, 2023	222,247,854	295,838	$314,025,857	$(147,798,041)	$166,227,816

Balance, December 31, 2023	223,317,270	-	$315,951,343	$(208,310,562)	$107,640,781

Share based Compensation - RSUs	-	-	129,477	-	129,477
Share based Compensation - RSUs - Taxes Paid in Lieu of Share Issuance	-	-	(45,833)	-	(45,833)
Shares Issued on Settlement of RSUs	1,224,278	-	-	-	-
Proceeds from public offering	18,750,000	18,750,000	11,250,000	-	11,250,000
Share issuance costs	-	-	(1,387,792)	-	(1,387,792)
Shares Issued in VidaCann Acquisition	81,872,252	-	54,420,485	-	54,420,485
Net Loss for the Period	-	-	-	(13,946,915)	(13,946,915)

Balance, June 30, 2024	325,163,800	18,750,000	$380,317,680	$(222,257,477)	$158,060,203

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In United States Dollars)

	Six Months Ended
	June 30,	June 30,
	2024	2023
CASH USED IN OPERATING ACTIVITIES
Net loss	$(13,946,915)	$(13,096,237)
Adjustments for items not involving cash:
Shared based compensation	129,477	1,323,618
Non-cash lease expense	747,863	2,559,990
Depreciation	6,249,458	6,230,026
Change in fair value of warrant liability	-	(18,127)
Deferred Tax Recovery	-	(4,340)
Lease incentive amortization	54,554	(52,231)
Loss on impairment of fixed assets	2,393,489	-
Loss on disposal of Intangible assets	762,091	-
Loss (gain) on disposal of fixed assets	86,140	(14,749)
	(3,523,843)	(3,072,050)

Net Changes in Non-cash Working Capital Items	7,731,109	(4,079,677)
Repayment of lease liabilities	(444,345)	(2,016,581)
Total Operating	3,762,921	(9,168,308)

FINANCING ACTIVITIES
RSU withholding taxes paid in lieu of share issuance	-	(267,526)
Proceeds from public share issuance	9,862,208	-
Net Cash From VidaCann Acquisition	589,666	-
VidaCann Acquisition-Cash Component	(4,000,000)	-
Total Financing	6,451,874	(267,526)

INVESTING ACTIVITIES
Purchase of property and equipment	(7,018,532)	(4,070,701)
Proceeds from sales of fixed assets	4,594	40,727
Purchase of 51% interest in Planet 13 Illinois	-	(866,250)
Proceeds from sale of Florida License, net of transaction costs	8,237,909	-
Total Investing	1,223,971	(4,896,224)

NET CHANGE IN CASH DURING THE PERIOD	11,438,766	(14,332,058)

CASH
Beginning of Period	17,281,592	38,789,604

End of Period	$28,720,358	$24,457,546

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

The Company is a vertically integrated cultivator and provider of cannabis and cannabis-infused products that is licensed under the laws of the States of Nevada, California, Illinois and Florida. We are licensed in these jurisdictions as follows: six Nevada cultivation licenses (three medical and three adult-use), six Nevada production licenses (three medical and three adult-use), three Nevada dispensary licenses (one medical and two adult-use), one Nevada adult-use consumption lounge license, one Nevada distribution license, one California medical and adult-use dispensary license, one California adult-use cultivation license, one California adult-use manufacturer license, two California distribution licenses, one California event organizer license, one Florida Medical Marijuana Treatment Center license (unlimited medical dispensaries, cultivation and processing), and one Illinois adult-use dispensary license.

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

These unaudited condensed consolidated interim financial statements were authorized for issuance by the Board of Directors of the Company on August 8, 2024.

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

These unaudited condensed consolidated interim financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at June 30, 2024	Jurisdiction of Incorporation	Ownership Interest 2024	Ownership Interest 2023	Nature of Business

MM Development Company, Inc. ("MMDC")	Nevada, USA	100%	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Management/holding company
LBC CBD LLC ("LBC")	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	100%	Holding company
Next Green Wave, LLC	California, USA	100%	100%	California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	100%	100%	Illinois license holding company
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company for By The Slice LLC
By The Slice, LLC	Nevada, USA	100%	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Real Prop, LLC	Florida, USA	100%	100%	Holding company
Planet 13 Lifestyles LLC	Nevada, USA	100%	0%	Retail sales of apparel and accessories
Club One Three, LLC	Nevada, USA	100%	100%	Inactive
Planet 13 Florida Inc.	Florida, USA	0%	100%	Florida license holding company
VidaCann, LLC	Florida, USA	100%	0%	Florida license holding company

ii)	Functional currency

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

	June 30,	December 31,
	2024	2023

Raw materials	$7,778,645	$5,810,800
Packaging and miscellaneous	2,235,151	1,758,152
Work in progress	6,038,434	3,375,296
Finished goods	4,747,657	4,816,400
	$20,799,887	$15,760,648

Cost of Inventory is recognized as an expense when sold and included in the cost of goods sold. During the three and six months ended June 30, 2024, the Company recognized $15,251,527 and $27,644,519 (2023 - $13,950,477 and $27,983,062) of inventory expensed to cost of goods sold.

4. Prepaid Expenses and Other Current Assets

	June 30,	December 31,
	2024	2023

Security deposits	$370,256	$306,561
Advertising and Marketing	32,468	27,222
Prepaid rent	895,882	410,313
Insurance	406,463	779,638
License fees	1,538,673	126,923
Miscellaneous	828,862	2,422,163
	$4,072,604	$4,072,820

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

5. Property and Equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2023	$6,691,107	$17,639,365	$13,843,385	$64,551,017	$5,583,614	$108,308,488
Additions	-	860,730	2,761,689	7,025,132	5,025,801	15,673,352
Transfers			226,094	1,750,712	(1,976,806)	-
Disposals	-	-	(43,653)	-	(2,456,047)	(2,499,700)
At June 30, 2024	$6,691,107	$18,500,095	$16,787,515	$73,326,861	$6,176,562	$121,482,140

Depreciation

At December 31, 2023	$262,259	$914,436	$8,803,434	$30,776,662	$-	$40,756,791
Additions	11,092	379,543	1,260,467	4,598,356	-	6,249,458
Disposals	-	-	(15,473)	-	-	(15,473)
At June 30, 2024	$273,351	$1,293,979	$10,048,428	$35,375,018	$-	$46,990,776

Carrying amount

At December 31, 2023	$6,428,848	$16,724,929	$5,039,951	$33,774,355	$5,583,614	$67,551,697
At June 30, 2024	$6,417,756	$17,206,116	$6,739,087	$37,951,843	$6,176,562	$74,491,364

As at June 30, 2024, costs related to the construction of facilities were capitalized as construction in progress and not depreciated. Once construction is completed, the construction in progress balance is moved to the appropriate fixed asset account and depreciation commences.

For the six months ended June 30, 2024, depreciation expense was $6,249,458 (2023 - $6,230,026) of which $2,045,387 (2023 - $2,007,984) was included in cost of goods sold and inventory.

During the six months ended June 30, 2024, $1,967,806 was transferred from Construction in Progress to the other fixed accounts (2023 - $0).

During the six months ended June 30, 2024, we recognized an impairment charge of $2,393,087 against the Construction In Progress assets relating to a building in Florida was written down to its estimated net recoverable value. (2023 - $0).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

6. Intangible Assets

	Retail Dispensary Santa Ana	Retail Dispensary Clark County	Cultivation and Production Clark County	Cultivation Coalinga CA	Retail Dispensary Waukegan IL	Florida MMTC License-VidaCann	Other	Total
Gross carrying amount

Balance, December 31, 2023	$6,151,343	$690,000	$709,798	$5,860,000	$1,812,656	$-	$30,000	$15,253,797
Additions	-	-	-	-	-	8,250,000	-	8,250,000
Balance at June 30, 2024	$6,151,343	$690,000	$709,798	$5,860,000	$1,812,656	$8,250,000	$30,000	$23,503,797

VidaCann Acquisition

On August 28, 2023, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with VidaCann, LLC (“VidaCann”), Loop’s Dispensaries, LLC (“Dispensaries”), Ray of Hope 4 Florida, LLC (“Ray of Hope”) and Loops Nursery & Greenhouses, Inc. (“Nursery” and together with Dispensaries and Ray of Hope, the “Sellers”), David Loop (“Loop”) and Mark Ascik (together with Loop, the “Indemnifying Members”) and Loop, solely in his capacity as Seller Representative, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company would acquire from the Sellers all of the membership interests in VidaCann (the “Transaction”).

On  May 9, 2024, the Company acquired 100% ownership interest of VidaCann, LLC. (“VidaCann”) and accounted for the transaction as a business combination acquisition pursuant to ASC 805.

VidaCann was established in 2003 and was formed for the purpose of cultivating and selling cannabis products in the state of Florida, where it owns and operates a cultivation and manufacturing facility.  The Company executed the VidaCann transaction in order to expedite its entrance into the attractive Florida cannabis market with an existing customer base and operational cultivation and manufacturing facilities.

Pursuant to the Purchase Agreement, the Company acquired VidaCann from the Sellers for agreed consideration at closing of the Transaction (the “Closing”) equal to the sum of: (i) 81,872,252 shares of common stock of the Company (the “Base Share Consideration”), of which 1,307,698 shares were issued to VidaCann’s industry advisor (the “VC Advisor”); (ii) a cash payment of US$4,000,000 (the “Closing Cash Payment”); and (iii) promissory notes issued by the Company to the Sellers in the aggregate principal amount of US$5,000,000, with each of the above components subject to adjustments as set out in the Purchase Agreement. Based on the closing price of the Company’s common shares of (CAD$0.9100) US$0.6647 on  May 9, 2024 on the Canadian Securities Exchange (the “CSE”) (based on the Bank of Canada CAD to USD exchange rate on May 9, 2024 of CAD$1.00=US$0.7304), the total consideration was valued at approximately US$63.4 million.  As contemplated by the definitive agreement, VidaCann continued to have US$3 million of bank indebtedness and US$1.5 million of related party notes to former VidaCann managers at the time of closing, which were assumed by the Company. The Seller of the majority interest in VidaCann also has the right to nominate a director to the Company’s board of directors effective the next business day following the Company’s 2024 annual meeting of stockholders in June. The Seller has selected David Loop, the former Chief Executive Officer of VidaCann, as its board nominee.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The VidaCann acquisition was deemed to be a business combination under ASC 805 and the Company is in the process of finalizing the purchase price allocation analysis related to this acquisition.  The initial purchase accounting is incomplete by the end of the reporting period ended June 30, 2024.  The Company expects to recognize additional assets and liabilities during the measurement period, as well as potential adjustments to the provisional estimates of fair value as new information is obtained.

The Company has allocated $8.25M of the purchase consideration above to the value of the Florida MMTC license obtained in the VidaCann acquisition.

The following table summarizes the interim allocation of consideration exchanged to the provisional estimated fair value of tangible and intangible assets acquired:

Consideration paid:

Cash	$4,000,000
Issuance of 81,872,252 Common Shares	54,420,485
Note Payable to Former VidaCann Shareholders	5,000,000
$63,420,485

Fair value of net assets acquired:

Cash	$589,666
Inventory	4,997,170
Prepaids and other assets	1,869,222
Property, plant and equipment	8,669,779
ROU Assets	21,371,614
Intangible assets	8,250,000
Goodwill	46,682,755
ROU Liabilities	(21,371,614)
Notes Payable	(4,447,632)
Accounts Payable and Accrued Liabilities	(3,190,475)
$63,420,485

The purchase price allocations for the VidaCann transaction reflect various fair value estimates and analyses relating to the determination of fair value of certain tangible and intangible assets acquired and residual goodwill. The Company determined the estimated fair value of the acquired working capital, and identifiable intangible assets and goodwill after review and consideration of relevant information including market data and management’s estimates. The estimated fair value of acquired working capital was determined to approximate carrying value.

The goodwill arising from the VidaCann transaction consists of expected synergies from combining operations of the Company and VidaCann, and intangible assets not qualifying for separate recognition such as formulations, proprietary technologies and acquired know-how. None of the goodwill is deductible for tax purposes.

VidaCann’s state cannabis license represented an identifiable intangible asset acquired in the amount of $8,250,000. The VidaCann cannabis license acquired has an indefinite life and as such will not be subject to amortization.

In connection with the VidaCann transaction, the Company expensed $270,563 of acquisition-related costs, which have been included in general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss for the period ended  June 30, 2024 and $909,363 for the period ended December 31, 2023.

VidaCann contributed $7,252,007 in Net Revenue, $4,777,909 in Gross Profit and $858,048 in Consolidated Comprehensive Net Income in the period ended June 30, 2024.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the revenue, gross profit and comprehensive loss that would have been reported if the acquisition had occurred at the beginning of the period indicated:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	As Reported	VidaCann	Pro Forma	As Reported	VidaCann	Pro Forma

Revenue, net of discounts	$31,088,254	$5,670,617	$36,758,871	$25,832,711	$8,375,659	$34,208,370
Gross Profit	15,836,727	1,221,176	17,057,903	11,882,234	3,957,536	15,839,770
Comprehensive Income (loss) for the period	(8,073,146)	(858,640)	(8,931,786)	(4,616,087)	1,608,028	(3,008,059)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	As Reported	VidaCann	Pro Forma	As Reported	VidaCann	Pro Forma

Revenue, net of discounts	$53,965,725	$18,181,672	$72,147,397	$50,748,107	$16,019,220	$66,767,327
Gross Profit	26,321,206	6,793,209	33,114,415	22,765,045	6,124,414	28,889,459
Comprehensive Income (loss) for the period	(13,946,915)	95,058	(13,851,857)	(13,096,237)	(645,149)	(13,741,386)

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

Florida License

On  January 22, 2024, the Company entered into a definitive agreement to sell its Planet 13 Florida, Inc. entity for $9,000,000 which, at the time of sale will hold no assets other than a Florida medical marijuana treatment center (“MMTC”) license.  The value of the Florida license at  December 31, 2023 was less than the carrying amount of the license. Consequently, the Company recorded an impairment charge of $46,846,866 against the carrying value of its Florida MMTC license. The impairment loss is reflected in the statement of operations and comprehensive loss under the caption “Impairment Loss.” During the fourth quarter of 2023, the Company committed to a plan to sell its Florida license. Accordingly, the license held by the Company's Florida subsidiary was presented as an asset held for sale on the consolidated balance sheet as of  December 31, 2023.  The sale of Planet 13 Florida, Inc was completed on May 6, 2024.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table provides the components of lease costs recognized in the unaudited interim condensed consolidated statement of operations and comprehensive loss for the six-month periods ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Operating lease costs	$1,799,330	$1,254,393	$3,063,515	$2,499,034
Short term lease expense	69,038	20,381	81,588	24,977
Total lease costs	$1,868,368	$1,274,774	$3,145,103	$2,524,011

Other information related to operating and finance leases as of and for the six months ended June 30, 2024 and 2023 are as follows:

	June 30, 2024	June 30, 2023
	Operating	Operating
	Lease	Lease

Weighted average discount rate	15.00%	15.00%
Weighted average remaining lease term	8.32	13.19

The maturity of the contractual undiscounted lease liabilities as of June 30, 2024 and  December 31, 2023 are:

	2024	2023
	Operating	Operating
	Lease	Lease

2024	$4,169,190	$4,226,472
2025	8,486,384	4,318,603
2026	8,540,277	4,323,725
2027	8,589,670	4,414,249
2028	8,712,717	4,585,323
2029	8,720,871	4,753,273
2030	7,875,247	-
Thereafter	65,130,158	46,355,092

Total undiscounted lease liabilities	120,224,514	72,976,737
Interest on lease liabilities	(72,625,539)	(47,030,437)
Total present value of minimum lease payments	47,598,975	25,946,300
Lease liability - current portion	(1,690,579)	(674,594)
Lease liability	$45,908,396	$25,271,706

Principally all leases relate to real estate.

For the three and six months ended June 30, 2024, the Company incurred $1,799,330 and $3,063,515 of operating lease costs (2023 - $1,254,393 and $2,499,034), of which $753,719 and $1,242,958 (2023 - $460,004 and 920,009) was allocated to cost of goods sold and inventory.

See Note 14 for additional supplemental cash flow information related to leases.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

8. Notes Payable

	June 30,	December 31,
	2024	2023

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	884,000	884,000
Promissory Note to Former VidaCann Shareholders	5,000,000	-
Promissory Note to La Fayette State Bank	2,947,632	-
Promissory Note to VidaCann former managers	1,500,000	-

	$10,331,632	$884,000
Less current portion	(10,331,632)	(884,000)
	$-	$-

Stated maturities of debt obligations are as follow:

Next 12 months Promissory Note		$10,331,632

9. Share Capital

The Company is authorized to issue 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

		Number of Shares of Common Stock

		June 30,	December 31,
		2024	2023
Common Stock
Balance at January 1		223,317,270	220,470,061
Shares issued on settlement of RSUs	i.	1,224,278	783,832
Shares issued on exercise of purchase option (Note 6)	ii.	-	1,063,377
Shares issued on legal settlement	iii.	-	1,000,000
Shares issued on public offering	iv.	18,750,000	-
Shares issued in VidaCann Acquisition	v.	81,872,252	-

Total shares of common stock outstanding		325,163,800	223,317,270

i. Shares issued for Restricted Share Units

During the six months ended June 30, 2024, 485,185 RSUs were awarded under the 2023 Equity incentive plan. 185,185 of these RSUs vested (of which 83,333 RSUs were surrendered in exchange for tax withholding payments), 1,224,278 of vested RSUs were settled and no RSUs were cancelled.  The Company did not receive any cash proceeds on the settlement of the RSUs.

During the year ended December 31, 2023, the Company issued 783,832 common shares on the settlement of RSUs that had vested during the period. The Company did not receive any cash proceeds on the settlement.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

ii. Shares issued on exercise of purchase option

On February 7, 2023, the Company acquired the 51% ownership interest in Planet 13 Illinois LLC pursuant to an option agreement in exchange for cash consideration and the issuance of 1,063,377 shares of common stock of the Company (See Note 6).

iii. Shares issued in legal settlement

On  November 14, 2023, pursuant to a settlement agreement, the Company issued 1,000,000 shares of common stock and paid $300,000 in consideration for settlement of claims advanced by the SDC parties against Next Green Wave Holdings, Inc.  As a result of our acquisition of Next Green Wave Holdings Inc. on  March 2, 2022, the Company assumed all the liabilities of Next Green Wave Holdings.  The value of the shares at time of settlement were CAD$1.00 with an exchange rate of 0.7287 CAD to USD for a total value of $728,700.

iv. Shares issued on public offering

On  March 7, 2024, the Company issued and sold 18,750,000 units of the Company (the “Units”) at a public offering price of $0.60 per unit (the "Offering").  Each Unit consisted of one share (each, a “Share”) of common stock, no par value, of the Company (“Common Stock”) and one warrant. Each warrant (a “Warrant”) entitles the holder to purchase one share of Common Stock for a period of 5 years following the closing date of the Offering at an exercise price of US$0.77, subject to adjustments in certain events.  Total gross proceeds to the Company were approximately US$11.3 million.

v. Shares issued in VidaCann acquisition

On  May 9, 2024, the Company issued 81,872,252 shares of common stock of Planet 13 (the “Share Consideration”); See note 6 above for details of the transaction.

10. Warrants

The following table summarizes the fair value of the warrant liability at June 30, 2024 and  December 31, 2023.

	June 30,	December 31,
	2024	2023

Balance - beginning of period	$-	$18,127
Expirations	-	(18,127)
Foreign exchange	-	-
Change in fair value	-	-
Balance - end of period	$-	$-

The warrant liability is adjusted to fair value on the date the warrants are exercised and at the end of each reporting period. The amount that is reclassified to equity on the date of exercise is the fair value at that date.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table summarizes the number of warrants outstanding at June 30, 2024 and  December 31, 2023.  The 18,750,000 warrants issued on March 7, 2024 have an expiry date of March 7, 2029.

	June 30, 2024	Weighted Average Exercise Price - USD	December 31, 2023	Weighted Average Exercise Price - CAD

Balance - beginning of period	-	$-	5,206,463	$8.88
Exercised	-	$-	-	$-
Issued	18,750,000	$0.77	-	$-
Expired	-	$-	(5,206,463)	$8.88
Balance - end of period	18,750,000	$0.77	-	$-

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

A total of 22,000,000 shares of Common Stock are available for grants under the 2023 Equity Plan and all other security based compensation arrangements of the Company, including the Prior Plans (the “Total Share Reserve”). Any outstanding awards under the Prior Plans on September 15, 2023 count towards the Total Share Reserve. As of September 15, 2023, 1,926,861 awards issued under the Prior Plans remained outstanding and, as of June 30, 2024, a maximum number of 19,102,769 shares of Common Stock are available for issuance under the 2023 Equity Plan, subject to adjustment pursuant to the terms of the 2023 Equity Plan.

(a) Stock Options

During the three and six months ended June 30, 2024 and the year ended December 31, 2023

No incentive stock options were granted during the three and six months ended June 30, 2024 or the year ended December 31, 2023.

The following table summarizes information about stock options outstanding at June 30, 2024:

	Exercise price	June 30, 2024	June 30, 2024	December 31, 2023	December 31, 2023
Expiry Date	CAD$	Outstanding	Exercisable	Outstanding	Exercisable

November 21, 2024	$1.31	185,203	185,203	185,203	185,203
February 27, 2025	$1.31	51,525	51,525	51,525	51,525
December 15, 2025	$3.06	269,075	269,075	269,075	269,075
September 30, 2026	$4.37	97,322	97,322	97,322	97,322
		603,125	603,125	603,125	603,125

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the continuity of stock options for the period presented:

	June 30, 2024	Weighted Average Exercise Price - CAD	December 31, 2023	Weighted Average Exercise Price - CAD

Balance - beginning of period	603,125	$2.58	792,518	$2.34
Expired	-	-	(189,393)	2.46
Balance - end of period	603,125	$2.58	603,125	$2.58

Share based compensation expense attributable to employee options was $0 and $0 for the six months ended June 30, 2024 and 2023, respectively.

The total intrinsic value of stock options exercised, outstanding and exercisable as of June 30, 2024 and December 31, 2023 was $0, $0 and $0, respectively.

(a) Restricted Share Units

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

The following table summarizes the RSUs that are outstanding as at June 30, 2024 and  December 31, 2023:

	June 30,	December 31,
	2024	2023

Balance - beginning of period	1,122,429	2,464,928
Issued	485,185	-
Exercised	(1,224,278)	(783,832)
Surrendered for taxes	(83,333)	(477,506)
Forfeited	-	(81,161)
Rounding adjustment	(3)	-
Balance - end of period	300,000	1,122,429

The Company recognized $25,139 and $129,477 in share-based compensation expense attributable to the RSU vesting schedule for the three and six months ended June 30, 2024 ($602,627 and $1,323,618 for the three and six months ended June 30, 2023).

During the six months ended June 30, 2024

485,185 RSU's were granted, and 185,185 RSUs vested and were exercised, of which 83,333 were surrendered in exchange for payment of tax withholdings.  The Company did not receive any cash proceeds from the settlement of the RSUs.

During the six months ended  June 30, 2023

No RSUs were granted, and 1,191,923 RSU's vested and were exercised, of which 477,507 were surrendered in exchange for payment of tax withholdings.  The Company did not receive any cash proceeds from the settlement of the RSU's.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

12. Loss Per Share

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Loss available to common shareholders	$(8,073,146)	$(4,616,087)	$(13,946,915)	$(13,096,237)

Weighted average number of shares outstanding, basic and diluted	289,175,997	221,791,320	258,806,771	221,439,841

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.06)

19,653,125 and 3,257,446 potentially dilutive securities for the three and six months ended June 30, 2024 and 2023, respectively, were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to the net losses for such periods.

13. General and Administrative

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Salaries and wages	$5,087,103	$3,874,046	$8,752,345	$7,544,118
Share based compensation	25,139	602,627	129,477	1,323,618
Executive compensation	671,876	736,104	1,304,238	1,467,281
Licenses and permits	590,784	609,844	1,152,400	1,251,446
Payroll taxes and benefits	993,755	857,998	1,967,030	1,730,171
Supplies and office expenses	99,117	347,112	339,937	666,198
Subcontractors	64,823	525,175	182,042	1,031,962
Professional fees (legal, audit and other)	2,692,175	2,373,634	4,863,214	4,585,433
Miscellaneous general and administrative expenses	2,052,936	1,344,830	3,611,812	2,626,149
	$12,277,708	$11,271,370	$22,302,495	$22,226,376

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

14. Supplemental Cash Flow Information

	Six Months Ended
	June 30,	June 30,
Change in Working Capital	2024	2023

Accounts Receivable	$118,882	$5,797
Inventory	(42,069)	(1,707,634)
Prepaid Expenses and Other Assets	1,697,031	961,556
Long-term Deposits and Other Assets	52,885	29,692
Deferred Tax Assets	(41,581)	27,963
Deferred Tax Liabilities	174,139	-
Accounts Payable	(914,548)	(266,599)
Accrued Expenses	96,454	(1,085,184)
Income Taxes Payable	6,589,916	(2,045,268)
	$7,731,109	$(4,079,677)

Cash Paid

Interest Paid on Leases	$2,250,057	$2,034,471
Income Taxes	$-	$4,250,000

Non-cash Financing and Investing Activities

Shares Issued on Exercise of Purchase Option	$-	$964,406
Lease additions	$22,097,020	$954,496
Fixed Asset Amounts in Accounts Payable	$69,197	$172,355
Reclassification of long term lease liabilities to current	$1,015,985	$65,883

15. Related Party Transactions and Balances

Related party transactions are summarized as follows:

For the three-month period ended  June 30, 2024, no amounts, other than compensation paid under employment contracts, were paid to related parties ( June 30, 2023 - $nil).

For the three-month period ended  June 30, 2024, no amounts were due to related parties ( December 31, 2023 - $nil).

16. Commitments and Contingencies

(a) Construction Commitments

The Company had $893,335 of outstanding construction commitments as of June 30, 2024 ( December 31, 2023 - $3,140,447).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

(b) Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at June 30, 2024, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At June 30, 2024, and December 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently has some notes payable that are interest bearing, as well as funds held in an interest bearing money market account.  Based on the balances involved, it is management’s opinion that the Company is not exposed to significant interest rate risk.

Price risk

Price risk is the risk that the trading price of the Company’s shares will fluctuate and adversely impact the Company, primarily due to the inability to raise additional funds through future stock offerings. The Company is not exposed to significant price risk.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Liquidity risk

The Company’s approach to managing risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of June 30, 2024, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases, notes payable and taxes. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been the public issuance of common equity. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

Concentration risk

The Company operates exclusively in Southern Nevada, Florida, and California and has a small presence in Illinois. Should economic conditions deteriorate within any of these regions, its results of operations and financial position would be negatively impacted.

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

18. Disaggregated Revenue

The following table presents the Company’s disaggregated revenue by sales channel:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Retail	$27,623,721	$21,359,936	$46,661,385	$41,712,902
Wholesale	3,464,533	4,472,775	7,304,340	9,035,205

Net revenues	$31,088,254	$25,832,711	$53,965,725	$50,748,107

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

The Company has secured a partial settlement with Casa Verde for the release of $3.4 million of the WAB Funds, which the Company received on January 31, 2024. The remaining approximately $2 million of the WAB Funds (the “Remaining Levied Funds”) is still in the possession of the Sheriff’s Office while litigation is ongoing. The Company has not relinquished any right to the Remaining Levied Funds and continues to pursue their return. A hearing on the ultimate disposition of the Remaining Levied Funds is pending.

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

The loss provision for the six months ended June 30, 2024 was $0, compared to a loss of $2,000,000 for the six months ended June 30, 2023.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

21. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three and six months ended June 30, 2024. It is supplemental to, and should be read in conjunction with, our unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2024 and 2023, and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

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

As of June 30, 2024, we employed approximately 1,000 people and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensaries, while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California licensed cannabis cultivation, production and distribution activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing activities, (d) VidaCann, LLC (“VidaCann”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) Planet 13 Illinois, LLC (“Planet 13 Illinois”) which holds our Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

Nevada

As of June 30, 2024, we held the following licensed cannabis operations in Nevada: (a) one dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) one 2,300 square foot consumption lounge co-located with the Planet 13 Las Vegas Superstore, (d) three production facilities, one of which is co-located and customer-facing at the superstore in Las Vegas with 18,500 square feet of licensed production, (e) three cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and one small indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, and (f) one distribution license.

At the Planet 13 Las Vegas Superstore, we also offer ancillary services to our customers, including a restaurant with a liquor license, a retail store, and our online cannabidiol (“CBD”) store which also sells products in our facility.

California

As of June 30, 2024, we held the following licensed operations in California: (a) an adult-use and medical dispensary superstore co-located with a distribution license at our 33,000 square foot facility in Santa Ana which we built and opened on July 1, 2021 (the “Planet 13 OC Superstore”), (b) an adult-use medium indoor cultivation license co-located with a distribution license at our 35,000 square foot facility in Coalinga, and (c) an adult-use manufacturer Type 6 license at a 4,000 square foot facility in Coalinga.

Florida

As of June 30, 2024, we are continuing capital outlays to utilize our Florida MMTC license. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of June 30, 2024, there were 25 companies with MMTC licenses in Florida, several of which are not yet operational. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate.

See Recent Developments for further information related to the Company’s Florida operations and its sale of Planet 13 Florida Inc. and the acquisition of VidaCann, LLC.

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

On February 3, 2023, the Company, through its wholly owned subsidiary Planet 13 Chicago, LLC, closed on the purchase of a $2,500,000 real property for a dispensing location in Waukegan, Illinois, for an approximately 8,000 square foot building on 1.9 acres, previously occupied by a financial institution tenant. The dispensary opened on December 4, 2023. The town of Waukegan is suburb of the greater Chicago area and close to the Illinois-Wisconsin state border.

COVID-19 Pandemic Update for Second Quarter 2024

The long-term economic impact of COVID-19 remains unknown and may result in significant impact or changes to ongoing international or national fiscal or enforcement policies, inflation, supply chains, customer purchasing and shopping habits, and other key metrics, any of which could have a significant or material negative effect on the Company.

Recent Developments

The following are recent developments occurring in the three months ended June 30, 2024, and following that period until the filing date of this Form 10-Q:

Sale of Planet 13 Florida; VidaCann Acquisition

On May 6, 2024, we closed the previously announced sale of Planet 13 Florida Inc. (“Planet 13 Florida”), following the previously announced approval from the Florida Office of Medical Marijuana Use on April 26, 2024. We sold 100% of our equity interests of Planet 13 Florida in exchange for US$9,000,000. On May 10, 2024, we formally closed our acquisition (“Acquisition”) of VidaCann, LLC (“VidaCann”) that had closed escrow on May 9, 2024, a Florida Medical Marijuana Treatment Center, which added the following to the Planet 13 portfolio: 26 medical dispensaries, 272,000 square feet of canopy space located on a 160-acre parcel of land which will allow for as much expansion of cultivation and manufacturing activities as needed, and a 7,000 square-foot manufacturing facility. Pursuant to the Acquisition, we acquired VidaCann for approximately US$63.4 million, consisting of: (i) 81,872,252 common shares of Planet 13; (ii) US$4 million in cash; and (iii) US$5 million aggregate principal amount of promissory notes, with each of the above components subject to subject to adjustments as set out in the Membership Interest Purchase Agreement, as more fully described in the Current Report on Form 8-K filed with the SEC on May 14, 2024.

We intend to continue building on VidaCann’s track record of success by adding indoor cultivation to widen the selection at VidaCann stores. We will also bring our award-winning and hugely successful Nevada brands to Florida to continue improving per-store economics. In addition to enhancing per-store revenue generation, we expect to selectively add stores to round out coverage of VidaCann’s network and explore adding SuperStores to tier-one tourist destinations based on the outcome of the adult-use ballot initiative in Florida scheduled for the November 5, 2024 election.

Results of Operations

	Three Months Ended
	June 30,	June 30,	Percentage
Expressed in USD$	2024	2023	Change
Revenue
Net revenue	31,088,254	25,832,711	20.3%
Cost of Goods Sold	(15,251,527)	(13,950,477)	9.3%
Gross Profit	15,836,727	11,882,234	33.3%
Gross Profit Margin %	50.9%	46.0%

Expenses
General and Administrative	12,277,708	11,271,370	8.9%
Sales and Marketing	1,517,640	1,332,498	13.9%
Lease expense	1,045,611	794,389	31.6%
Impairment loss	2,393,087	—	-
Depreciation and Amortization	2,145,048	1,986,578	8.0%
Total Expenses	19,379,094	15,384,835	26.0%

Income (Loss) From Operations	(3,542,367)	(3,502,601)	1.1%

Other Income (Expense):
Interest income, net	84,580	32,544	159.9%
Foreign exchange gain (loss)	(6,945)	4,229	(264.2)%
Other income (expense), net	(557,479)	1,712,598	(132.6)%
Total Other Income	(479,844)	1,749,371	(127.4)%

Loss for the period before tax	(4,022,211)	(1,753,230)	129.4%
Provision for income tax (current and deferred)	4,050,935	2,862,857	41.5%
Loss for the period	(8,073,146)	(4,616,087)	74.9%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.03)	$(0.02)

Weighted Average Number of Shares Outstanding
Basic and diluted	289,175,997	221,791,320

	Six Months Ended
	June 30,	June 30,	Percentage
Expressed in USD$	2024	2023	Change
Revenue
Net revenue	53,965,725	50,748,107	6.3%
Cost of Goods Sold	(27,644,519)	(27,983,062)	(1.2)%
Gross Profit	26,321,206	22,765,045	15.6%
Gross Profit Margin %	48.8%	44.9%

Expenses
General and Administrative	22,302,495	22,226,376	0.3%
Sales and Marketing	2,808,377	2,668,237	5.3%
Lease expense	1,820,557	1,579,025	15.3%
Impairment loss	2,393,087	—	-
Depreciation and Amortization	4,204,071	4,222,042	(0.4)%
Total Expenses	33,528,587	30,695,680	9.2%

Income (Loss) From Operations	(7,207,381)	(7,930,635)	(9.1)%

Other Income (Expense):
Interest income, net	109,142	148,894	(26.7)%
Foreign exchange gain (loss)	(10,042)	6,116	(264.2)%
Change in fair value of warrants	—	18,127	(100.0)%
Other income (expense), net	(443,730)	1,857,205	(123.9)%
Total Other Income	(344,630)	2,030,342	(117.0)%

Loss for the period before tax	(7,552,011)	(7,900,293)	(4.4)%
Provision for income tax (current and deferred)	(6,394,904)	(5,195,944)	23.1%
Loss for the period	(13,946,914)	(13,096,237)	6.5%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.05)	$(0.06)

Weighted Average Number of Shares Outstanding
Basic and diluted	258,806,771	221,439,841

We experienced an increase in net revenue of 20.3% during the three months ended June 30, 2024 and an increase of 6.3% during the six months ended June 30, 2024 when compared to the three and six months ended June 30, 2023. The increase is primarily attributable to the acquisition of VidaCann that closed on May 10, 2024. The results for the  six months ended June 30, 2024 include six weeks of VidaCann operations that were not owned by the Company in the prior year period. The addition of revenue from the VidaCann operations more than offset the reduction in the number of customers and size of the average ticket at our Planet 13 Las Vegas Superstore location compared to the prior year periods. Wholesale revenue in California and Nevada decreased by $1,017,241 during the three months ended June 30, 2024 and decreased by $1,730,865 during the six months ended June 30, 2024 when compared to the prior year periods. Overall, net revenue increased by $5,255,543 during the three months ended June 30, 2024 when compared to the three months ended June 30, 2023, and revenue increased by $3,217,618 during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. We believe that a potential economic downturn and increase in inflation, including the increase in the price of gasoline and the increase in interest rates, combined to reduce the disposable income of our customers during the six months ended June 30, 2024 and also had an impact on the number of customers and tourists visiting the Planet 13 Las Vegas Superstore and our other retail locations during the six months ended June 30, 2024 when compared to the prior year period. These declines were more than offset by the inclusion of 6 weeks of operations from VidaCann.

Details of net revenue by product category are as follows:

	Three Months Ended
	June 30,	June 30,	Percentage
	2024	2023	Change
Flower	$11,580,127	$8,508,916	36.1%
Concentrates	9,616,344	7,134,512	34.8%
Edibles	5,033,261	4,301,583	17.0%
Topicals and Other Revenue	1,393,989	1,405,926	(0.8)%
Wholesale	3,464,533	4,481,774	(22.7)%
Net revenue	$31,088,254	$25,832,711	20.3%

	Six Months Ended
	June 30,	June 30,	Percentage
	2024	2023	Change
Flower	$18,810,294	$16,011,313	17.5%
Concentrates	16,638,057	14,109,618	17.9%
Edibles	8,832,298	8,958,876	(1.4)%
Topicals and Other Revenue	2,380,736	2,633,096	(9.6)%
Wholesale	7,304,340	9,035,205	(19.2)%
Net revenue	$53,965,725	$50,748,107	6.3%

Gross profit margin for the three months ended June 30, 2024 was 50.9% compared to 46.0% for the three months ended June 30, 2023 and was 48.8% for the six months ended June 30, 2024 compared to 44.9% for the six months ended June 30, 2023. The increase in gross profit margin for the three and six months ended June 30, 2024 was a result of a decrease in retail sales incentives during the period and a reduction in the level of wholesale revenue, both from our Nevada and California wholesale operations, that have an inherently lower gross margin than retail sales revenue.

The costs of internal cultivation have continued to trend down as we continue to improve our yields and cultivation efficiency across all of our cultivation facilities. In addition, margin enhancement through the creation of internally generated brands, such as TRENDI, Leaf & Vine, HaHa Gummies, Dreamland Chocolate, HaHa Beverages and Medizin, that were sold in our own stores continued to have a positive impact on gross margins during the three and six months ended June 30, 2024, helping to partially offset the lower margins received on the sale of wholesale product and sales to local customers in the State of Nevada. Margins on retail sales from the 6 weeks of VidaCann LLC operations also had a positive impact on the overall level of gross margins. We anticipate that margins will trend upward as tourist customers return to Las Vegas and the Planet 13 Las Vegas Superstore in greater numbers and through our ability to produce our award-winning brands in California and introduce those brands into our Planet 13 OC store and across the Florida store network.

Our premium cultivation facilities were operating near capacity during the three and six months ended June 30, 2024 and June 30, 2023, respectively. The amount of cannabis grown during the period increased when compared to the prior year period due to higher yields across all of our cultivation facilities during the period. The wholesale flower market in California continues to stabilize and we have seen increases in both demand and the price received for premium indoor grown flower during the three and six months ended June 30, 2024. The VidaCann cultivation operations were also operating at or near capacity during the 6 weeks that they were owned by Planet 13.  We have begun implementing improvements to the Florida cultivation operations which should increase the availability of premium flower and other products across the Florida store network.

Overall gross profit was $15,836,727 and $11,882,234 for the three months ended June 30, 2024 and 2023 respectively, an increase of 33.3%, and was $26,321,206 and $22,765,045 for the six months ended June 30, 2024 and 2023, respectively, an increase of 15.6%. General and Administrative (“G&A”) expenses (which include non-cash share-based compensation expenses) increased by 8.9% during the three months ended June 30, 2024 when compared to the three months ended June 30, 2023 and increased by 0.3% for the six months ended June 30, 2024 compared to June 30, 2023.Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 39.4% for the three months ended June 30, 2024, (41.1% for the six months ended June 30, 2024) compared to 41.3% for the three months ended June 30, 2023. (41.2% for the six months ended June 30, 2023).

A detailed breakdown of G&A expenses is as follows:

	Three Months Ended
	June 30,	June 30,	Percentage
	2024	2023	Change
Salaries and wages	$5,087,103	$3,874,046	31.3%
Share-based compensation expense	25,139	602,627	(95.8)%
Executive compensation	671,876	736,104	(8.7)%
Licenses and permits	590,784	609,844	(3.1)%
Payroll taxes and benefits	993,755	857,998	15.8%
Supplies and office expenses	99,117	347,112	(71.4)%
Subcontractors	64,823	525,175	(87.7)%
Professional fees (legal, audit and other)	2,692,175	2,373,634	13.4%
Miscellaneous general and administrative expenses	2,052,936	1,344,830	52.7%
	$12,277,708	$11,271,370	8.9%

	Six Months Ended
	June 30,	June 30,	Percentage
	2024	2023	Change
Salaries and wages	$8,752,345	$7,544,118	16.0%
Share-based compensation expense	129,477	1,323,618	(90.2)%
Executive compensation	1,304,238	1,467,281	(11.1)%
Licenses and permits	1,152,400	1,251,446	(7.9)%
Payroll taxes and benefits	1,967,030	1,730,171	13.7%
Supplies and office expenses	339,937	666,198	(49.0)%
Subcontractors	182,042	1,031,962	(82.4)%
Professional fees (legal, audit and other)	4,863,214	4,585,433	6.1%
Miscellaneous general and administrative expenses	3,611,812	2,626,149	37.5%
	$22,302,495	$22,226,376	0.3%

Non-cash, share-based compensation of $25,139 was recognized during the three months ended June 30, 2024, decreasing from $602,627 that was recognized during the three months ended June 30, 2023. During the six months ended June 30, 2024, non-cash, share-based compensation expense of $129,477 was recognized compared to $1,323,618 for the six months ended June 30, 2023. The decrease is attributable to the vesting schedule for both Restricted Share Units (“RSUs”) and incentive stock options that were previously granted, particularly the net 3,954,213 RSUs that were granted on April 18, 2021, that vested 1/3 on December 1, 2021 and 1/3 on December 1, 2022, and 1/3 on December 1, 2023.  Compared to the 485,185 RSUs granted on March 22, 2024, of which 185,185 vested immediately.  These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs. See Note 12 to our audited consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2023, for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses increased by 13.9% or $185,142 during the three months ended June 30, 2024 when compared to the three months ended  June 30, 2023, (increased by 5.3% or $140,140 for the six months ended June 30, 2024, when compared to the three months ended June 30, 2023). The increase was a result of us continuing to refine our marketing efforts to optimize marketing spend on initiatives that drive increased customer traffic to the Planet 13 Las Vegas Superstore, the Planet 13 OC Superstore, and the Medizin dispensary in Nevada as well as the addition of sales and marketing activities related to our Florida operations.

Lease expense increased by 31.6% during the three months ended June 30, 2024, when compared to the three months ended June 30, 2023 (increased 15.3% during the six months ended June 30, 2024, compared to the six months ended June 30, 2023) due to the addition of a number of Florida locations as well as increases in the amount of contracted lease rates for our leased properties during the period.

Depreciation and amortization increased by 8.0% during the three months ended June 30, 2024, when compared to the prior year period (decreased 0.4% during the six-month period) as a result of the acquisition of VidaCann.

We recorded an impairment loss of $2,393,087 for the three and six months ended June 30, 2024 ($0 for the three and six months ended June 30, 2023) related to the write-down to net realizable value of construction in process assets for a steel building kit structure at our Florida operations that is no longer going to be used in the operations.

Interest expense, net was $84,580 incurred during the three months ended June 30, 2024, compared to interest expense, net of $32,544 incurred during the three months ended June 30, 2023 (interest expense, net was $109,142 and $148,894 for the six months ended June 30, 2024 and 2023, respectively). Interest expense is related to accrued interest on our long-term debt that is due and payable on demand. The balance of long-term debt as of June 30, 2024, was $10,331,632 compared to $884,000 as of December 31, 2023.

We conduct our operations in both United States dollars and Canadian dollars, holding financial assets and incurring expenses in both currencies, and holding all of our currency in US Dollars. The foreign currency gains/losses reflect fluctuations in the underlying exchange rates on the dates expenses are incurred compared to when they are paid. It is our policy not to hedge our CAD exposure.

Warrants are accounted for in accordance with the applicable authoritative accounting guidance in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), as derivative liabilities based on the specific terms of the warrant agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss. During the three and six months ended June 30, 2024, the change in fair value of the warrants resulted in a gain of $0 (gain of $18,127 during the six months ended June 30, 2023).

Other income (expense), consisting of a loss on transaction costs relating to the sale of Planet 13 Florida, Automated Teller Machine (“ATM”) fees, and other miscellaneous income/expense was income of $557,479 for the three months ended June 30, 2024, compared to other income consisting of a gain on Employee Retention Credits, ATM fees, and other miscellaneous income/expense of $1,712,598 for the three months ended June 30, 2023.

Income tax expense for the three months ended June 30, 2024, was $4,050,935 compared to $2,862,857 for the prior year period. Income tax expense was $6,394,904 for the six months ended June 30, 2024 compared to $5,195,944 for the six months ended June 30, 2023. The tax expense increased due to the increase in taxable profitability during the three and six months ended June 30, 2024, when compared to the three and six months ended June 30, 2023. We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the three months ended June 30, 2024, was $8,073,146 (($0.03) per share) compared to an overall net loss of $4,616,087 (($0.02) per share) for the three months ended June 30, 2023. The overall net loss for the six months ended June 30, 2024 was $13,946,914 (($0.05) per share) compared to an overall net loss of $13,096,237 (($0.06) per share) for the six months ended June 30, 2023.

Segmented Disclosure

The Company determined that each of its locations represents an operating segment. These operating segments have been aggregated into a single reportable segment as the Company operates as a vertically integrated cannabis company with dispensary, cultivation, production and distribution operations in the State of Nevada; dispensary, cultivation and distribution operations in the State of California; dispensary operations in the State of Illinois; and vertically integrated dispensary, cultivation, and production operations in the State of Florida.

Liquidity and Capital Resources

As of June 30, 2024, our financial instruments consist of cash, deposits, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of June 30, 2024, we had working capital of $23,821,900 compared to working capital of $32,021,292 as of December 31, 2023. The Company believes that it has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, the planned build-out of its operations in Florida, and the further expansion of operations in Nevada and California.

The following table relates to the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash flows provided by operating activities	$3,762,921	$(9,168,308)
Cash flows provided by investing activities	1,223,971	(4,896,224)
Cash flows provided by financing activities	6,451,874	(267,526)

Cash Flows from Operating Activities

Net cash provided by operating activities was $3,762,921 for the six months ended June 30, 2024, compared to cash used in operating activities of $9,168,308 for the six months ended June 30, 2023. A significant portion of the increase in cash provided by operating activities is directly attributable to the net change in certain working capital items during the six months ended June 30, 2024, when compared to the six months ended June 30, 2023.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities was $1,223,971 for the six months ended June 30, 2024, compared to net cash used in investing activities of $4,896,224 for the six months ended June 30, 2023.  The cash provided by investing activities for the six months ended June 30, 2024 was a result of the net cash received after factoring in the sale of Planet 13 Florida during the period that more than offset the cash used on the purchase of property and equipment during the period. No such cash inflow occurred during the prior year period.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6,451,874 during the six months ended June 30, 2024, compared to net cash used in financing activities of $267,526 for the six months ended June 30, 2023. The increase was a result of the net cash proceeds received on the closing of an equity financing in March 2024 offset by cash used in the acquisition of VidaCann.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2024, or as of December 31, 2023, or as of the date hereof.

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

In connection with the preparation of this Form 10-Q, as of June 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were ineffective as of June 30, 2024 due to the identification of the material weaknesses discussed below.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon that assessment, our management, including the co-CEOs and CFO, concluded that our internal controls over financial reporting were ineffective as of June 30, 2024 and December 31, 2023 due to the identification of the material weaknesses discussed below.

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

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies, in the aggregate, represent material weaknesses in our internal control over financial reporting.  Accordingly, we concluded that our internal controls over financial reporting and disclosure controls and procedures were not effective as of December 31, 2023. These material weaknesses resulted in an increase to the net loss for the three and six months ended June 30, 2024 by $0 and $0, respectively, and an increase to the net loss for the three and six months ended June 30, 2023 by $0 and $2,000,000, respectively.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On January 22, 2024, the Company initiated a lawsuit in Los Angeles County Superior Court in Santa Monica, California against El Capitan, El Capitan’s founder and Chief Executive Officer—Andrew Nash, Casa Verde, Casa Verde’s Managing Member—Karan Wadhera, and Jamie Nash, the spouse of Andrew Nash (collectively, the “Defendants”) seeking approximately $16.5 million in compensatory damages and other relief, including the recovery of fees and costs associated with the legal proceedings. The Company alleges that each Defendant is liable for their involvement in a scheme to defraud the Company of funds managed by El Capitan in its capacity as the Company’s fiduciary. The Company is vigorously pursuing its rights against the Defendants and intends to act quickly to enact all necessary remedies available. The Company will continue to vigorously pursue its rights to reclaim the funds that it entrusted to El Capitan and will pursue recovery of its funds through all legally available means, including as appropriate, through cooperation with law enforcement.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith
10.1#	Agreement of Lease by and between Loop’s Nursery & Greenhouses, Inc., a Florida corporation and Family Trust Created Under the Ruth F. Loop Revocable Trust Dated November 1, 1991, as Amended, a Florida revocable trust as Landlord and VidaCann, LLC, a Florida limited liability company as Tenant, concerning 4842 & 4844 Race Track Road, St. John’s County, Florida 32259, dated August 25, 2023.				✓
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

# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain confidential portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibit will be furnished to the SEC upon request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2024	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dennis Logan
Dennis Logan
Chief Financial Officer
(Principal Financial and Accounting Officer)