Form 10-Q
period 2024-09-30
Planet 13 Holdings Inc.
filed 2024-11-08
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, there were 325,163,800 shares of common stock outstanding.

true

Planet 13 Holdings Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2024

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$27,411,087	$11,831,008
Restricted Cash	2,050,584	5,450,584
Accounts Receivable	1,294,581	1,195,927
Inventory	22,804,161	15,760,648
Assets held for sale	-	9,000,000
Prepaid Expenses and Other Current Assets	4,619,996	4,072,820
Total Current Assets	58,180,409	47,310,987

Plant, Property and Equipment	73,402,207	67,551,697
Intangible Assets	23,503,797	15,253,797
Goodwill	45,230,595	-
Right of Use Assets - Operating	40,913,500	20,054,369
Long-term Deposits and Other Assets	998,815	869,853
Deferred Tax Asset	729,435	706,038

TOTAL ASSETS	$242,958,758	$151,746,741

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current:
Accounts Payable	$4,402,574	$2,850,922
Accrued Expenses	10,554,795	6,097,641
Income Taxes Payable	15,593,678	4,782,538
Notes Payable - Current Portion	10,331,632	884,000
Operating Lease Liabilities	1,733,348	674,594
Total Current Liabilities	42,616,027	15,289,695

Long-Term Liabilities:
Operating Lease Liabilities	45,697,988	25,271,706
Other Long-term Liabilities	33,000	33,000
Deferred Tax Liability	3,937,314	3,511,559
Total Liabilities	92,284,329	44,105,960

SHAREHOLDERS' EQUITY
Common Stock, no par value, 1,500,000,000 shares authorized, 325,163,800 issued and outstanding at September 30, 2024 and 223,317,270 at December 31, 2023	-	-
Preferred Stock, no par value, 50,000,000 shares authorized, 0 issued and outstanding at September 30, 2024 and 0 at December 31, 2023	-	-
Additional Paid-In Capital	380,343,096	315,951,343
Deficit	(229,668,667)	(208,310,562)
Total Shareholders' Equity	150,674,429	107,640,781

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$242,958,758	$151,746,741

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars, except Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Revenues, net of discounts	$32,159,070	$24,788,239	$86,124,795	$75,536,347
Cost of Goods Sold	(15,463,050)	(13,715,307)	(43,107,569)	(41,698,369)
Gross Profit	16,696,020	11,072,932	43,017,226	33,837,978

Expenses:
General and Administrative	14,772,846	11,340,678	37,075,341	33,567,055
Sales and Marketing	1,572,549	1,348,266	4,380,926	4,016,503
Lease Expense	1,320,018	767,860	3,140,575	2,346,885
Impairment Loss	-	39,649,448	2,393,087	39,649,448
Depreciation	2,355,052	1,965,607	6,559,123	6,187,650
Total Expenses	20,020,465	55,071,859	53,549,052	85,767,541

Loss From Operations	(3,324,445)	(43,998,927)	(10,531,826)	(51,929,563)

Other Income (Expense):
Interest income, net	30,263	10,834	139,405	159,728
Foreign exchange gain (loss)	(3,066)	203	(13,108)	6,318
Change in fair value of warrant liability	-	-	-	18,127
Provision for misappropriated funds	-	-	-	(2,000,000)
Other income (expense), net	376,717	98,861	(67,013)	1,956,064
Total Other Income (Loss)	403,914	109,898	59,284	140,237

Loss Before Provision for Income Taxes	(2,920,531)	(43,889,029)	(10,472,542)	(51,789,326)

Provision For Income Taxes
Current Tax Expense	(4,220,945)	(2,401,672)	(10,483,291)	(7,571,404)
Deferred Tax Recovery	(269,714)	36,465	(402,272)	10,253
	(4,490,659)	(2,365,207)	(10,885,563)	(7,561,151)

Net Loss and Comprehensive Loss	$(7,411,190)	$(46,254,236)	$(21,358,105)	$(59,350,477)

Loss per Share
Basic and diluted loss per share	$(0.02)	$(0.21)	$(0.08)	$(0.27)

Weighted Average Number of Shares of Common Stock
Basic and diluted	325,163,800	222,080,513	281,087,233	221,712,138

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Shares of Common Stock	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2022	220,470,061	295,838	$312,023,359	$(134,701,804)	$177,321,555

Expirations	-	(295,838)	-	-	-
Share based Compensation - RSUs	-	-	1,926,595	-	1,926,595
Share based Compensation - RSUs - Taxes Paid in Lieu of Share Issuance	-	-	(267,526)	-	(267,526)
Shares Issued on Settlement of RSUs	714,416	-	-	-	-
Shares Issued on Exercise of Purchase Option	1,063,377	-	946,406	-	946,406
Net Loss for the Period	-	-	-	(59,350,477)	(59,350,477)

Balance, September 30, 2023	222,247,854	-	$314,628,834	$(194,052,281)	$120,576,553

Balance, December 31, 2023	223,317,270	-	$315,951,343	$(208,310,562)	$107,640,781

Share based Compensation - RSUs	-	-	154,893	-	154,893
Share based Compensation - RSUs - Taxes Paid in Lieu of Share Issuance	-	-	(45,833)	-	(45,833)
Shares Issued on Settlement of RSUs	1,224,278	-	-	-	-
Proceeds from public offering	18,750,000	18,750,000	11,250,000	-	11,250,000
Share issuance costs	-	-	(1,387,792)	-	(1,387,792)
Shares Issued in VidaCann Acquisition	81,872,252	-	54,420,485	-	54,420,485
Net Loss for the Period	-	-	-	(21,358,105)	(21,358,105)

Balance, September 30, 2024	325,163,800	18,750,000	$380,343,096	$(229,668,667)	$150,674,429

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In United States Dollars)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
CASH USED IN OPERATING ACTIVITIES
Net loss	$(21,358,105)	$(59,350,477)
Adjustments for items not involving cash:
Shared based compensation	154,893	1,926,595
Non-cash lease expense	1,264,904	3,840,610
Depreciation	9,829,358	9,184,602
Change in fair value of warrant liability	-	(18,127)
Deferred Tax Recovery	-	(6,509)
Lease incentive amortization	81,832	(78,347)
Loss on impairment of fixed assets	2,393,087	-
Loss on impairment of intangible assets	-	39,649,448
Loss on disposal of Intangible assets	762,091	-
Loss (gain) on disposal of fixed assets	88,849	153
	(6,783,091)	(4,852,052)

Net Changes in Non-cash Working Capital Items	14,146,701	(3,256,283)
Repayment of lease liabilities	(720,831)	(3,078,748)
Total Operating	6,642,779	(11,187,083)

FINANCING ACTIVITIES
RSU withholding taxes paid in lieu of share issuance	-	(267,526)
Proceeds from public share issuance	9,862,208	-
Net Cash From VidaCann Acquisition	911,715	-
VidaCann Acquisition-Cash Component	(4,000,000)	-
Total Financing	6,773,923	(267,526)

INVESTING ACTIVITIES
Purchase of property and equipment	(9,481,532)	(6,043,180)
Proceeds from sales of fixed assets	7,000	64,876
Purchase of 51% interest in Planet 13 Illinois	-	(866,250)
Proceeds from sale of Florida License, net of transaction costs	8,237,909	-
Total Investing	(1,236,623)	(6,844,554)

NET CHANGE IN CASH DURING THE PERIOD	12,180,079	(18,299,163)

CASH
Beginning of Period	17,281,592	38,789,604

End of Period	$29,461,671	$20,490,441

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

The Company is a vertically integrated cultivator and provider of cannabis and cannabis-infused products that is licensed under the laws of the States of Nevada, California, Illinois and Florida. We are licensed in these jurisdictions as follows: three Nevada medical and adult-use cultivation licenses, three Nevada medical and adult-use production licenses, two Nevada medical and adult-use dispensary licenses, one Nevada adult-use consumption lounge license, one Nevada distribution license, one California medical and adult-use dispensary license, one California adult-use cultivation license, one California adult-use manufacturer license, two California distribution licenses, one California event organizer license, one Florida Medical Marijuana Treatment Center license (unlimited medical dispensaries, cultivation and processing), and one Illinois adult-use dispensary license.

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

These unaudited condensed consolidated interim financial statements were authorized for issuance by the Board of Directors of the Company on November 8, 2024.

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

These unaudited condensed consolidated interim financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at September 30, 2024	Jurisdiction of Incorporation	Ownership Interest 2024	Ownership Interest 2023	Nature of Business

MM Development Company, Inc. ("MMDC")	Nevada, USA	100%	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Management/holding company
LBC CBD LLC ("LBC")	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	100%	Holding company
Next Green Wave, LLC	California, USA	100%	100%	California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	100%	100%	Illinois license holding company
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company for By The Slice LLC
By The Slice, LLC	Nevada, USA	100%	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Real Prop, LLC	Florida, USA	100%	100%	Holding company
Planet 13 Lifestyles LLC	Nevada, USA	100%	0%	Retail sales of apparel and accessories
Club One Three, LLC	Nevada, USA	100%	100%	Inactive
Planet 13 Florida Inc.	Florida, USA	0%	100%	Florida license holding company
VidaCann, LLC	Florida, USA	100%	0%	Florida license holding company
Planet 13 Innovations LLC	Nevada, USA	100%	0%	Intellectual property holding company

ii)	Functional currency

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

	September 30,	December 31,
	2024	2023

Raw materials	$9,500,357	$5,810,800
Packaging and miscellaneous	1,914,244	1,758,152
Work in progress	6,952,036	3,375,296
Finished goods	4,437,524	4,816,400
	$22,804,161	$15,760,648

Cost of Inventory is recognized as an expense when sold and included in the cost of goods sold. During the three and nine months ended September 30, 2024, the Company recognized $15,463,050 and $43,107,569 (2023 - $13,715,307 and $41,698,369) of inventory expensed to cost of goods sold.

4. Prepaid Expenses and Other Current Assets

	September 30,	December 31,
	2024	2023

Security deposits	$264,431	$306,561
Advertising and Marketing	223,891	27,222
Prepaid rent	908,827	410,313
Insurance	528,236	779,638
License fees	1,353,327	126,923
Miscellaneous	1,341,284	2,422,163
	$4,619,996	$4,072,820

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

5. Plant, Property and Equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2023	$6,691,107	$17,639,365	$13,843,385	$64,551,017	$5,583,614	$108,308,488
Additions	-	1,140,477	3,026,448	7,315,038	6,686,840	18,168,803
Transfers	-	16,604	226,093	4,448,288	(4,690,985)	-
Asset Impairments	-	-	-	-	(2,393,087)	(2,393,087)
Disposals	-	-	(48,653)	-	(62,960)	(111,613)
At September 30, 2024	$6,691,107	$18,796,446	$17,047,273	$76,314,343	$5,123,422	$123,972,591

Depreciation

At December 31, 2023	$262,259	$914,436	$8,803,434	$30,776,662	$-	$40,756,791
Additions	16,638	577,582	1,929,365	7,305,773	-	9,829,358
Disposals	-	-	(15,765)	-	-	(15,765)
At September 30, 2024	$278,897	$1,492,018	$10,717,034	$38,082,435	$-	$50,570,384

Carrying amount

At December 31, 2023	$6,428,848	$16,724,929	$5,039,951	$33,774,355	$5,583,614	$67,551,697
At September 30, 2024	$6,412,210	$17,304,428	$6,330,239	$38,231,908	$5,123,422	$73,402,207

As at September 30, 2024, costs related to the construction of facilities were capitalized as construction in progress and not depreciated. Once construction is completed, the construction in progress balance is moved to the appropriate fixed asset account and depreciation commences.

For the nine months ended September 30, 2024, depreciation expense was $9,829,358 (2023 - $9,184,602) of which $3,270,235 (2023 - $2,996,952) was included in cost of goods sold and inventory.

During the nine months ended September 30, 2024, $4,690,985 was transferred from Construction in Progress to the other fixed accounts (2023 - $0).

During the nine months ended September 30, 2024, we recognized an impairment charge of $2,393,087 against the Construction In Progress assets relating to a building in Florida that was written down to its estimated net recoverable value. (2023 - $0).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

6. Intangible Assets

	Retail Dispensary Santa Ana	Retail Dispensary Clark County	Cultivation and Production Clark County	Cultivation Coalinga CA	Retail Dispensary Waukegan IL	Florida MMTC License-VidaCann	Other	Total
Gross carrying amount

Balance, December 31, 2023	$6,151,343	$690,000	$709,798	$5,860,000	$1,812,656	$-	$30,000	$15,253,797
Additions	-	-	-	-	-	8,250,000	-	8,250,000
Balance at September 30, 2024	$6,151,343	$690,000	$709,798	$5,860,000	$1,812,656	$8,250,000	$30,000	$23,503,797

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The VidaCann acquisition was deemed to be a business combination under ASC 805 and the Company is in the process of finalizing the purchase price allocation analysis related to this acquisition.  The initial purchase accounting is incomplete by the end of the reporting period ended September 30, 2024.  The Company expects to recognize additional assets and liabilities during the measurement period, as well as potential adjustments to the provisional estimates of fair value as new information is obtained.

The Company has allocated $8.25M of the purchase consideration above to the value of the Florida MMTC license obtained in the VidaCann acquisition.

The following table summarizes the interim allocation of consideration exchanged to the provisional estimated fair value of tangible and intangible assets acquired:

Consideration paid:

Cash	$4,000,000
Issuance of 81,872,252 Common Shares	54,420,485
Note Payable to Former VidaCann Shareholders	5,000,000
$63,420,485

Fair value of net assets acquired:

Cash	$911,715
Inventory	6,619,621
Prepaids and other assets	1,869,222
Property, plant and equipment	8,669,779
ROU Assets	21,371,614
Intangible assets	8,250,000
Goodwill	45,230,595
ROU Liabilities	(21,371,614)
Notes Payable	(4,447,632)
Accounts Payable and Accrued Liabilities	(3,682,815)
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

In connection with the VidaCann transaction, the Company expensed $270,563 of acquisition-related costs, which have been included in general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss for the period ended  September 30, 2024, and $909,363 for the period ended December 31, 2023.

VidaCann contributed $10,503,991 and $17,755,998 in Net Revenue, $6,578,790 and $11,356,699 in Gross Profit, a net loss of $54,135 and $803,913 in Consolidated Comprehensive Net Income in the three and nine month periods ended September 30, 2024, respectively.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the revenue, gross profit and comprehensive loss that would have been reported if the acquisition had occurred at the beginning of the period indicated:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Reported	VidaCann	Pro Forma	As Reported	VidaCann	Pro Forma

Revenue, net of discounts	$24,788,239	$8,684,714	$33,472,953	$75,536,347	$24,794,348	$100,330,695
Gross Profit	11,072,932	2,755,784	13,828,716	33,837,978	10,955,273	44,793,251
Comprehensive Income (loss) for the period	(46,254,236)	(21,840)	(46,276,076)	(59,350,477)	3,752,433	(55,598,044)

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

Florida License

On  January 22, 2024, the Company entered into a definitive agreement to sell its Planet 13 Florida, Inc. entity for $9,000,000 which, at the time of sale will hold no assets other than a Florida medical marijuana treatment center (“MMTC”) license.  The value of the Florida license at  December 31, 2023 was less than the carrying amount of the license. Consequently, the Company recorded an impairment charge of $46,846,866 against the carrying value of its Florida MMTC license. The impairment loss is reflected in the statement of operations and comprehensive loss under the caption “Impairment Loss.” During the fourth quarter of 2023, the Company committed to a plan to sell its Florida license. Accordingly, the license held by the Company's Florida subsidiary was presented as an asset held for sale on the consolidated balance sheet as of  December 31, 2023.  The sale of Planet 13 Florida, Inc. was completed on May 6, 2024.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table provides the components of lease costs recognized in the unaudited interim condensed consolidated statement of operations and comprehensive loss for the nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Operating lease costs	$2,335,913	$1,257,099	$5,399,428	$3,756,133
Short term lease expense	117,926	10,219	199,514	35,196
Total lease costs	$2,453,839	$1,267,318	$5,598,942	$3,791,329

Other information related to operating and finance leases as of and for the nine months ended September 30, 2024 and 2023 is as follows:

	September 30, 2024	September 30, 2023
	Operating	Operating
	Lease	Lease

Weighted average discount rate	15.00%	15.00%
Weighted average remaining lease term	8.06	12.94

The maturities of the contractual undiscounted lease liabilities as of September 30, 2024 and  December 31, 2023 are:

	2024	2023
	Operating	Operating
	Lease	Lease

2024	$2,085,152	$4,226,472
2025	8,488,156	4,318,603
2026	8,542,089	4,323,725
2027	8,591,523	4,414,249
2028	8,714,611	4,585,323
2029	8,632,807	4,753,273
2030	7,877,226	-
Thereafter	66,938,276	46,355,092

Total undiscounted lease liabilities	119,869,840	72,976,737
Interest on lease liabilities	(72,438,504)	(47,030,437)
Total present value of minimum lease payments	47,431,336	25,946,300
Lease liability - current portion	(1,733,348)	(674,594)
Lease liability	$45,697,988	$25,271,706

Principally all leases relate to real estate.

For the three and nine months ended September 30, 2024, the Company incurred $2,335,913 and $5,399,428 of operating lease costs (2023 - $1,257,099 and $3,756,133), of which $1,015,895 and $2,258,853 (2023 - $489,239 and 1,409,248) was allocated to cost of goods sold and inventory.

See Note 14 for additional supplemental cash flow information related to leases.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

8. Notes Payable

	September 30,	December 31,
	2024	2023

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	884,000	884,000
Promissory Note to Former VidaCann Shareholders	5,000,000	-
Promissory Note to La Fayette State Bank	2,947,632	-
Promissory Note to VidaCann former managers	1,500,000	-

	$10,331,632	$884,000
Less current portion	(10,331,632)	(884,000)
	$-	$-

Stated maturities of debt obligations are as follow:

Next 12 months Promissory Note		$10,331,632

9. Share Capital

The Company is authorized to issue 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

		Number of Shares of Common Stock

		September 30,	December 31,
		2024	2023
Common Stock
Balance at January 1		223,317,270	220,470,061
Shares issued on settlement of RSUs	i.	1,224,278	783,832
Shares issued on exercise of purchase option (Note 6)	ii.	-	1,063,377
Shares issued on legal settlement	iii.	-	1,000,000
Shares issued on public offering	iv.	18,750,000	-
Shares issued in VidaCann Acquisition	v.	81,872,252	-

Total shares of common stock outstanding		325,163,800	223,317,270

i. Shares issued for Restricted Share Units

During the nine months ended September 30, 2024, 485,185 RSUs were awarded under the 2023 Equity incentive plan. 185,185 of these RSUs vested (of which 83,333 RSUs were surrendered in exchange for tax withholding payments), 1,224,278 of vested RSUs were settled and no RSUs were cancelled.  The Company did not receive any cash proceeds on the settlement of the RSUs.

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

10. Warrants

The following table summarizes the fair value of the warrant liability at September 30, 2024 and  December 31, 2023.

	September 30,	December 31,
	2024	2023

Balance - beginning of period	$-	$18,127
Expirations	-	(18,127)
Foreign exchange	-	-
Change in fair value	-	-
Balance - end of period	$-	$-

The warrant liability is adjusted to fair value on the date the warrants are exercised and at the end of each reporting period. The amount that is reclassified to equity on the date of exercise is the fair value at that date.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table summarizes the number of warrants outstanding at September 30, 2024 and  December 31, 2023.  The 18,750,000 warrants issued on March 7, 2024 have an expiry date of March 7, 2029.

	September 30, 2024	Weighted Average Exercise Price - USD	December 31, 2023	Weighted Average Exercise Price - CAD

Balance - beginning of period	-	$-	5,206,463	$8.88
Exercised	-	$-	-	$-
Issued	18,750,000	$0.77	-	$-
Expired	-	$-	(5,206,463)	$8.88
Balance - end of period	18,750,000	$0.77	-	$-

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

A total of 22,000,000 shares of Common Stock are available for grants under the 2023 Equity Plan and all other security based compensation arrangements of the Company, including the Prior Plans (the “Total Share Reserve”). Any outstanding awards under the Prior Plans on September 15, 2023 count towards the Total Share Reserve. As of September 15, 2023, 1,926,861 awards issued under the Prior Plans remained outstanding and, as of  September 30, 2024, a maximum number of 19,102,769 shares of Common Stock are available for issuance under the 2023 Equity Plan, subject to adjustment pursuant to the terms of the 2023 Equity Plan.

(a) Stock Options

During the three and nine months ended September 30, 2024 and the year ended December 31, 2023

No incentive stock options were granted during the three and nine months ended September 30, 2024 or the year ended December 31, 2023.

The following table summarizes information about stock options outstanding at September 30, 2024:

	Exercise price	September 30, 2024	September 30, 2024	December 31, 2023	December 31, 2023
Expiry Date	CAD$	Outstanding	Exercisable	Outstanding	Exercisable

November 21, 2024	$1.31	185,203	185,203	185,203	185,203
February 27, 2025	$1.31	51,525	51,525	51,525	51,525
December 15, 2025	$3.06	269,075	269,075	269,075	269,075
September 30, 2026	$4.37	97,322	97,322	97,322	97,322
		603,125	603,125	603,125	603,125

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the continuity of stock options for the period presented:

	September 30, 2024	Weighted Average Exercise Price - CAD	December 31, 2023	Weighted Average Exercise Price - CAD

Balance - beginning of period	603,125	$2.58	792,518	$2.34
Expired	-	-	(189,393)	2.46
Balance - end of period	603,125	$2.58	603,125	$2.58

Share based compensation expense attributable to employee options was $0 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

The total intrinsic value of stock options exercised, outstanding and exercisable as of September 30, 2024 and December 31, 2023 was $0, $0 and $0, respectively.

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

The following table summarizes the RSUs that are outstanding as at September 30, 2024 and  December 31, 2023:

	September 30,	December 31,
	2024	2023

Balance - beginning of period	1,122,429	2,464,928
Issued	485,185	-
Exercised	(1,224,278)	(783,832)
Surrendered for taxes	(83,333)	(477,506)
Forfeited	-	(81,161)
Rounding adjustment	(3)	-
Balance - end of period	300,000	1,122,429

The Company recognized $25,416 and $154,893 in share-based compensation expense attributable to the RSU vesting schedule for the three and nine months ended September 30, 2024 ($602,977 and $1,926,595 for the three and nine months ended September 30, 2023).

During the nine months ended September 30, 2024

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

12. Loss Per Share

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Loss available to common shareholders	$(7,411,190)	$(46,254,236)	$(21,358,105)	$(59,350,477)

Weighted average number of shares outstanding, basic and diluted	325,163,800	222,080,513	281,087,233	221,712,138

Basic and diluted loss per share	$(0.02)	$(0.21)	$(0.08)	$(0.27)

19,653,125 and 1,926,861 potentially dilutive securities for the three and nine months ended September 30, 2024 and 2023, respectively, were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to the net losses for such periods.

13. General and Administrative

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Salaries and wages	$7,267,296	$3,873,582	$16,019,641	$11,417,701
Share based compensation	25,416	602,977	154,893	1,926,595
Executive compensation	869,415	701,329	2,173,653	2,168,610
Licenses and permits	745,350	594,162	1,897,750	1,845,608
Payroll taxes and benefits	1,113,463	826,827	3,080,493	2,556,998
Supplies and office expenses	455,794	408,404	795,731	1,074,602
Subcontractors	(0)	527,039	182,042	1,559,001
Professional fees (legal, audit and other)	2,018,888	2,312,808	6,882,102	6,898,241
Miscellaneous general and administrative expenses	2,277,224	1,493,550	5,889,036	4,119,699
	$14,772,846	$11,340,678	$37,075,341	$33,567,055

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

14. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,	September 30,
Change in Working Capital	2024	2023

Accounts Receivable	$(98,654)	$106,586
Inventory	(423,892)	(1,877,951)
Prepaid Expenses and Other Assets	1,149,638	620,818
Long-term Deposits and Other Assets	43,446	29,692
Deferred Tax Assets	(23,397)	(3,744)
Deferred Tax Liabilities	425,755	-
Accounts Payable	1,534,159	(403,917)
Accrued Expenses	728,506	(1,756,584)
Income Taxes Payable	10,811,140	28,817
	$14,146,701	$(3,256,283)

Cash Paid

Interest Paid on Leases	$4,037,182	$3,055,862
Income Taxes	$-	$7,540,000

Non-cash Financing and Investing Activities

Shares Issued on Exercise of Purchase Option	$-	$946,406
Lease additions	$22,205,867	$954,496
Fixed Asset Amounts in Accounts Payable	$101,653	$305
Reclassification of long term lease liabilities to current	$1,058,754	$100,982

15. Related Party Transactions and Balances

Related party transactions are summarized as follows:

For the three-month period ended  September 30, 2024, no amounts, other than compensation paid under employment contracts, were paid to related parties ( September 30, 2023 - $nil).

For the three-month period ended  September 30, 2024, no amounts were due to related parties ( December 31, 2023 - $nil).

16. Commitments and Contingencies

(a) Construction Commitments

The Company had $624,623 of outstanding construction commitments as of September 30, 2024 ( December 31, 2023 - $3,140,447).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

(b) Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at September 30, 2024, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At September 30, 2024, and December 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Liquidity risk

The Company’s approach to managing risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of September 30, 2024, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases, notes payable and taxes. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been the public issuance of common equity. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

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

18. Disaggregated Revenue

The following table presents the Company’s disaggregated revenue by sales channel:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Retail	$28,958,664	$20,423,455	$75,620,049	$62,136,357
Wholesale	3,200,406	4,364,784	10,504,746	13,399,990

Net revenues	$32,159,070	$24,788,239	$86,124,795	$75,536,347

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

19. Government Assistance Program

On March 18, 2020, the Families First Coronavirus Act was enacted (“FFCRA”). On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES”) was enacted. Together, these acts created refundable payroll tax credits for paid sick leave, paid family leave and an employee retention credit.  The CARES Act was subsequently modified by the Taxpayer Certainty and Disaster Tax Relief Act of 2020, enacted December 27, 2020, which amended and extended the employee retention credit under the CARES Act for the first and second quarters of 2021. The American Rescue Act of 2021 further modified and extended the CARES Act for the third and fourth quarters of 2021. These acts provide for a refundable credit against certain employment taxes, including FICA, Medicare and deposits of employee payroll withholding taxes. Income tax credits are not provided for under these acts. The ERC credit, as modified by the foregoing, increased the available credit from 50% of qualified wages of up to $10,000 per quarter paid to an employee, or $5,000 per qualified employee per quarter, to 70% of qualified wages of up to $10,000 per quarter, or $7,000 per qualified employee per quarter. The Company qualifies for the ERC credit under the CARES Act, as modified.  On June 15, 2023, the Company’s wholly-owned subsidiary, MM Development Company, Inc., received and recorded payment from the Internal Revenue Service in the amount of $1,955,711 related to the ERC credit for the first quarter of 2021. This amount is included in Other Income, Net on the Company’s Annual Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023.  The Company accounted for the ERC credit pursuant to the guidance established in ASC 450-30, Gain Contingencies.

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

The loss provision for the nine months ended September 30, 2024 was $0, compared to a loss of $2,000,000 for the nine months ended September 30, 2023.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

21. Potential Acquisition

On July 31, 2024, the Company announced that its wholly-owned subsidiary, MM Development Company Inc., entered into an asset purchase agreement where MM Development Company will acquire all assets required to operate a 3,158 square foot dispensary located in Las Vegas, Nevada, including fixtures, cannabis and non-cannabis inventory and other items contained within the proposed building and a medical and recreational license (collectively, the “Licenses”) from Exhale Brands Nevada LLC (“Exhale”). Planet 13 agreed to pay $6.9 million plus the value of the cannabis inventory on closing.  The payment will be comprised of $4.0 million in cash payable at time of closing and $2.9 million (plus the value of the cannabis inventory at closing) payable in the form of a secured promissory note due a year from closing and secured by the assets being acquired.  The acquisition is expected to close once all closing conditions have been satisfied including receipt of all required regulatory approvals including approval from the Nevada Cannabis Compliance Board with respect to the transfer of the Licenses and the approval of the transfer of the business license from Clark County.

22. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three and nine months ended September 30, 2024. It is supplemental to, and should be read in conjunction with, our unaudited condensed interim consolidated financial statements for the three and nine months ended September 30, 2024 and 2023, and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

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

Overview of the Company

We are a multi-state cannabis operator with licenses to operate in Nevada, California, Florida, and Illinois. We are headquartered in Las Vegas, Nevada, at 4675 West Teco Ave, Suite 250. A detailed description of our corporate history and our business can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2024.

As of September 30, 2024, we employed approximately 1,000 people and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensaries, while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California licensed cannabis cultivation, production and distribution activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing activities, (d) VidaCann, LLC (“VidaCann”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) Planet 13 Illinois, LLC (“Planet 13 Illinois”) which holds our Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

Nevada

As of September 30, 2024, we held the following licensed cannabis operations in Nevada: (a) one dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) one 2,300 square foot consumption lounge co-located with the Planet 13 Las Vegas Superstore, (d) three production facilities, one of which is co-located and customer-facing at the superstore in Las Vegas with 18,500 square feet of licensed production, (e) three cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and one small indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, and (f) one distribution license.

At the Planet 13 Las Vegas Superstore, we also offer ancillary services to our customers, including a restaurant with a liquor license (presently closed as we work to attract a new restaurant operator to the location) and a non-cannabis retail store, and an upcoming event space with a full bar. In addition, we lease space to a tattoo and piercing provider.

California

As of September 30, 2024, we held the following licensed operations in California: (a) an adult-use and medical dispensary superstore co-located with a distribution license at our 33,000 square foot facility in Santa Ana which we built and opened on July 1, 2021 (the “Planet 13 OC Store”), (b) an adult-use medium indoor cultivation license co-located with a distribution license at our 35,000 square foot facility in Coalinga, and (c) an adult-use manufacturer Type 6 license at a 4,000 square foot facility in Coalinga.

Florida

As of September 30, 2024, we are continuing capital outlays to advance the retail store footprint of our recently acquired VidaCann LLC subsidiary.  We have a retail store network of 27 stores currently open, with an additional five under various stages of construction that are expected to open by the end of 2024.  In addition, we are continuing with capital expenditures on the VidaCann Cultivation facility, adding upgraded lighting, HVAC and dehumidification to improve the consistency and quality of the flower being produced.  The total capacity is 300,000 square feet of lighted greenhouse cultivation space.  In addition to the cultivation facility, we have a processing facility and analytical lab located south of Jacksonville, Florida. The MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of September 30, 2024, there were 25 companies with MMTC licenses in Florida, several of which are not yet operational. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate.

Illinois

As of September 30, 2024, we held a social justice impaired adult-use dispensing license in Waukegan, Illinois at an approximately 8,000 square foot building on 1.9 acres. The dispensary opened on December 4, 2023. The town of Waukegan is a suburb of the greater Chicago area and close to the Illinois-Wisconsin state border.

COVID-19 Pandemic Update for Third Quarter 2024

The long-term economic impact of COVID-19 remains unknown and may result in significant impact or changes to ongoing international or national fiscal or enforcement policies, inflation, supply chains, customer purchasing and shopping habits, and other key metrics, any of which could have a significant or material negative effect on the Company.

Recent Developments

None.

Results of Operations

	Three Months Ended
	September 30,	September 30,	Percentage
Expressed in USD$	2024	2023	Change
Revenue
Net revenue	32,159,070	24,788,239	29.7%
Cost of Goods Sold	(15,463,050)	(13,715,307)	12.7%
Gross Profit	16,696,020	11,072,932	50.8%
Gross Profit Margin %	51.9%	44.7%

Expenses
General and Administrative	14,772,846	11,340,678	30.3%
Sales and Marketing	1,572,549	1,348,266	16.6%
Lease expense	1,320,018	767,860	71.9%
Impairment loss	—	39,649,448	-
Depreciation and Amortization	2,355,052	1,965,607	19.8%
Total Expenses	20,020,465	55,071,859	(63.6)%

Income (Loss) From Operations	(3,324,445)	(43,998,927)	(92.4)%

Other Income (Expense):
Interest income, net	30,263	10,834	179.3%
Foreign exchange gain (loss)	(3,066)	203	(1610.3)%
Other income (expense), net	376,717	98,861	281.1%
Total Other Income	403,914	109,898	267.5%

Loss for the period before tax	(2,920,531)	(43,889,029)	(93.3)%
Provision for income tax (current and deferred)	4,490,659	2,365,207	89.9%
Loss for the period	(7,411,190)	(46,254,236)	(84.0)%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.02)	$(0.21)

Weighted Average Number of Shares Outstanding
Basic and diluted	325,163,800	222,080,513

	Nine Months Ended
	September 30,	September 30,	Percentage
Expressed in USD$	2024	2023	Change
Revenue
Net revenue	86,124,795	75,536,347	14.0%
Cost of Goods Sold	(43,107,569)	(41,698,369)	3.4%
Gross Profit	43,017,226	33,837,978	27.1%
Gross Profit Margin %	49.9%	44.8%

Expenses
General and Administrative	37,075,341	33,567,055	10.5%
Sales and Marketing	4,380,926	4,016,503	9.1%
Lease expense	3,140,575	2,346,885	33.8%
Impairment loss	2,393,087	39,649,448	-
Depreciation and Amortization	6,559,123	6,187,650	6.0%
Total Expenses	53,549,052	85,767,541	(37.6)%

Income (Loss) From Operations	(10,531,826)	(51,929,563)	(79.7)%

Other Income (Expense):
Interest income, net	139,405	159,728	(12.7)%
Foreign exchange gain (loss)	(13,108)	6,318	(307.5)%
Change in fair value of warrants	—	18,127	(100.0)%
Provision for misappropriated funds	—	(2,000,000)	(100.0)%
Other income (expense), net	(67,013)	1,956,064	(103.4)%
Total Other Income	59,284	140,237	(57.7)%

Loss for the period before tax	(10,472,542)	(51,789,326)	(79.8)%
Provision for income tax (current and deferred)	10,885,563	7,561,151	44.0%
Loss for the period	(21,358,105)	(59,350,477)	(64.0)%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.08)	$(0.27)

Weighted Average Number of Shares Outstanding
Basic and diluted	281,087,233	221,712,138

We experienced an increase in net revenue of 29.7% during the three months ended September 30, 2024 and an increase of 14.0% during the nine months ended September 30, 2024 when compared to the three and nine months ended September 30, 2023. The increase is primarily attributable to the acquisition of VidaCann that closed on May 10, 2024. The results for the nine months ended September 30, 2024 include four months and 21 days of VidaCann operations that were not owned by the Company in the prior year period. The addition of revenue from the VidaCann operations more than offset the reduction in the number of customers and size of the average ticket at our Planet 13 Las Vegas Superstore location compared to the prior year periods. Wholesale revenue in California and Nevada decreased by $1,164,380 during the three months ended September 30, 2024 and decreased by $2,895,244 during the nine months ended September 30, 2024 when compared to the prior year periods. Overall, net revenue increased by $7,370,831 during the three months ended September 30, 2024 when compared to the three months ended September 30, 2023, and revenue increased by $10,588,448 during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023. We believe that increased in inflation, including the increase in the price of gasoline and the increase in interest rates up to the first interest rate cut in three years on September 18, 2024, combined to reduce the disposable income of our customers during the three and nine months ended September 30, 2024 and also had an impact on the number of customers and tourists visiting the Planet 13 Las Vegas Superstore and our other retail locations during both the three and nine months ended September 30, 2024 when compared to the prior year periods. These declines were more than offset by the inclusion of the VidaCann operations.

Details of net revenue by product category are as follows:

	Three Months Ended
	September 30,	September 30,	Percentage
	2024	2023	Change
Flower	$12,186,833	$8,067,814	51.1%
Concentrates	10,118,100	7,097,302	42.6%
Edibles	4,771,498	3,913,228	21.9%
Topicals and Other Revenue	1,882,233	1,345,109	39.9%
Wholesale	3,200,406	4,364,786	(26.7)%
Net revenue	$32,159,070	$24,788,239	29.7%

	Nine Months Ended
	September 30,	September 30,	Percentage
	2024	2023	Change
Flower	$30,997,127	$24,079,127	28.7%
Concentrates	26,756,157	21,206,920	26.2%
Edibles	13,603,796	12,872,103	5.7%
Topicals and Other Revenue	4,262,969	3,978,207	7.2%
Wholesale	10,504,746	13,399,990	(21.6)%
Net revenue	$86,124,795	$75,536,347	14.0%

Gross profit margin for the three months ended September 30, 2024 was 51.9% compared to 44.7% for the three months ended September 30, 2023 and was 49.9% for the nine months ended September 30, 2024 compared to 44.8% for the nine months ended September 30, 2023. The increase in gross profit margin for the three and nine months ended September 30, 2024 was a result of a decrease in retail sales incentives during the period and a reduction in the level of wholesale revenue, both from our Nevada and California wholesale operations, that have an inherently lower gross margin than retail sales revenue.

The costs of internal cultivation have continued to trend down as we continue to improve our yields and cultivation efficiency across all of our cultivation facilities. In addition, margin enhancement through the creation of internally generated brands, such as TRENDI, HaHa Gummies, Dreamland Chocolate, HaHa Beverages and Medizin, that were sold in our own stores continued to have a positive impact on gross margins during the three and nine months ended September 30, 2024, helping to partially offset the lower margins received on the sale of wholesale product and sales to local customers in the State of Nevada. Margins on retail sales from the 21 weeks of VidaCann operations also had a positive impact on the overall level of gross margins. We anticipate that margins will trend upward as tourist customers return to Las Vegas and the Planet 13 Las Vegas Superstore in greater numbers and through our ability to produce our award-winning brands in California and introduce those brands into our Planet 13 OC store and across the Florida store network.

Our premium cultivation facilities in Nevada and California were operating near capacity during the three and nine months ended September 30, 2024 and September 30, 2023, respectively. The amount of cannabis grown during the period increased when compared to the prior year period due to higher yields across all of our cultivation facilities during the period. The wholesale flower market in California continues to stabilize, and we have seen increases in both demand and the price received for premium indoor-grown flower during the three and nine months that ended September 30, 2024. The VidaCann cultivation operations were also operating at or near capacity during the four months that they were owned by Planet 13.  Seasonality in the product quality of greenhouse-grown flower during the June to September period, especially in houses that have not yet been optimized, led to decreased consumer demand for our products in the Florida market during the period we owned the VidaCann operations.  Improvements through the addition of HVAC, Dehumidification, upgraded lighting, and irrigation systems are already having a positive impact on product quality, and we expect that this will remove the seasonal variability in product quality going forward.  Our plan includes upgrading all the greenhouses to this new standard.  This should increase the availability of premium flower and other products across the Florida store network.

Overall gross profit was $16,696,020 and $11,072,932 for the three months ended September 30, 2024 and 2023 respectively, an increase of 50.8%, and was $43,017,226 and $33,837,978 for the nine months ended September 30, 2024 and 2023, respectively, an increase of 27.1%. General and Administrative (“G&A”) expenses (which include non-cash share-based compensation expenses) increased by 30.3% during the three months ended September 30, 2024 when compared to the three months ended September 30, 2023 and increased by 10.5% for the nine months ended September 30, 2024 compared to September 30, 2023.Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 45.9% for the three months ended September 30, 2024, (42.9% for the nine months ended September 30, 2024) compared to 43.3% for the three months ended September 30, 2023. (41.9% for the nine months ended September 30, 2023).

A detailed breakdown of G&A expenses is as follows:

	Three Months Ended
	September 30,	September 30,	Percentage
	2024	2023	Change
Salaries and wages	$7,267,296	$3,873,582	87.6%
Share-based compensation expense	25,416	602,977	(95.8)%
Executive compensation	869,415	701,329	24.0%
Licenses and permits	745,350	594,162	25.4%
Payroll taxes and benefits	1,113,463	826,827	34.7%
Supplies and office expenses	455,794	408,404	11.6%
Subcontractors	(0)	527,039	(100.0)%
Professional fees (legal, audit and other)	2,018,888	2,312,808	(12.7)%
Miscellaneous general and administrative expenses	2,277,224	1,493,550	52.5%
	$14,772,846	$11,340,678	30.3%

	Nine Months Ended
	September 30,	September 30,	Percentage
	2024	2023	Change
Salaries and wages	$16,019,641	$11,417,701	40.3%
Share-based compensation expense	154,893	1,926,595	(92.0)%
Executive compensation	2,173,653	2,168,610	0.2%
Licenses and permits	1,897,750	1,845,608	2.8%
Payroll taxes and benefits	3,080,493	2,556,998	20.5%
Supplies and office expenses	795,731	1,074,602	(26.0)%
Subcontractors	182,042	1,559,001	(88.3)%
Professional fees (legal, audit and other)	6,882,102	6,898,241	(0.2)%
Miscellaneous general and administrative expenses	5,889,036	4,119,699	42.9%
	$37,075,341	$33,567,055	10.5%

Non-cash, share-based compensation of $25,416 was recognized during the three months ended September 30, 2024, decreasing from $602,977 that was recognized during the three months ended September 30, 2023. During the nine months ended September 30, 2024, non-cash, share-based compensation expense of $154,893 was recognized compared to $1,926,595 for the nine months ended September 30, 2023. The decrease is attributable to the vesting schedule for both Restricted Share Units (“RSUs”) and incentive stock options that were previously granted, particularly the net 3,954,213 RSUs that were granted on April 18, 2021, that vested 1/3 on December 1, 2021 and 1/3 on December 1, 2022, and 1/3 on December 1, 2023.  Compared to the 485,185 RSUs granted on March 22, 2024, of which 185,185 vested immediately.  These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs. See Note 12 to our audited consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2023, for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses increased by 16.6% or $224,283 during the three months ended September 30, 2024 when compared to the three months ended September 30, 2023, (increased by 9.1% or $364,423 for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023). The increase was a result of us continuing to refine our marketing efforts to optimize marketing spend on initiatives that drive increased customer traffic to the Planet 13 Las Vegas Superstore, the Planet 13 OC Superstore, and the Medizin dispensary in Nevada as well as the addition of sales and marketing activities related to our Florida operations.

Lease expense increased by 71.9% during the three months ended September 30, 2024, when compared to the three months ended September 30, 2023 (increased 33.8% during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023) due to the addition of a number of Florida locations as well as increases in the amount of contracted lease rates for our leased properties during the period.

Depreciation and amortization increased by 19.8% during the three months ended September 30, 2024, when compared to the prior year period (increased 6.0% during the nine-month period) as a result of the acquisition of VidaCann.

We recorded an impairment loss of $2,393,087 for the three and nine months ended September 30, 2024 ($0 for the three months ended September 30, 2024 and $0 for the three and nine months ended September 30, 2023) related to the write-down to net realizable value of construction in process assets for a steel building kit structure at our Florida operations that is no longer going to be used in the operations.

Interest income, net was $30,263 incurred during the three months ended September 30, 2024, compared to interest income, net of $10,834 incurred during the three months ended September 30, 2023 (interest income, net was $139,405 and $159,728 for the nine months ended September 30, 2024 and 2023, respectively). Interest income relates to interest earned on cash deposits held by the Company. Interest expense is related to accrued interest on our long-term debt that is due and payable on demand. The balance of long-term debt as of September 30, 2024, was $10,331,632 compared to $884,000 as of December 31, 2023. The increase in long-term debt is due to the $5,000,000 vendor noted owed on the VidaCann acquisition that is due April 1, 2025, approximately $2,947,632 in bank indebtedness at the VidaCann operations that matures in February 2025 and $1,500,000 million in notes due to related parties at VidaCann that matures May 10, 2029.

We conduct our operations in both United States dollars and Canadian dollars, holding financial assets and incurring expenses in both currencies, and holding all of our currency in US Dollars. The foreign currency gains/losses reflect fluctuations in the underlying exchange rates on the dates expenses are incurred compared to when they are paid. It is our policy not to hedge our CAD exposure.

Warrants are accounted for in accordance with the applicable authoritative accounting guidance in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), as derivative liabilities based on the specific terms of the warrant agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss. During the three and nine months ended September 30, 2024, the change in fair value of the warrants resulted in a gain of $0 (gain of $18,127 during the nine months ended September 30, 2023).

Other income (expense), consisting of a loss on transaction costs relating to the sale of Planet 13 Florida, Automated Teller Machine (“ATM”) fees, and other miscellaneous income/expense was income of $376,717 for the three months ended September 30, 2024, compared to other income consisting of a gain on Employee Retention Credits, ATM fees, and other miscellaneous income/expense of $98,861 for the three months ended September 30, 2023.

Income tax expense for the three months ended September 30, 2024, was $4,490,659 compared to $2,365,207 for the prior year period. Income tax expense was $10,885,563 for the nine months ended September 30, 2024 compared to $7,561,151 for the nine months ended September 30, 2023. The tax expense increased due to the increase in taxable profitability during the three and nine months ended September 30, 2024, when compared to the three and nine months ended September 30, 2023. We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the three months ended September 30, 2024, was $7,411,190 (($0.02) per share) compared to an overall net loss of $46,254,236 (($0.21) per share) for the three months ended September 30, 2023. The overall net loss for the nine months ended September 30, 2024 was $21,358,105 (($0.08) per share) compared to an overall net loss of $59,350,477 (($0.27) per share) for the nine months ended September 30, 2023.

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

Liquidity and Capital Resources

As of September 30, 2024, our financial instruments consist of cash, deposits, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of September 30, 2024, we had working capital of $15,564,382 compared to working capital of $32,021,292 as of December 31, 2023. The Company believes that it has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, the planned build-out of its operations in Florida, and the further expansion of operations in Nevada and California.

The following table relates to the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash flows provided by operating activities	$6,642,779	$(11,187,083)
Cash flows used in investing activities	(1,236,623)	(6,844,554)
Cash flows provided by financing activities	6,773,923	(267,526)

Cash Flows from Operating Activities

Net cash provided by operating activities was $6,642,779 for the nine months ended September 30, 2024, compared to cash used in operating activities of $11,187,083 for the nine months ended September 30, 2023. A significant portion of the increase in cash provided by operating activities is directly attributable to the net change in certain working capital items during the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,236,623 for the nine months ended September 30, 2024, compared to net cash used in investing activities of $6,844,554 for the nine months ended September 30, 2023. The cash used in investing activities for the nine months ended September 30, 2024 was a result of the net cash received after factoring in the sale of Planet 13 Florida during the period that more than offset the cash used on the purchase of property and equipment during the period. No such cash inflow occurred during the prior year period.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6,773,923 during the nine months ended September 30, 2024, compared to net cash used in financing activities of $267,526 for the nine months ended September 30, 2023. The increase was a result of the net cash proceeds received on the closing of an equity financing in March 2024 offset by cash used in the acquisition of VidaCann.

Capital Resources

We have a recent history of operating losses. It may be necessary for us to arrange for additional financing to meet our ongoing growth initiatives.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2024, or as of December 31, 2023, or as of the date hereof.

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

In connection with the preparation of this Form 10-Q, as of September 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

In the three months ending September 30, 2024, management completed the remediation of a previously identified material weaknesses in internal control over financial reporting.  Otherwise, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith
4.1	Warrant Agency Agreement, dated March 7, 2024, by and between Planet 13 Holdings Inc. and Odyssey Transfer US Inc.	8-K	4.1	3/7/2024
4.2	Form of Warrant to purchase common stock.	8-K	4.2	3/7/2024
10.1	Planet 13 Holdings Inc. 2023 Equity Incentive Plan.	8-K	10.2	9/18/2023
10.2	Form of Incentive Stock Option Agreement under the Planet 13 Holdings Inc. 2023 Equity Incentive Plan.	8-K	10.3	9/18/2023
10.3	Form of Non-Qualified Stock Option Agreement under the Planet 13 Holdings Inc. 2023 Equity Incentive Plan.	8-K	10.4	9/18/2023
10.4	Form of Restricted Stock Unit Agreement under the Planet 13 Holdings Inc. 2023 Equity Incentive Plan.	8-K	10.5	9/18/2023
10.5	Agreement of Lease by and between Loop’s Nursery & Greenhouses, Inc., a Florida corporation and Family Trust Created Under the Ruth F. Loop Revocable Trust Dated November 1, 1991, as Amended, a Florida revocable trust as Landlord and VidaCann, LLC, a Florida limited liability company as Tenant, concerning 4842 & 4844 Race Track Road, St. John’s County, Florida 32259, dated August 25, 2023.	10-Q	10.1	8/8/2024
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

Date: November 8, 2024	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dennis Logan
Dennis Logan
Chief Financial Officer
(Principal Financial and Accounting Officer)