Form 10-K
period 2024-12-31
Planet 13 Holdings Inc.
filed 2025-03-26
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Common Stock held by non-affiliates on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these shares on the Canadian Securities Exchange, converted to USD using the exchange rate posted by the Bank of Canada on June 30, 2024 of USD$1.00=CAD$1.3687) was $102,246,376.

As of March 26, 2025, there were 325,163,800 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

true

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

Readers are cautioned that the foregoing list is not exhaustive of all factors and assumptions which may have been used. Although we have attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such forward-looking information and statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information and statements. Accordingly, readers should not place undue reliance on forward-looking information and statements. The forward-looking information and statements contained herein are presented for the purposes of assisting readers in understanding our expected financial and operating performance and our plans and objectives and may not be appropriate for other purposes.

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

Through our subsidiaries in Nevada, we hold six licenses for cultivation (three medical licenses and three adult-use licenses), six licenses for production (three medical licenses and three adult-use licenses), three dispensary licenses (one medical license and two adult-use licenses) and one distribution license (adult-use and medicinal).

Additionally, in California, our subsidiaries hold one medium indoor cultivation license, one manufacturing license, two distribution licenses, one dispensary license, and one event organizer license.

In Florida, our subsidiary holds one Medical Marijuana Treatment Center license that allows us to operate an unlimited number of medical dispensary locations (30 locations were in operation as of December 31, 2024), and operate multiple cultivation facilities ( one is currently operational and approved by state regulators) and operate multiple manufacturing facilities (one currently operation as of December 31, 2024)

In Illinois, our subsidiary holds one adult-use dispensing license.

We currently sell over 154 different strains of cannabis (the majority of which are grown in our cultivation facilities) and have a customer-loyalty database of over 385,000 customers. We own and manufacture cannabis products under the following brands: HaHa (gummies and beverages), Dreamland (chocolates), TRENDI (vapes and concentrates), Medizin (flower, vapes, concentrates), Leaf and Vine (vapes).

The following table presents the inter-corporate relationships between us and our subsidiaries as of the date hereof.

Subsidiaries of Company	Ownership and control	Description
MM Development Company, Inc.	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company, LLC	100%	Management/holding company
LBC CBD, LLC	100%	CBD retail sales and marketing
Newtonian Principles, Inc.	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	100%	Holding company for Next Green Wave, LLC
Next Green Wave, LLC	100%	Subsidiary of Crossgate Capital U.S. Holdings Corp.; California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	100%	Illinois license holding company; cannabis retail sales
BLC NV Food, LLC	100%	Holding company for By The Slice, LLC
By The Slice, LLC	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Planet 13 Chicago, LLC	100%	Holding company
Planet 13 Real Prop, LLC	100%	Holding company
Planet 13 Lifestyles LLC	100%	Retail sales of apparel and accessories
VidaCann, LLC	100%	Florida license holding company
Planet 13 Innovations LLC	100%	Intellectual property holding company
Club One Three, LLC	100%	Inactive

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

July 2021 Opening of First California Dispensary

Following completion of tenant improvement construction in the first and second quarters of 2021, on July 1, 2021, our subsidiary, Newtonian, opened the Planet 13 OC Superstore, a California licensed and City of Santa Ana permitted cannabis dispensary and distribution facilities, at 25,600 and 6,300 square feet, respectively.

August 2021 Illinois Dispensing License Lottery Win

On August 5, 2021, our subsidiary, Planet 13 Illinois LLC (“Planet 13 Illinois”), which was then owned 49% by us and 51% by Frank Cowan, a resident of Illinois, was a lottery winner for a Social-Equity Justice Involved Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region from the Department of Financial and Professional Regulation in the State of Illinois. We acquired the 51% ownership interest in Planet 13 Illinois LLC from Frank Cowan on February 7, 2023, pursuant to an option agreement.  The aggregate purchase price for the 515 was 41,812,656 and consisted of $866,250 in cash consideration and the issuance of 1,063,377 shares of common stock of the Company valued at $946,406.  The dispensary opened to the public on December 4, 2023, and is located in Waukegan, a suburb of the greater Chicago area.

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

2023 Purchase of Remaining 51% of Planet 13 Illinois, VidaCann LLC Membership Purchase Agreement, Nevada Domestication, Access to Certain Cash Accounts

            Purchase of Remaining 51% of Planet 13 Illinois

On February 7, 2023, we exercised and closed our option to purchase the remaining 51% of Planet 13 Illinois from Frank Cowan.

           VidaCann LLC Membership Purchase Agreement

On August 28, 2023, we entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with VidaCann, LLC (“VidaCann”), Loop’s Dispensaries, LLC (“Dispensaries”), Ray of Hope 4 Florida, LLC (“Ray of Hope”) and Loops Nursery & Greenhouses, Inc. (“Nursery” and together with Dispensaries and Ray of Hope, the “Sellers”), David Loop (“Loop”) and Mark Ascik (together with Loop, the “Indemnifying Members”) and Loop, solely in his capacity as Seller Representative, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company acquired from the Sellers all of the membership interests in VidaCann (the “Transaction”).

Pursuant to the Purchase Agreement, the Company acquired VidaCann from the Sellers for agreed consideration at closing of the Transaction (the “Closing”) equal to the sum of: (i) 80,564,554 shares of common stock of the Company (the “Base Share Consideration”), of which 1,307,698 shares will be issued to VidaCann’s industry advisor (the “VC Advisor”); (ii) a cash payment of US$4,000,000 (the “Closing Cash Payment”); and (iii) promissory notes to be issued by the Company to the Sellers in the aggregate principal amount of US$5,000,000, with each of the above components subject to adjustments as set out in the Purchase Agreement. Based on the closing price of the Company’s common shares of (CAD$0.91) US$0.6647 as of May 9, 2024 on the Canadian Securities Exchange (the “CSE”) (based on the Bank of Canada CAD to USD exchange rate on May 9, 2024 of CAD$1.00=US$0.7304), the total consideration was valued at US$50,755,443. The Purchase Agreement contemplated that VidaCann continued to have US$3,000,000 of bank indebtedness and US$1,500,000 of related party notes to former VidaCann owners at the Closing which were assumed by the Company.

The Purchase Agreement contained customary representations, warranties and covenants. The Sellers and VidaCann agreed to use commercially reasonable efforts to operate their business in the ordinary course consistent with past practice prior to the Closing and to refrained from taking certain actions without the Company’s consent.

The Sellers, Indemnifying Members and the Company have each agreed to customary indemnification obligations with respect to breaches of their respective representations and warranties and failures to perform their respective obligations under the Purchase Agreement following the Closing. The Indemnifying Members’ indemnification obligations were subject to certain customary limitations and deductibles.

The Transaction was subject to the satisfaction or waiver of certain conditions set forth in the Purchase Agreement, including, among others, (i) the sale of the Company’s MMTC license in Florida to a third party, including any regulatory approvals required to effectuate the sale; (ii) the receipt of all regulatory consents from governmental authorities related to the operation of a cannabis business and consents required by the CSE; (iii) the receipt of certain third-party contractual consents and entry into certain other contractual arrangements; (iv) the entry into a non-compete agreement between the Company and each of the Indemnifying Members and Bobby Loehr; (v) the absence of any law or governmental order prohibiting the consummation of the Transaction; (vi) the accuracy of the parties respective representations and warranties; and (vii) the performance by the parties of their respective obligations under the Purchase Agreement.

The Sellers were be granted the right on closing to nominate one additional (fifth), director to the board of directors of the Company (the “Board”).

The Board has received a fairness opinion from Evans & Evans, Inc. (“Evans & Evans”) to the effect that, in its opinion, and based upon and subject to the assumptions, limitations and qualifications set forth therein, the consideration to be paid by the Company is fair, from a financial point of view, to the Company’s shareholders. The fee paid to Evans & Evans in connection with the delivery of its fairness opinion was not contingent on the successful implementation of the Transaction.

Post-transaction, and based on the number of outstanding shares as of August 28, 2023, the former equity holders of VidaCann, along with the VC Advisor, had approximately 26.09% pro forma ownership in the Company on a fully diluted basis, before factoring in any adjustments to the Base Share Consideration. Each Seller and each equity holder of a Seller that held over 5% in direct or indirect interest in VidaCann and received Base Share Consideration will be subject to a lock-up agreement restricting trading of the shares received, with the release of one-third of shares from such restrictions six months following Closing and each subsequent six months thereafter.

For further information, see “2024 Planet 13 Closes Acquisition of VidaCann.”

        Nevada Domestication

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

On February 28, 2025, the Company secured a settlement with Casa Verde for the remaining approximately $2.1 million of the WAB Funds, bringing the total recovery of funds held at WAB to $5.5 million. The settlement is part of a broader resolution of ongoing litigation between the Company, Casa Verde, Karan Wadhera, and Jamie Nash. As part of the settlement, the Company, through a wholly-owned subsidiary, also obtained real estate property formerly associated with Andrew and Jamie Nash, valued at approximately $5.0 million based on recent comparable sales, which we intend to sell.  In total, Planet 13 has recovered approximately $10.5 million, including the expected value from the sale of the real estate property.

Our internal investigation regarding the El Capitan matter remains ongoing, and we may uncover additional material information as the investigation moves forward.

Recent Developments

2024 Opening of DAZED! Consumption Lounge

On April 5, 2024, Planet 13’s first consumption lounge, DAZED!, opened at its flagship Las Vegas SuperStore, introducing a new level of cannabis hospitality and entertainment. The 3,000-square-foot lounge is designed to provide an upscale, immersive experience with VIP booths, expertly crafted canna-cocktails, and live entertainment. Guests enter through a speakeasy-style phone booth door into a vibrant space featuring a striking bong chandelier and eclectic artistic decor. DAZED! offers a premium social environment where visitors can enjoy a curated selection of top-tier cannabis products, reservable VIP booths with personal flat-screen TVs, and specialty-infused beverages. As the first of its kind in Las Vegas, DAZED! represents Planet 13’s continued innovation in experiential cannabis retail, setting a new standard for luxury cannabis consumption.

2024 Sale of Planet 13 Florida, Inc.

On January 22, 2024, Planet 13 entered into a Stock Purchase Agreement (the “Disposition Agreement”) with SGW FL Enterprises, LLC (the “SGWFL”), pursuant to which, upon the terms and subject to the conditions set forth therein, we agreed to sell all of the issued and outstanding shares of common stock (the “P13 Florida Shares”) of Planet 13 Florida Inc., which owns a the MMTC License. On May 6, 2024, the Company closed the sale of Planet 13 Florida, Inc., following the approval from the Florida Office of Medical Marijuana Use on April 26, 2024. The Company sold 100% of the equity interests in Planet 13 Florida in exchange for $9 million in cash. The sale of Planet 13 Florida was a condition to the closing of the Company’s acquisition of VidaCann, LLC.

2024 Planet 13 Closes Acquisition of VidaCann

On May 9, 2024, the Company closed its acquisition of VidaCann, LLC, following the previously announced approval from the Florida Office of Medical Marijuana Use on April 26, 2024, and the sale of 100% of the equity interests in Planet 13 Florida, Inc. The Company acquired VidaCann from the sellers who held all membership interests in VidaCann in exchange for 81,872,252 shares of common stock, approximately $4 million in cash, and $5 million in promissory notes, subject to adjustments. Based on the closing price of Planet 13’s common stock on May 9, 2024, the total consideration is valued at $50,755,443. As part of the agreement, VidaCann’s $3 million in bank debt and $1.5 million in related party notes were assumed by the Company. Additionally, the Seller of the majority interest in VidaCann has the right to nominate a director to Planet 13’s board, effective the next business day following the 2024 annual meeting of stockholders in June, with former VidaCann CEO David Loop selected as the board nominee. The acquisition added 26 dispensaries to Planet 13’s portfolio, significantly expanding its presence in Florida.

2024 Opening of 27th Dispensary in Ocala, Florida

On August 12, 2024, Planet 13 announced the opening of Planet 13 Ocala, marking its 27th dispensary in Florida and 31st location nationwide.

2024 Wiz Khalifa to Offer Exclusive Khalifa Kush Products ‘Powered by Planet 13’ at Planet 13 Entertainment Complex

On August 15, 2024, Planet 13 announced an exclusive partnership with multi-platinum selling artist Wiz Khalifa’s Khalifa Kush brand to cultivate, manufacture, and sell Khalifa Kush premium products ‘Powered by Planet 13’ at the Planet 13 Entertainment Complex in Las Vegas.

2024 Opening of 28th Dispensary in Port Orange, Florida

On October 15, 2024, Planet 13 announced the upcoming grand opening of Planet 13 Port Orange on October 19, 2024, marking its 28th dispensary in Florida and 32nd nationwide.

2024 Opening of 29th Dispensary in Gulf Breeze, Florida

On December 18, 2024, Planet 13 announced the opening of Planet 13 Gulf Breeze, marking its 29th dispensary in Florida and 33rd location nationwide.

2024 Opening of 30th Dispensary in Panama City, Florida

On December 26, 2024, Planet 13 announced the opening of Planet 13 Panama City, its 30th dispensary in Florida and 34th nationwide.

Overview of the Company’s Cannabis Business

Introduction

On November 1, 2018, we opened the Planet 13 Las Vegas Superstore, less than 500 feet from the Trump Tower and less than 2,500 feet from the Wynn hotel. MMDC entered into an arm’s length agreement to lease a 100,000 square foot building to house its Planet 13 Las Vegas Superstore dispensary and corporate office space in a Phase I build-out of the location (the “Planet 13 Las Vegas Superstore”). In October 2019, we opened a 4,500-square-foot coffee shop and pizzeria in the Planet 13 Las Vegas Superstore. In 2020, the coffee shop and pizzeria were renamed as the Trece Eatery + Spirits restaurant, owned and operated by us through our subsidiaries. Trece Eatery + Spirits closed at the end of March 2024. The space is now available for sublease as we evaluate future opportunities for the location. The Planet 13 Las Vegas Superstore lease has a seven-year term with two seven-year renewal options and we have a right-of-first-refusal on any sale of the building. Prior to opening the Planet 13 Las Vegas Superstore, we sold both medical and adult-use products from our then existing facilities. On April 1, 2019, we entered into a lease and sub-license agreement for an additional 4.17 acres of land directly adjacent to the Planet 13 Las Vegas Superstore for additional parking. The term of the April 1, 2019, lease and sub-license runs concurrent with the Planet 13 Las Vegas Superstore lease.

The Company owns a property in Beatty, Nevada that is the site for a potential future 100,000 square foot greenhouse for cultivation and an approximately 43,000 square foot processing/production facility located in Beatty, Nevada, approximately 120 miles north-west of Las Vegas. The Beatty location is licensed and zoned for up to three million square feet of greenhouse space for the cultivation of cannabis. The site, which is owned by us, has been permitted and is ready for construction to begin. We are evaluating the timing of construction based on a current excess of supply of wholesale cannabis product in the State of Nevada and in the event of future federal legalization. We expect to revisit our expansion plans for the Beatty facility once the wholesale market in Nevada stabilizes.

Cultivation

We operate our Nevada cultivation licenses at two separate facilities, each location operating jointly under a medical and adult-use cultivation license. The two cultivation licenses operate out of Las Vegas in Clark County, Nevada (Las Vegas) and include indoor cultivation and perpetual harvest cycles. One is located in an approximately 16,100 square foot facility, and the other operates out of a 45,000 square foot facility.  We also hold a third cultivation license located near the town of Beatty in Nye County, Nevada. The Beatty cultivation facility currently housed approximately 500 square feet of research and development and genetics testing with the potential to expand to over 2,300,000 square feet of greenhouse production capacity on 80 acres of owned land that includes municipal water and abundant electrical power already at the edge of the property.  We are in the process of closing the facility and have taken an impairment charge of $1,763,901 during the year ended December 31, 2024, with respect to the closure of this facility.

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

As part of our Florida expansion, on July 1, 2022, we closed on a $3,300,000 purchase of a 23-acre parcel of real property, inclusive of a 10,500 square foot building, near Ocala, Florida. We are currently assessing our options for this property while continuing to strategically evaluate our cultivation and dispensary footprint across the State of Florida.

With the acquisition of VidaCann, we assumed a lease for a property in St. Johns, Florida, which serves as a key cultivation, manufacturing, and distribution site. Situated on a 78.6-acre lot the site is equipped with advanced climate control, irrigation, and lighting systems, optimizing both indoor and greenhouse growing environments for year-round production, and houses cannabis cultivation, tissue culture, packaging, and distribution operations.

The St. Johns facility continues to expand its capabilities with the addition of a 10th greenhouse recently approved for operations, each spanning 35,000 square feet. To further enhance production, four new dry rooms (750 square feet each) have been completed to support increased cannabis output. The site also features a 1,600-square-foot tissue culture lab designed to house a proprietary strain catalog, support R&D initiatives, and facilitate future advancements in cannabis technology. To streamline operations, the facility is implementing enhanced automation for cultivation and packaging, improving overall efficiency. Additionally, a fully integrated onsite distribution team ensures seamless product delivery to dispensary locations across Florida.

As part of our continued growth, we have established a new processing facility in Jacksonville located on Bowden Rd., dedicated to cannabis extraction, distillation, and derivative product manufacturing. This 7,000-square-foot facility supports the production of vapes, tinctures, and other infused products, including our in-house edibles. To ensure the highest standards of quality and safety, the facility is equipped with rigorous internal testing processes, maintaining compliance with industry best practices. This expansion strengthens our ability to deliver a diverse range of cannabis products of the highest quality standards while upholding our commitment to efficiency, innovation, and meeting market demand.

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

We currently conduct cannabis distribution operations at our licensed facilities in Coalinga and Santa Ana, California. At our Santa Ana distribution location, we receive cannabis products from third-party vendors before they are placed in the Planet 13 OC Superstore.

We operate through our wholly owned subsidiary, NGW, LLC, which is licensed by the State of California to cultivate and manufacture and distribute cannabis.   Our operations include supplying our Planet 13 OC retail store, wholesaling to other California-licensed businesses from Facilities A and C and selling to California retail customers through our own license and third-party distributors.

We currently conduct cannabis distribution operations from our licensed cultivation and production facilities in Jacksonville Florida for the transport of our products between our cultivation, production and dispensing operations in the State of Florida.

Dispensing

We have two Nevada dispensary licenses, one for medical and adult-use and one for the sale of adult-use products. Since 2018, the Planet 13 Las Vegas Superstore, approximately 23,000 square feet of retail space located adjacent to the Las Vegas Strip, has housed one medical and one adult-use license. The Planet 13 Las Vegas Superstore has the capacity to serve between 3,000 and 5,000 customers per day through its new, enhanced dispensary.  Prior to relocating to the Planet 13 Las Vegas Superstore, the licenses operated out of the Medizin Facility, a 2,300 square foot facility located approximately six miles off the Las Vegas Strip. In September 2020, we received an unincorporated Clark County adult-use license for the Medizin Facility dispensary which had closed when its dispensary licenses were transferred to the Planet 13 Las Vegas Superstore and re-opened the Medizin Facility on November 30, 2020.

The regulatory framework for consumption lounge applications and operations was finalized in July 2022. In December 2022, we were approved for a retail attached cannabis consumption lounge prospective license, and in October 2023, our prospective license was converted to conditional status. On April 5, 2024, Planet 13’s first consumption lounge, DAZED!, opened at its flagship Las Vegas SuperStore, introducing a new level of cannabis hospitality and entertainment. The 3,000-square-foot lounge is designed to provide an upscale, immersive experience with VIP booths, expertly crafted canna-cocktails, and live entertainment.

We operate one dispensary in California, the Planet 13 OC retail store, which occupies approximately 25,600 square feet of retail space on Warner Avenue in the City of Santa Ana located in Orange County. On March 3, 2023, we submitted a request to the DCC to add a medical designation to our dispensary license which will allow for the sale of medical cannabis products from the Planet 13 OC Superstore.

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

Our Florida MMTC license authorizes us to dispense medical marijuana to qualified patients and caregivers. We operate 80,000 square feet of combined retail space across 30 active dispensary locations, strategically positioned to serve key markets. These locations are designed to provide a high-quality customer experience, with a focus on product variety, accessibility, and compliance with state regulations.

Licenses

Please see Table 1 below for a list of the cannabis licenses issued to us in each state.

Table 1: Licenses

Holding Entity	Permit/License	Jurisdiction	Expiration/Renewal Date	Description
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2025	Dispensary
MMDC	Adult-Use	Clark County, NV	November 30, 2025	Dispensary
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2025	Cultivation
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2025	Production
MMDC	Medical/Adult-Use	Nye County, NV	June 30, 2025	Cultivation
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2025	Cultivation
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2025	Production
MMDC	Medical	Nye County, NV	June 30, 2025	Production
MMDC	Adult-Use	Nye County, NV	June 30, 2025	Production
MMDC	Distribution	Clark County, NV	March 31, 2025	Distribution
MMDC	Medical/Adult-Use	Nevada-Tribal	July 8, 2025	Cultivation/Production
Newtonian	Medical / Adult-Use Retailer	Santa Ana, CA	April 17, 2025	Dispensary
Newtonian	Medical / Adult-Use Retailer	Santa Ana, CA	June 11, 2025	Distribution
Newtonian	Event Organizer	Santa Ana, CA	August 3, 2025	Event Organizer
NGW, LLC	Medical/Adult-Use	Coalinga, CA	June 20, 2025	Distribution
NGW, LLC	Medical/Adult-Use	Coalinga, CA	October 27, 2025	Manufacturer Type 6
NGW, LLC	Adult-Use	Coalinga, CA	November 17, 2025	Cultivation, Medium Indoor
VidaCann, LLC	MMTC	Florida	July 24, 2026	MMTC
Planet 13 Illinois	Adult-Use Dispensing	Chicago-Naperville-Elgin, IL	March 31, 2026	Dispensary

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

We offer our customers a diverse range of products, including cannabis flowers, cannabis concentrates and cannabis-infused products. In total, we currently offer over 154 cannabis strains at our dispensaries, including up to 79 unique strains cultivated in Florida, 22 of which originate from Nevada, up to 60 strains grown in Nevada, and up to 15 strains cultivated at our cultivation facility in California, 2 of which also originate from Nevada, covering the entire cannabis spectrum.

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

Our cultivation, production, distribution and marketing business is currently focused on the medical and adult-use segments, with product offerings sold through our own licensed retail dispensaries in California, Florida, Illinois and Nevada as well as third party dispensaries in both California and Nevada.

Principal Products

We currently operate the Planet 13 Las Vegas Superstore, a 24,000 square foot licensed cannabis dispensary inside the Planet 13 Las Vegas Entertainment Complex, located near the Las Vegas Strip, from which we: (i) dispense medical (Medizin) and retail (Planet 13) product lines and provides customer experiences through entertainment features; (ii) provide the consultation, education and convenience services described below; and (iii) own and operate DAZED! Consumption Lounge as well as operate a non-cannabis retail merchandise store and event space. Our principal products are cannabis and cannabis-infused items sold to consumers in the medical and retail cannabis markets in the State of Nevada. We sell more than 154 strains of cannabis, up to 60 of which are grown in-house by us.

Co-located with the Planet 13 Las Vegas Superstore complex, we operate a customer-viewable production facility manufacturing wholesale edible and concentrate products, include the TRENDI line, the Leaf & Vine line Dreamland Chocolates, HaHa gummies and sparkling beverages. These products are sold in-store and wholesale to 57 other dispensaries in Nevada.

We also operate the Medizin dispensary, reopened in November 2020, and operate the Planet 13 OC Superstore dispensary in Santa Ana, California which opened on July 1, 2021 and operate the Planet 13 dispensary in Waukegan, Illinois,

In Florida we operate 30 medical dispensaries throughout the state that encompass over 80,000 square feet of retail space and offer up to 79 unique strains grown by us to medical patients.

Through our cultivation and production facilities in Nevada and California, we manufacture and sell brands at wholesale to licensed dispensaries in addition to selling these products in our own dispensaries.  Our cultivation and production facilities in Florida supply products exclusively to our 30 medical dispensaries in the state.

Competition

With respect to retail operations, we compete with other retail license holders across California, Florida, Illinois and Nevada. In addition to physical dispensaries, we also compete with third-party delivery services which provide direct-to-consumer delivery services in Nevada and California. In terms of cultivation and production, we compete with other licensed cultivators and operators in California, Florida, Nevada and other states in which we may operate in the future.

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

Management also believes that there are a number of illegally operating dispensaries and cultivators in California, Florida, Illinois and Nevada which serve as competition to us. We expect, however, that the majority of these illegal dispensaries and cultivators will be forced to cease operations in the near-term. See “Risk Factors.”

In Florida, we compete with 22 other master license holders.  There is no limit as to the number of medical dispensary locations an individual operator can open.  All products sold in medical dispensaries have to be grown and products by the licensee under a fully vertically integrated operational requirement.  There is no wholesale market in the State of Florida.

In Illinois we operate one retail dispensary and compete against 240 other dispensary locations throughout the state. There is a ten (10) store cap on licensed locations that can be owned or controlled by an individual operator or affiliated group.

Components

The main raw materials and components used in the production of our products are cannabis seeds and clones, water, plant nutrients, and electricity.

Water for our Clark County, Nye County, Fresno County and Saint Johns County operations is obtained from the respective municipal water systems. The price of water is determined by the respective local governments.

Raw materials include soil, nutrients, organic integrated pest and disease management, environmental supplementation, disposable supplies, and other miscellaneous inputs, all of which are readily available from multiple sources at wholesale or lower prices.

Cycles

There have been seasonal fluctuations observed in the Planet 13 Las Vegas Superstore operations, reflective of the Las Vegas market specifically, as well as industry-wide cannabis-themed holidays and events. These potential seasonal fluctuations have presented the industry and the Planet 13 Las Vegas Superstore with a unique set of opportunities and challenges. Our Planet 13 OC location opened on July 1, 2021, and has more limited seasonal fluctuations at this location. Our Illinois dispensary has a limited operational history, and we continue to monitor the seasonal fluctuations at this location. Operations across our 30 medical dispensary locations in Florida are also subject to seasonal fluctuations, with the summer months (June- October period) seeing a marginal decrease in demand.

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

Human Capital

As of December 31, 2024, we employed approximately 900 full-time and 100 part-time employees, and we anticipate that number will increase as we expand our operations in California, Florida, Illinois, and Nevada. Full time employees are distributed among several departments, including sales, management and administration, security, cultivation, operations, marketing, facilities, human resources, finance, accounting and legal. In order to ensure that the motivation, integrity and culture of our team stays strong, our Board of Directors (the “Board”) and executive team put significant focus on our human capital resources.

We are committed to providing equal employment opportunities to all employees and applicants. This commitment extends to all of our employment practices including recruiting, hiring, training, promotions, and benefits.

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

Legal and Regulatory Matters

United States Federal Law Overview

At the federal level, cannabis currently remains a Schedule I controlled substance under the U.S. Controlled Substance Act of 1970 (the “CSA”). Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the drug under medical supervision. As such, the manufacture, importation, possession, use or distribution of cannabis remains illegal under U.S. federal law. This has created a dichotomy between state and federal law, whereby many states have elected to regulate and remove state-level penalties regarding a substance that is still illegal at the federal level. As of December 31, 2024, and despite the conflict with U.S. federal law, at least forty (40) states, the District of Columbia, the Commonwealth of the Northern Mariana Islands, Guam, Puerto Rico, and the U.S. Virgin Islands have legalized cannabis for medical use. Twenty-four (24) of those states and the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam have legalized the adult use of cannabis for recreational purposes.

Although cannabis remains federally illegal, the U.S. government has largely deprioritized enforcement in recent years, shifting toward a more lenient approach—though this trend has shown signs of potential change. On August 29, 2013, the U.S. Department of Justice (“DOJ”) issued a memorandum known as the “Cole Memorandum” to all U.S. Attorneys’ offices (federal prosecutors). The Cole Memorandum generally directed U.S. Attorneys not to prioritize the enforcement of federal marijuana laws against individuals and businesses that rigorously comply with state regulatory provisions in states with strictly regulated medical or adult-use cannabis programs. The Cole Memorandum, while not legally binding, assisted in managing the tension between state and federal laws concerning state-regulated cannabis businesses.

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

On January 21, 2021, Joseph Biden, Jr. was sworn in as President of the United States. President Biden’s Attorney General, Merrick Garland, was confirmed by the United States Senate on March 10, 2021. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. Mr. Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a good use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. On October 6, 2022, President Biden announced "First: I'm pardoning all prior federal offenses of simple marijuana possession ... Second: I'm calling on all governors to pardon simple state marijuana possession offenses ... Third: ... I'm asking [Secretary of Health and Human Services Becerra] and the Attorney General to initiate the process of reviewing how marijuana is scheduled under federal law."  Unless and until the United States Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole memorandum, enforcement priorities are determined by respective United States Attorneys.

Following President Biden’s October 6, 2022, announcement, the Department of Health and Human Services (HHS) formally recommended in August 2023 that the Drug Enforcement Administration (DEA) reclassify marijuana from a Schedule I to a Schedule III controlled substance under the Controlled Substances Act (CSA). This recommendation, if adopted, would recognize cannabis as having accepted medical uses and significantly reduce regulatory burdens on the industry, including tax restrictions under Section 280E of the Internal Revenue Code. As of early 2025, the DEA is still reviewing HHS’s recommendation but has not issued a final decision. Rescheduling to Schedule III would not legalize marijuana federally but would shift enforcement priorities and potentially open avenues for expanded research, banking access, and interstate commerce. However, cannabis would remain illegal for adult-use under federal law unless explicitly authorized by Congress. In December 2023, President Biden reaffirmed his administration’s commitment to cannabis reform, granting additional pardons for federal simple possession convictions and urging further action on criminal justice reform. Meanwhile, the SAFE Banking Act, which would allow cannabis businesses to access traditional banking services, has passed the Senate Banking Committee but remains stalled in Congress. Despite these developments, federal enforcement remains inconsistent. The Department of Justice (DOJ) has not issued a formal cannabis enforcement policy, leaving discretion to U.S. Attorneys in each jurisdiction. While federal prosecution of state-legal cannabis businesses remains rare, uncertainty persists as long as cannabis remains federally illegal.

On January 20, 2025, Donald J. Trump was sworn in for his second term as President of the United States. In the months following his inauguration, President Trump has expressed support for reclassifying marijuana from a Schedule I to a Schedule III controlled substance under federal law, acknowledging its potential medical benefits. Additionally, President Trump endorsed the legalization of marijuana in Florida, backing Amendment 3. In the November 5, 2024, election, Florida’s Amendment 3, which sought to legalize recreational marijuana for adults aged 21 and over, received 56% support from voters. However, it failed to meet the 60% supermajority threshold required to amend the state constitution, resulting in the measure's defeat. These positions suggest a shift toward a more permissive federal stance on cannabis, though comprehensive federal legalization has not yet been proposed.

Following the Department of Health and Human Services’ 2023 recommendation, the DEA is still reviewing whether to reclassify cannabis from a Schedule I to a Schedule III controlled substance. This change would recognize medical uses and alleviate some regulatory burdens but would not fully legalize cannabis at the federal level. Delays in the DEA's decision have led to ongoing uncertainty within the industry.

Meanwhile, legislative efforts continue, with the Cannabis Administration and Opportunity Act (CAOA) seeking to decriminalize cannabis, expunge certain convictions, and promote social equity. However, the bill faces bipartisan hurdles in Congress. Similarly, the SAFE Banking Act, aimed at providing cannabis businesses with access to traditional banking services, has been reintroduced but remains stalled, leaving many cannabis businesses operating in cash-only environments.

As of February 13, 2025, if the DEA moves forward with rescheduling or Congress advances legalization efforts, it could mark the most significant shift in federal cannabis regulation in decades. While the future of federal cannabis policy remains in flux, 2025 could be a pivotal year for reform. If key decisions—such as DEA rescheduling or congressional action—move forward, it could reshape the legal landscape of cannabis in the United States. Until then, the industry continues to navigate complex regulatory and financial hurdles as it awaits definitive federal action.

In addition to federal illegality and uncertainty of state-driven legalization frameworks for cannabis operators within the U.S., it may potentially be a violation of federal anti-money laundering statutes for financial institutions to take any proceeds from the sale of cannabis or any other Schedule I controlled substance. Canadian banks are likewise hesitant to deal with cannabis companies due to the uncertain legal and regulatory framework of the industry. Banks and other financial institutions, particularly those that are federally chartered in the U.S., could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses.

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

In the U.S., the SAFE Banking Act of 2019, H.R. 1595 (“SAFE Banking Act”), was first introduced on March 7, 2019, and passed a vote on September 25, 2019, by the Committee of the Whole Congress, but failed to receive the support needed to pass the U.S. Senate. Generally, the act would let banks offer services to cannabis-related businesses. They could also offer services to those businesses’ employees. In both Canada and the U.S., transactions involving banks and other financial institutions are both difficult and unpredictable under the current legal and regulatory landscape. Legislative changes could help to reduce or eliminate these challenges for companies in the cannabis space and would improve the efficiency of both significant and minor financial transactions. The SAFE Banking Act re-emerged in March 2021, H.R. 1996, with more bipartisan support including with 180 cosponsors. On April 19, 2021, the House passed the re-introduced SAFE Banking Act in a bipartisan vote of 321 - 101, but it again stalled in the Senate. While there is strong support in the public and within Congress for the SAFE Banking Act and similar legislation, there can be no assurance that it will be passed as presently proposed or at all.

In April 2023, the bill was reintroduced as H.R. 2891 and S. 1323, with the Senate Banking Committee approving it in September 2023. In 2024, the bill was revised and rebranded as the SAFER Banking Act (S. 2860), broadening its regulatory scope. The Senate Banking Committee advanced the SAFER Banking Act in late 2024, but as of February 13, 2025, it has yet to receive a full Senate vote. While momentum for cannabis banking reform continues, financial institutions remain restricted in providing services to the industry, creating operational challenges and cash-handling risks for cannabis businesses.

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

Most recently, the Joyce Amendment was renewed through the signing of the Consolidated Appropriations Act, 2024 in January 2024, extending protections for the medical cannabis industry through the current fiscal year. The amendment, which has been included in federal spending bills since FY 2015, continues to prevent the Department of Justice from using congressionally appropriated funds to interfere with state-legal medical cannabis operations. However, its future remains uncertain as broader federal cannabis reform efforts, including the SAFE Banking Act and descheduling proposals, continue to face legislative challenges.

As of February 13, 2025, more than half of U.S. states have legalized cannabis for adult use, and an even greater number permit medical cannabis. While federal prohibition remains, momentum for reform is increasing, including proposed rescheduling under the Controlled Substances Act and discussions on comprehensive legalization.

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

In June 2023, Nevada Governor Joe Lombardo signed legislation increasing the legal possession limits for cannabis. Effective January 1, 2024, adults aged 21 and over may legally possess up to 2.5 ounces of cannabis or up to 0.25 ounces of THC concentrate, an increase from the previous limits of 1 ounce of cannabis and 0.125 ounces of THC concentrate. Additionally, the Nevada Cannabis Compliance Board (CCB) has continued to oversee the state’s cannabis industry, ensuring strict regulation of licensing and operations to protect public health and safety. As of January 21, 2025, the CCB welcomed Major General Ondra L. Berry as a new board member, appointed by Governor Lombardo. These developments reflect Nevada's ongoing efforts to adapt its cannabis regulations, balancing industry growth with public safety considerations.

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

Cannabis consumption lounges were authorized in Nevada pursuant to AB 341 in the 2021 81st Session of the Nevada Legislature. On July 9, 2021, our subsidiary MMDC received a notification letter of eligibility to hold a retail attached cannabis consumption lounge license from the CCB. On June 28, 2022, the CCB adopted regulations for the cannabis consumption lounge application and requirements to operate. In December 2022, we were approved for a retail attached cannabis consumption lounge prospective license and continue to develop our buildout and operational plans. On April 5, 2024, Planet 13’s first consumption lounge, DAZED!, opened at its flagship Las Vegas SuperStore Entertainment Complex.

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

In 2003, Senate Bill 420 was signed into law establishing an optional identification card system for medical marijuana patients. In September 2015, the California legislature passed three bills collectively known as the Medical Cannabis Regulation and Safety Act (“MCRSA”). The MCRSA established a licensing and regulatory framework for medical marijuana businesses in California. The system created multiple license types for dispensaries, infused products manufacturers, cultivation facilities, testing laboratories, transportation companies, and distributors. Edible infused product manufacturers would require either volatile solvent or non-volatile solvent manufacturing licenses depending on their specific extraction methodology. Multiple agencies would oversee different aspects of the program and businesses would require a state license and local approval to operate. However, in November 2016, voters in California overwhelmingly passed Proposition 64, the Adult-Use of Marijuana Act (“AUMA”) creating an adult-use marijuana program for adults 21 years of age or older.

AUMA included certain conflicting provisions with MCRSA, so in June 2017, the California State Legislature passed Senate Bill No. 94, known as Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which amalgamates MCRSA and AUMA to provide a set of regulations to govern a medical and adult-use licensing regime for cannabis businesses in the State of California. At that time the four agencies that regulated marijuana at the state level were the Bureau of Cannabis Control (“BCC”), California Department of Food and Agriculture, California Department of Public Health, and California Department of Tax and Fee Administration. MAUCRSA came into effect on January 1, 2018. One of the central features of MAUCRSA is known as “local control.” In order to legally operate a medical or adult-use marijuana business in California, an operator must have both a local and state license. This requires license holders to operate in cities or counties with marijuana licensing programs. Cities and counties in California are allowed to determine the number of licenses they will issue to marijuana operators or can choose to outright ban marijuana.

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

MAUCRSA allows local municipalities and jurisdictions to authorize the on-site consumption of cannabis by state-licensed retailers and/or microbusinesses. If a city or county permits it, retailers and microbusinesses can have on-site consumption if: (i) access to the area where cannabis consumption is allowed is restricted to persons 21 years of age and older, (ii) cannabis consumption is not visible from any public place or non-age-restricted area, and (iii) the sale or consumption of alcohol or tobacco is not allowed on the premises.

In 2024, the DCC intensified its enforcement actions to protect consumers. The department oversaw more than 480 embargoes, preventing thousands of potentially adulterated products from reaching consumers. Additionally, the Unified Cannabis Enforcement Task Force seized over $254 million worth of unlicensed cannabis products throughout the year. In October 2024, Governor Gavin Newsom signed Assembly Bill 1775, effective January 1, 2025, allowing cannabis dispensaries and lounges to prepare and sell non-psychoactive food and non-alcoholic beverages, and to host live music and performances. This legislation aims to boost revenue for legal dispensaries and provide consumers with enhanced experiences.

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

California License and Regulatory Compliance

As of December 31, 2024, we, through our subsidiary Newtonian, hold the Santa Ana Permit and the California License and are in compliance with applicable licensing requirements and the regulatory framework enacted by the State of California. In order to qualify for these licenses, we submitted applications and license renewals with detailed plans and procedures evidencing to the applicable regulators that it complies with all statutory and regulatory requirements in California for the operation of the licenses. We have further retained a California regulatory consultant, with experience operating regulatory-compliant California license operations, to advise us on regulatory requirements and updates in that state. Upon closing of the Arrangement, we filed a notice of ownership update with the State of California and assumed responsibility for the NGW licenses.

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

In the November 5, 2024, election, Florida’s Amendment 3, which sought to legalize recreational marijuana for adults aged 21 and over, received 56% support from voters. However, it failed to meet the 60% supermajority threshold required to amend the state constitution, resulting in the measure's defeat. Following this outcome, proponents of marijuana legalization are considering a subsequent ballot initiative campaign for 2026. The state continues to operate a regulated medical marijuana program, with ongoing discussions and legislative activities focused on potential reforms and expansions in the future.

As of March 2025, the Company operates thirty (30) dispensaries in Florida, expanding its retail footprint to serve medical cannabis patients across the state. Additionally, two stores in Orange Park and Port Richey are pending state approval for opening with three more locations in Edgewater, Pace and Sarasota expected to open in the coming months pending county review and approval.

Florida Reporting Requirements

Florida law calls for the OMMU to establish, maintain, and control a computer software tracking system that traces cannabis from seed to sale and allows real-time, 24-hour access by the OMMU to such data. The tracking system must allow for integration of other seed-to-sale systems and, at a minimum, include notification of certain events, including when marijuana seeds are planted, when marijuana plants are harvested and destroyed and when cannabis is transported, sold, stolen, diverted, or lost. Each medical marijuana treatment center shall use the seed-to-sale tracking system established by the OMMU or integrate its own seed-to-sale tracking system with the seed-to-sale tracking system established by the OMMU. At this time the OMMU has not implemented a statewide seed-to-sale tracking system. Additionally, the OMMU also maintains a patient and physician registry and the licensee must comply with all requirements and regulations relative to the provision of required data or proof of key events to said system to retain its license. Florida requires all MMTCs to abide by representations made in their original application to the State of Florida or any subsequent variances to same. Any changes or expansions of previous representations and disclosures to the OMMU must be approved by the OMMU via a variance process.  The state of Florida uses BioTrackTHC as its computerized track-and-trace system for seed-to-sale reporting. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements.

Security and Storage Requirements

Adequate outdoor lighting is required from dusk to dawn for all MMTC facilities. 24-hour per day video surveillance is required and all MMTCs must maintain at least a rolling 45-day period that is made available to law enforcement and the OMMU upon demand. Alarm systems must be active at all times for all entry points and windows. Interior spaces must also have motion detectors, and all cameras must have an unobstructed view of key areas. Panic alarms must also be available for employees to be able to signal authorities when needed.

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

Florida License and Regulatory Compliance

We, through our subsidiary, VidaCann LLC, hold the MMTC license and are in compliance with applicable licensing requirements and the regulatory framework enacted by the State of Florida. We have retained Florida regulatory consultants with experience to advise us on regulatory requirements and updates in that state.

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

Illinois Reporting Requirements

As of February 2025, Illinois has transitioned from using BioTrackTHC to Metrc as its official seed-to-sale tracking system for cannabis. The implementation of Metrc is expected to improve compliance monitoring, streamline reporting processes, and bolster public safety within Illinois’ cannabis market. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements.

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

Nature of the Company’s Involvement in the U.S. Cannabis Industry

We are actively engaged in the cultivation, manufacturing, production, possession, use, sale, and distribution of cannabis for both medical and adult use in Nevada and California, for medical use only in Florida, and in the dispensing of adult-use cannabis in Illinois.

See Recent Developments for further information related to the Company’s Florida operations and its acquisition of VidaCann, LLC.

As of December 31, 2024, virtually all of our assets and revenues are directly attributable to the medical and adult-use cannabis market.

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

Our operations in the U.S. cannabis industry are presently only in the States of Nevada and California, Illinois and Florida. We may expand our operations outside of Nevada and California and intend to restrict such future expansion to: (i) only those states that have enacted laws legalizing cannabis; and (ii) only those states where we can comply with state (and local) laws and regulations and have the licenses, permits or authorizations to properly carry on each element of our business.

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

Risks Related to Regulation and our Industry

●	Cannabis continues to be a controlled substance under the CSA and our business model and the nature of our operations could result in adverse actions by agencies of the U.S. federal government.
●	Some of our planned business activities, while compliant with applicable U.S. state and local law, are illegal under U.S. federal law.
●	There is uncertainty surrounding the U.S. federal government and Attorney General Pam Bondi and their influence and policies in opposition to the cannabis industry as a whole, and their actions could result in significant fines, penalties, convictions or criminal charges, which could have a material adverse effect on us.
●	The industry in which we operate is still developing and subject to extensive regulation.
●	We face risks due to industry immaturity or limited comparable, established industry best practices.
●	Our sales and marketing activities and enforcement of contracts may be hindered by regulatory restrictions.
●	We expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations.
●	Our investors, directors, officers and employees may be subject to entry bans into the United States.
●	Our operations may become the subject of heightened scrutiny, which may lead to the imposition of additional restrictions. on our operations
●	Regulatory scrutiny of the industry in which we operate may negatively impact our ability to raise additional capital.
●	Banks and other financial institutions which service the cannabis industry are at risk of violating certain financial laws, including anti-money laundering statutes.
●	The re-classification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business.
●	We may incur significant tax liabilities due to limitations on tax deductions and credits under section 280E of the Internal Revenue Code of 1986, as amended, (the “Code”).
●	State and local governments may heavily regulate brands and forms of cannabis products, and there is no guarantee that our proposed products and brands will be approved for sale and distribution in any state
●	We may have difficulty accessing the service of banks and processing credit card payments in the future.
●	Failure to comply with environmental laws, regulations and permitting requirements may result in enforcement actions.
●	Failure to obtain or maintain the necessary licenses, permits, authorizations or accreditations could have a material adverse effect on our business.
●	U.S. state laws legalizing and regulating the sale and use of cannabis could be repealed or overturned.
●	We may face limitations on ownership of cannabis licenses, which may restrict our ability to grow.
●	We may become subject to FDA or ATF regulation that may have an adverse effect on our business, and we may be subject to negative clinical trials.
●	We could be subject to criminal prosecution or civil liabilities under RICO.
●	We lack access to U.S. bankruptcy protections.

Risks Related to our Business and Operations

●	The full effect of the COVID-19 pandemic on our operations is unknown at this time, and it may cause a significant negative effect on us in the future.
●	We face increasing competition that may materially and adversely affect our business, financial condition and results of operations.
●	Our reliance on our operations in limited jurisdictions means that adverse changes or developments could have a material adverse effect on our business.
●	Our probable lack of business diversification could have a material adverse effect on our business.
●	There is no assurance that we will be profitable or pay dividends.
●	Increased prices and inflation could negatively impact our margin performance and our financial results.
●	We are a developing company and have only recently begun to generate positive cash flow.
●	Our business is exposed to risks inherent in an agricultural business.
●	We are dependent on the popularity of consumer acceptance of our brand portfolio to generate revenues.
●	We may be adversely impacted by rising or volatile energy costs.
●	We may encounter unknown environmental risks that may delay the development of our businesses.
●	Threats to our information technology system and potential cyber-attacks and security breaches could have a material adverse effect on our business.,reputation and financial condition
●	Our business is subject to risks and hazards for which we may not be able to obtain insurance coverage.
●	Our business faces risks of exposure to product liability claims, regulatory action, complaints, enforcement action and litigation that could prevent or inhibit the commercialization of our potential products and have a material adverse effect on us.
●	We may become party to litigation from time to time in the ordinary course of business which could d have a material adverse effect on us
●	Product recalls could lead to decreased demand for our products.
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

●	We could be liable for fraudulent or illegal activity by our employees, contractors and consultants, resulting in significant financial losses and claims against us
●	In certain circumstances, our reputation could be damaged, resulting in a material adverse effect on our business
●	Unfavorable publicity or consumer perception could lead to a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows.
●	Because of our reliance on key inputs and their related costs, any significant interruption or negative change in the availability or economics of our supply chain could have a materially adverse impact on our business.
●	We are a holding company and are dependent on the earnings and distributions by our subsidiaries.
●	The termination of any of our leases may have a material adverse effect on our business, financial condition and prospects.
●	Competition for the acquisition and leasing of properties suitable for cannabis activities may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.
●	We face costs of maintaining a public listing and reporting requirements which could adversely affect our business, financial condition and results of operations.
●	Currency fluctuations could expose us to exchange risk.
●	We may face difficulties acquiring additional financing to fund our growth.
●	Our officers and directors may be engaged in a range of business activities resulting in conflicts of interest.
●	Our actual financial position and results of operations may differ materially from the expectations of management.
●	Our business, financial condition, results of operations, and cash flow may be negatively impacted by challenging global economic conditions.

Risks Related to our Acquisitions and Growth Strategy

●	Our failure to successfully integrate acquired businesses, their products and other assets, may result in our inability to realize any benefit from such acquisition.
●	We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.
●	The issuance of a significant number of shares of Common Stock in connection with potential equity financings or future acquisitions could adversely affect the market price of our Common Stock.

Risks Related to Intellectual Property

●	We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.
●	U.S. federal trademark and patent protection may not be available for our intellectual property due to the current classification of cannabis as a Schedule I controlled substance.

Risks Related to our Common Stock

●	Our Co-CEOs are able to exert significant influence over all matters requiring shareholder approval.
●	We are a U.S. domestic company for U.S. federal income tax purposes and are subject to U.S. tax law.
●	Dividends received by Canadian holders of Common Stock are subject to U.S. withholdings tax.
●	The market price for the Common Stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control.
●	It may be difficult for U.S. holders of the Common Stock to resell them over the CSE or at all.
●	Future sales of the Common Stock by existing shareholders could reduce the market price of the Common Stock.

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

There is uncertainty surrounding the U.S. federal government and Attorney General Pam Bondi and their influence and policies in opposition to the cannabis industry as a whole, and their actions could result in significant fines penalties, convictions or criminal charges, which could have a material adverse effect on us.

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

In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis. States where medical cannabis had been legalized were not characterized as a high priority. On January 4, 2018, former U.S. Attorney General Jeff Sessions issued a memorandum to U.S. district attorneys which rescinded the Cole Memorandum. With the Cole Memorandum rescinded, U.S. federal prosecutors can exercise their discretion in determining whether to prosecute compliant state law cannabis-related operations as violations of U.S. federal law throughout the United States. The potential impact of the decision to rescind the Cole Memorandum is unknown and may have a material adverse effect on our business and results of operations. Through September 30, 2021, DOJ appropriations prohibit use of funds for enforcement actions against medical cannabis. Pam Bondi was sworn in on February 5, 2025 as the 87th U.S. Attorney General, and it remains unknown what position he or President Trump’s administration will take regarding federal enforcement actions against the cannabis industry.

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

Because cannabis remains illegal under United States federal law, foreign nationals employed by or investing in state legal and licensed cannabis companies could face detention, denial of entry or lifetime bans from the United States for their business associations with cannabis businesses. Entry happens at the sole discretion of the U.S. Customs and Border Protection (“CBP”) officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. Business or financial involvement in the legal cannabis industry in Canada or in the United States by foreign nationals could also be reason enough for United States border guards to deny entry.

On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States laws regarding controlled substances, and because cannabis continues to be a controlled substance under United States law, working in or facilitating the proliferation of the legal cannabis industry in U.S. states where it is deemed legal may affect admissibility to the United States. As a result, CBP has affirmed that, employees, directors, officers, managers and investors of companies involved in business activities related to cannabis in the United States or Canada, like us, who are not United States citizens face the risk of being barred from entry into the United States for life.  Any entry bans against our investors, directors, officers and employees may have a material adverse effect on us.

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

In February 2014, the FinCEN issued guidance (which is not law) with respect to financial institutions providing banking services to cannabis businesses, including burdensome due diligence expectations and reporting requirements. This guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the Trump administration. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States and may have to operate our business on an all-cash basis. The inability or limitation in our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned.

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

Risks Related to our Business and Operations

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

We expect to continue the focus on the states in which we currently operate as we review further expansion opportunities into other jurisdictions in the United States. Adverse changes or developments within California, Florida, Illinois, or Nevada could have a material adverse effect on our ability to continue producing cannabis, and our business, financial condition and prospects.

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

There is no assurance as to whether we will achieve profitability or pay dividends. We have incurred and anticipate that we will continue to incur substantial expenses relating to the development and initial operations of our business. The payment and amount of any future dividends, if any, will depend upon, among other things, our results of operations, cash flow, financial condition, and operating and capital requirements. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividends. In the event that any of our investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions.

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

We are operating our business in a relatively new medical and adult-use cannabis industry and market. We must rely largely on our own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the medical and adult-use cannabis industry in the States of California, Florida, Illinois, or Nevada. Further, because U.S. federal and state laws prevent widespread participation in and otherwise hinder market research in the medical and adult-use cannabis industry as a whole, the third-party market data available to us is limited and unreliable. Our market research and projections of estimated total retail sales, demographics, demand, and similar consumer research are based on assumptions from limited and unreliable market data and generally represent the personal opinions of our management team. Due to the early stage of the regulated cannabis industry, forecasts regarding the size of the industry and the sales of products by us are inherently difficult to prepare with a high degree of accuracy and reliability. Any event or circumstance that affects the recreational or medical cannabis industry or market could have a material adverse effect on our business, financial condition and results of operations. No assurances can be given that this industry and market will continue to exist or grow as currently estimated or anticipated, or function and evolve in a manner consistent with management’s expectations and assumptions. A failure in the demand for products to materialize as a result of competition, technological change or other factors could have a material adverse effect on our business, results of operations and financial condition.

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

We are a holding company and the vast majority of our assets are the capital stock of our subsidiaries.  As a result, our investors are subject to the risks attributable to each of our subsidiaries. As a holding company, we conduct substantially all of our business through subsidiaries in Nevada, Florida, California and Illinois, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of each subsidiary and the distribution of those earnings to us. The ability of our subsidiaries to pay dividends and other distributions will depend on our subsidiaries’ operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained and contractual restrictions contained in the instruments governing its debt. In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of our subsidiaries before us.

The termination of any of our material leases may have a material adverse effect on our business, financial condition and prospects.

In Nevada, we currently lease our production and cultivation facility, the Planet 13 Las Vegas Superstore, and the Medizin dispensary in Las Vegas. In California, we lease our manufacturing facility in the City of Coalinga and our retail and distribution operations at Planet 13 Orange County, located in Santa Ana. In Florida, we lease all our licensed cultivation, manufacturing, distribution, and retail locations. Each of the leases specifically contemplates carrying on licensed cannabis activities pursued by us and through our subsidiaries at those locations. While we currently have a good relationship with each of our landlords, a termination of any of our material leases by any of our respective landlords could have a material adverse effect on our business, financial condition and prospects.

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

Although certain of our officers are bound by non-competition agreements limiting their ability to enter into competing and/or conflicting ventures or businesses during, and for a period of twelve (12) months after, their employment with us, we may be subject to various potential conflicts of interest because some of our officers and directors may be engaged in a range of business activities. In addition, our executive officers and directors may devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us. In some cases, our executive officers and directors may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to our business and affairs and that could adversely affect our operations. These business interests could require significant time and attention of our executive officers and directors.

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

Disruptions and volatility in global financial markets and declining consumer and business confidence, could lead to decreased levels of consumer spending. Our operations could be affected by the economic context should the unemployment level, interest rates or inflation reach levels that influence consumer spending and, consequently, impact our sales and profitability. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration, or severity of such disruptions in the credit and financial markets and adverse global economic conditions. Any general or market-specific economic downturn could have a material, adverse effect on our business, financial condition, results of operations, and cashflow.

Risks Related to our Acquisitions and Growth Strategy

Our failure to successfully integrate acquired businesses, their products and other assets, or if integrated, failure to further our business strategy, may result in our inability to realize any benefit from such acquisition.

We may grow by acquiring other businesses. For example, on March 2, 2022, we acquired NGW and on May 10, 2024, we completed the acquisition of VidaCann LLC., as previously described in this report. The consummation and integration of any acquired business, product or other assets may be complex and time consuming and, if such businesses and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated, expose us to increased competition or other challenges with respect to our products or geographic markets, and expose us to additional liabilities associated with an acquired business, technology or other asset or arrangement. If integration is not managed successfully by our management, we may experience interruptions in our business activities, deterioration in our employee, customer or other relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

The issuance of a significant number of shares of our Common Stock in connection with potential equity financings or future acquisitions could adversely affect the market price of our Common Stock.

Potential equity financings and/or shares of common stock issued on future acquisitions could result in a significant number of additional shares of Common Stock being issued and available for trading in the public market. The increase in the number of shares of our Common Stock may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock.

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

Robert Groesbeck and Larry Scheffler, the Co-CEOs, co-Chairmen and each a director of the Company, are promoters of the Company. As of March 26, 2025: (i) Mr. Groesbeck owns, or controls or directs, directly or indirectly, a total of 39,130,283 shares of Common Stock, representing in the aggregate approximately 11.35% of the equity of the Company on a fully diluted basis; and (ii) Mr. Scheffler owns, or controls or directs, directly or indirectly, a total of 781,553 shares of Common Stock, representing in the aggregate approximately 11.54% of the equity of the Company on a fully diluted basis. By virtue of their status as our principal shareholders, and by each being a director and/or our executive officer, each of Messrs. Groesbeck and Scheffler have the power to exercise significant influence over all matters requiring shareholder approval, including the election of directors, amendments to our bylaws, mergers, business combinations and the sale of substantially all of our assets, and their interests may conflict with those of our other shareholders. As a result, we could be prevented from entering into transactions that could be beneficial to us or our other shareholders. Also, third parties could be discouraged from making a takeover bid. Further, sales by either Messrs. Groesbeck and Scheffler of a substantial number of shares of Common Stock could cause the market price of the Common Stock to decline.

We are a U.S. domestic company for U.S. federal income tax purposes, and we and our shareholders are subject to U.S. tax law.

We are a U.S. domestic corporation and operate for U.S. federal income tax purposes under Section 7874(b) of the Code. As a result, we are subject to U.S. income tax on our worldwide income, and any dividends paid by us to holders of our shares not domiciled in the U.S. (“Non-U.S. Holders”) are generally subject to U.S. federal income tax withholding at a 30% rate or such lower rate as provided in an applicable treaty. We expect to continue to be treated as a U.S. domestic corporation for U.S. federal tax purposes.

In addition, Section 382 of the Code contains rules that limit, for U.S. federal income tax purposes, the ability of a corporation that undergoes an “ownership change” to utilize its net operating losses (and certain other tax attributes) existing as of the date of such ownership change. Under these rules, a corporation generally is treated as having had an “ownership change” if there is more than a 50% increase in stock ownership by one or more “five percent shareholders,” within the meaning of Section 382 of the Code, during a rolling three-year period. We do not have any net operating loss carry forwards or research and development credit carry forwards as of December 31, 2024, that would be subject to Section 382 of the Code.

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

Dividends received by holders of Common Stock who are U.S. holders will not be subject to U.S. withholding tax. Because we are a U.S. domestic company for U.S. federal income tax purposes, dividends paid by us will be characterized as U.S. source income for purposes of the foreign tax credit rules under the Code.

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

Financial markets have at times historically experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of companies and that have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the Common Stock may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which might result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, our operations could be adversely affected, and the trading price of the Common Stock might be materially adversely affected.

It may be difficult for U.S. holders of the Common Stock to resell them over the CSE or at all.

Major securities clearing firms in the U.S. have ceased participating or may be unwilling to participate in transactions related to securities of Canadian public companies involved in the medical and adult-use cannabis industry in the US. This appears to be due to the fact that cannabis continues to be listed as a controlled substance under U.S. federal law, with the result that cannabis-related practices or activities, including the cultivation, possession or distribution of cannabis, are illegal under U.S. federal law. Accordingly, U.S. residents who acquire the Common Stock as “restricted securities” may find it difficult to resell such shares over the facilities of any Canadian stock exchange on which the shares may then be listed including the CSE. It remains unclear what impact, if any, this and any future actions among market participants in the U.S. will have on the ability of U.S. residents to resell any of the Common Stock that they may acquire in open market transactions.

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

Item 2. Properties.

The following tables set forth our owned and leased physical properties as of March 26, 2025, which include the corporate principal office, the Planet 13 Entertainment Complex, locations of operating dispensaries, and locations for operating cultivation and processing facilities.We believe our existing properties and equipment are in good operating condition and are suitable for the conduct of our business.

State/City	Comments/Description	County	Leased/owned

NEVADA

One office location, three cultivation facilities, two processing facilities, two production facilities, two operating dispensaries, one distribution facilities, one entertainment complex and one development property

Las Vegas	Headquarters, U.S.	Clark County, NV	Leased
Las Vegas	Cultivation & Production Facility	Clark County, NV	Leased
Las Vegas	Cultivation & Distribution Facility	Clark County, NV	Leased
Las Vegas	Dispensary & Production Facility & Entertainment Complex	Clark County, NV	Leased
Las Vegas	Dispensary Facility	Clark County, NV	Leased
Beatty	Cultivation & Production Facility and development property	Nye County, NV	Owned

CALIFORNIA	One cultivation and processing facility, one production facility, one operating dispensary, two distribution facilities and two development properties

Santa Ana	Dispensary & Distribution Facility	Orange County, CA	Leased
Coalinga	Cultivation & Distribution Facility A	Fresno County, CA	Owned
Coalinga	Manufacturing Facility C	Fresno County, CA	Leased
Coalinga	Cultivation Expansion Development Parcel, 2.09 Acres	Fresno County, CA	Owned
Coalinga	Cultivation Expansion Development Parcel, 7.81 Acres	Fresno County, CA	Owned

ILLINOIS	One operating dispensary

Waukegan	Dispensary Facility	Lake County, IL	Owned

FLORIDA	One cultivation and processing facility, one office, one production facility, thirty operating dispensaries and one development property

Jacksonville	Cultivation & Processing Facility	Saint Johns County, FL	Leased
Jacksonville	Production Facility	Duval County, FL	Leased
Bonita Springs	Dispensary	Lee County, FL	Leased
Bradenton	Dispensary	Manatee County, FL	Leased
Cape Coral	Dispensary	Lee County, FL	Leased
Clermont	Dispensary	Lake County, FL	Leased
Daytona Beach/Holly Hill	Dispensary	Volusia County, FL	Leased
Deerfield Beach	Dispensary	Broward County, FL	Leased
DeLand	Dispensary	Volusia County, FL	Leased
Destin/Miramar Beach	Dispensary	Walton County, FL	Leased
Edgewater	Dispensary	Volusia County, FL	Leased
Gainesville	Dispensary	Alachua County, FL	Leased
Gulf Breeze	Dispensary	Santa Rosa County, FL	Leased
Jacksonville - Roosevelt	Dispensary	Duval County, FL	Leased
Jacksonville - Sunbeam	Dispensary	Santa Rosa County, FL	Leased
Lakeland	Dispensary	Polk County, FL	Leased
Largo	Dispensary	Pinellas County, FL	Leased
Miami - Biscayne	Dispensary	Miami-Dade County, FL	Leased
Miami - Sunset	Dispensary	Miami-Dade County, FL	Leased
Ocala	Dispensary	Marion County, FL	Leased
Orange Park	Dispensary	Clay County, FL	Leased
Orlando - Semoran	Dispensary	Orange County, FL	Leased
Orlando - Southland	Dispensary	Orange County, FL	Leased
Pace	Dispensary	Santa Rosa County, FL	Leased
Palm Bay	Dispensary	Brevard County, FL	Leased
Pensacola	Dispensary	Escambia County, FL	Leased
Port Charlotte	Dispensary	Charlotte County, FL	Leased
Port Orange	Dispensary	Volusia County, FL	Leased
Port Richey	Dispensary	Pasco County, FL	Leased
Sarasota	Dispensary	Sarasota County, FL	Leased
St Johns	Dispensary	St Johns County, FL	Leased
St. Petersburg	Dispensary	Pinellas County, FL	Leased
Stuart	Dispensary	Martin County, FL	Leased
Summerfield	Dispensary	Marion County, FL	Leased
Tallahassee	Dispensary	Leon County, FL	Leased
Tampa - Bruce B Downs	Dispensary	Hillsborough County, FL	Leased
Tampa - Kennedy	Dispensary	Hillsborough County, FL	Leased
West Palm Beach North	Dispensary	Palm Beach County, FL	Leased
West Palm Beach South	Dispensary	Palm Beach County, FL	Leased

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

On February 28, 2025, the Company secured a settlement with Casa Verde for the remaining approximately $2.1 million of the WAB Funds, bringing the total recovery of funds held at WAB to $5.5 million. The settlement is part of a broader resolution of ongoing litigation between the Company, Casa Verde, Karan Wadhera, and Jamie Nash. As part of the settlement, the Company, through a wholly-owned subsidiary, also obtained real estate property formerly associated with Andrew and Jamie Nash, valued at approximately $5.0 million based on recent comparable sales, which we intend to sell.  In total, Planet 13 has recovered approximately $10.5 million, including the expected value from the sale of the real estate property.

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

	Low Trading	High Trading
Period Ended	Price (C$)	Price (C$)
Fourth Quarter Ended December 31, 2024	0.50	0.86
Third Quarter Ended September 30, 2024	0.50	0.95
Second Quarter Ended June 30, 2024	0.62	1.11
First Quarter Ended March 31, 2024	0.65	1.23
Fourth Quarter Ended December 31, 2023	0.69	1.28
Third Quarter Ended September 30, 2023	0.63	1.64
Second Quarter Ended June 30, 2023	0.67	1.10
First Quarter Ended March 31, 2023	0.85	1.38

The following table indicates the high and low values with respect to trading activity for the Common Stock on the OTCQX for the periods indicated below (source: www.otcmarkets.com). Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Low Trading	High Trading
Period Ended	Price (US$)	Price (US$)
Fourth Quarter Ended December 31, 2024	0.35	0.63
Third Quarter Ended September 30, 2024	0.32	0.69
Second Quarter Ended June 30, 2024	0.45	0.82
First Quarter Ended March 31, 2024	0.48	0.92
Fourth Quarter Ended December 31, 2023	0.50	0.93
Third Quarter Ended September 30, 2023	0.45	1.20
Second Quarter Ended June 30, 2023	0.52	0.82
First Quarter Ended March 31, 2023	0.61	1.05

Shareholders

As of March 26, 2025, there were 260 holders of record of Common Stock and no holders of record of Restricted Voting Shares.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, we had the following issuance of unregistered securities:

●	There were no sales of unregistered securities during the year ended December 31, 2024 that were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the years ended December 31, 2024 and 2023. It is supplemental to, and should be read in conjunction with, our audited annual consolidated financial statements for the years ended December 31, 2024 and 2023, and the accompanying notes presented herein. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

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

Overview of the Company

We are a multi-state cannabis operator with licenses to operate in Nevada, California, Florida and Illinois. We are headquartered in Las Vegas, Nevada. A detailed description of our corporate history and our business can be found above in Item 1.

As of December 31, 2024, we employed approximately 1,000 people and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensary while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California-licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California-licensed cannabis cultivation and production activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing, (d) VidaCann LLC. (“VidaCann”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) Planet 13 Illinois, LLC (“Planet 13 Illinois”) which holds an Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer-facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility, allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

Nevada

As of December 31, 2024, we held the following licensed operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the Las Vegas SuoperStore Entertainment complex with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and a small-indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, and (e) one cannabis distribution license and (f) one cannabis consumption licence operating as DAZED! Compsumption lounge, a 3,000 square foot location inside the Planet 13 Las Vegas Superstore Entertainment complex.

At the Planet 13 Las Vegas Superstore Entertainment complex , we also offer ancillary services to our customers, including a restaurant (currently closed and awaiting a new tenant operator) with a liquor license, a retail store, and our online cannabidiol (“CBD”) store which also sells products in our facility.

California

As of December 31, 2024, we held the following licensed operations in California: (a) an adult-use dispensary superstore co-located with a distribution license at our 33,000 square foot facility in Santa Ana which we built and opened on July 1, 2021 (the “Planet 13 OC Superstore”), (b) following the closing of our Plan of Arrangement with Next Green Wave Holdings Inc. (“NGW”) on March 2, 2022, as more fully discussed in Acquisitions below, one dual-use and two adult-use cultivation licenses along with a nursery license and distribution license at our 35,000 square foot cultivation facility, and one Type P production license at a 4,000 square foot facility. As of May 5, 2022, we received notification that our application to enhance the Type P production license to Type 6 non-volatile extraction license had been approved by the California Department of Cannabis Control (“DCC”), to produce our existing product lines, including gummies, concentrates, chocolates, and beverages and distribute them for wholesale sales in California. Further, on July 12, 2022, the DCC granted to NGW a cultivation processing license to trim, cure, dry, grade, package, and label the cannabis grown at NGW facilities.

Florida

As of December 31, 2024, we are continuing capital outlays to utilize our Florida MMTC license issued by the Florida Department of Health that was acquired through our acquisition of VidaCann. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of December 31, 2024 there were 22 companies with MMTC licenses in Florida, many of which are not yet operational. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate. On September 15, 2023, we recorded an impairment charge of $32,750,466 against our previously acquired Florida MMTC License to reflect the value of the Florida MMTC License as of the date we domesticated to Nevada.  We recognized an additional impairment of $7,197,418, that brought the carrying value of our Florida MMTC License to $9,000,000, as of December 31, 2023.  The amount was equal to the sale price negotiated with a third party who acquired the license from us on May 6, 2024, prior to us closing the acquisition of VidaCann  on May 10, 2024.  The VidCann acquisition added a cultivation and processing facility, a production facility and a twenty-six (26) retail store network, to which we have added four (4) additional locations, bringing the total number of medical dispensaries we operate in Florida to thirty (30)

On July 1, 2022, we, through our subsidiary Planet 13 Florida, Inc., closed on a $3,300,000 USD purchase of a 23-acre parcel of real property, inclusive of a 10,500 square foot building, near Ocala, Florida. The property was previously received Florida OMMU approvals for cultivation, processing, and dispensing activities.  The location was leased to another MMTC licensed operator as part of the sale. of the MMTC license described above, for a nominal amount.  The lease was terminated on March 1, 2025 and the property is currently listed for sale.

As part of our Florida expansion, as of the date of this report, we have entered into four leases for additional dispensing locations in Florida, which remain subject to completion of tenant improvements and regulatory inspection prior to sales to customers.

See Recent Developments for further information related to the Company’s Florida operations and our acquisition of VidaCann.

Illinois

On August 5, 2021, Planet 13 Illinois won a Conditional Adult Use Dispensing Organization License in the Chicago-Naperville-Elgin region from the Illinois Department of Financial and Professional Regulation. The conditional license was issued to Planet 13 Illinois on July 22, 2022. At the time the license was awarded, we owned 49% of Planet 13 Illinois and 51% was owned by Frank Cowan.

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

COVID-19 Update

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

On May 5 2023, the World Health Organization and former US president Joe Biden declared an end to the pandemic.

The disease continued to circulate during the year ended December 31, 2024 and into 2025. We caution that current global uncertainty with respect to the spread of COVID-19 or its variants and its effect on the broader global economy may have a significant negative effect on us. While the continued impact of COVID-19 on us remains unknown, continued spread of COVID-19 or its variants may have a material adverse effect on global economic activity and can, and in some cases, has resulted in volatility and disruption to global supply chains, operations, mobility of people and the financial markets, which could and may continue to affect interest rates, credit ratings, credit risk, inflation, business, financial conditions, results of operations and other factors relevant to us. Long-term economic impacts relating to COVID-19 and state and national fiscal policy related to combatting the economic impacts of COVID-19 may have a long-term detrimental impact on customer spending, costs of customer acquisition, and may be a driver for rapid inflation which could negatively affect our customers’ discretionary spending capability or increase our materials and labor costs in future periods.

Acquisitions

VidaCann LLC

On August 28, 2023, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with VidaCann, LLC (“VidaCann”), Loop’s Dispensaries, LLC (“Dispensaries”), Ray of Hope 4 Florida, LLC (“Ray of Hope”) and Loops Nursery & Greenhouses, Inc. (“Nursery” and together with Dispensaries and Ray of Hope, the (“Sellers”), David Loop (“Loop”) and Mark Ascik (together with Loop, the “Indemnifying Members”) and Loop, solely in his capacity as Seller Representative, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company would acquire from the Sellers all of the membership interests in VidaCann (the “Transaction”). On  May 9, 2024, the Company acquired 100% ownership interest of VidaCann, LLC. (“VidaCann”) and accounted for the transaction as a business combination acquisition pursuant to ASC 805.

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

Pursuant to the Purchase Agreement, the Company acquired VidaCann from the Sellers for agreed consideration at closing of the Transaction (the “Closing”) equal to the sum of: (i) 81,872,252 shares of common stock of the Company (the “Base Share Consideration”), of which 1,307,698 shares were issued to VidaCann’s industry advisor (the “VC Advisor”); (ii) a cash payment of US$4,000,000 (the “Closing Cash Payment”); and (iii) promissory notes issued by the Company to the Sellers in the aggregate principal amount of US$5,000,000, with each of the above components subject to adjustments as set out in the Purchase Agreement. Based on the closing price of the Company’s common shares of (CAD$0.9100) US$0.6647 on May 9, 2024 on the Canadian Securities Exchange (the “CSE”) (based on the Bank of Canada CAD to USD exchange rate on May 9, 2024 of CAD$1.00=US$0.7304), the total consideration was valued at US$50,755,443 million. As contemplated by the definitive agreement, VidaCann continued to have US$3 million of bank indebtedness and US$1.5 million of related party notes to former VidaCann managers at the time of closing, which were assumed by the Company. The Seller of the majority interest in VidaCann also has the right to nominate a director to the Company’s board of directors effective the next business day following the Company’s 2024 annual meeting of stockholders in June. The Seller has selected David Loop, the former Chief Executive Officer of VidaCann, as its board nominee.

The VidaCann acquisition was deemed to be a business combination under ASC 805.  The following table summarizes the allocation of consideration exchanged to the estimated fair value of the tangible and intangible assets acquired:

Consideration paid:

Cash	$4,000,000
Issuance of 81,872,252 Common Shares	42,123,314
Note Payable to Former VidaCann Shareholders	4,632,129
$50,755,443

Fair value of net assets acquired:

Cash	$911,715
Inventory	7,375,225
Prepaids and other assets	1,869,222
Property, plant and equipment	9,080,072
ROU Assets	21,371,614
Intangible assets	9,000,000
Goodwill	30,661,477
ROU Liabilities	(21,371,614)
Notes Payable	(4,010,582)
Accounts Payable and Accrued Liabilities	(4,131,686)
$50,755,443

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

The goodwill arising from the VidaCann transaction consists of expected synergies from combining operations of the Company and VidaCann, and intangible assets not qualifying for separate recognition such as formulations, proprietary technologies and acquired know-how. None of the goodwill is deductible for tax purposes. VidaCann’s state cannabis license represented an identifiable intangible asset acquired in the amount of $9,000,000. The VidaCann cannabis license acquired has an indefinite life and as such will not be subject to amortization.

In connection with the VidaCann transaction, the Company expensed $1,020,563 of acquisition-related costs, which have been included in general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss for the period ended  December 31, 2024, and $909,363 for the period ended December 31, 2023. VidaCann contributed revenue, net of discounts, gross profit and net loss of $26,890,356, $14,668,773 and ($1,878,533) included in the Company's Consolidated Comprehensive Net Income in the period ended December 31, 2024.

Results of Operations

	For the Years ended
	December 31,		Percentage
Expressed in USD$	2024	2023	Change
Revenue
Net revenue	116,408,966	98,505,170	18.2%
Cost of Goods Sold	(60,298,520)	(53,682,026)	12.3%
Gross Profit	56,110,446	44,823,144	25.2%
Gross Profit Margin %	48.2%	45.5%

Expenses
General and Administrative	51,171,892	42,421,172	20.6%
Sales and Marketing	5,805,721	5,368,473	8.1%
Lease expense	4,511,997	3,105,996	45.3%
Impairment loss	21,275,942	46,846,866	(54.6)%
Depreciation and Amortization	8,860,921	8,180,465	8.3%

Total Expenses	91,626,473	105,922,972	(13.5)%

Loss From Operations	(35,516,027)	(61,099,828)	(41.9)%

Other Income (Expense):
Interest income (expense), net	(333,082)	195,722	(0,270.2)%
Foreign exchange gain (loss)	(14,942)	3,653	(509.0)%
Change in fair value of warrants	—	18,127	(0,100.0)%
Provision for stolen funds	—	(2,000,000)	(100.0)%
Other income	257,438	807,023	(68.1)%
Total Other Income (Expense)	(90,586)	(975,475)	(90.7)%

Loss for the year before tax	(35,606,613)	(62,075,303)	(42.6)%
Provision for income tax (current and deferred)	12,190,243	11,533,455	5.7%
Loss for the year	(47,796,856)	(73,608,758)	(35.1)%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.16)	$(0.33)

Weighted Average Number of Shares Outstanding
Basic and diluted	292,166,589	221,964,287

We experienced a $17,903,796 increase in net revenue during the year ended December 31, 2024, when compared to the year ended December 31, 2023. The increase is attributable to the inclusion of the VidaCann acquisition that closed on May 9, 2024. We experienced a reduction in the number of customers at our Planet 13 Las Vegas Superstore location compared to the prior year, a decrease in revenue from the Planet 13 OC store, relatively flat wholesale revenue from the NGW cultivation operations in California, the full year addition of revenue from the Company’s Planet 13 Illinois dispensary in Waukegan that opened in December 2023 and a decrease in net wholesale revenue in Nevada. Overall, net revenue increased by 18.2% during the year ended December 31, 2024, when compared to the year ended December 31, 2023. We believe that the potential economic downturn and increase in inflation,combined to reduce the disposable income of our customers during the year ended December 31, 2024, and also had an impact on the number of customers and tourists visiting the Planet 13 Las Vegas Superstore and our other retail locations.

Details of net revenue by product category are as follows:

	For the Years ended
	December 31,		Percentage
	2024	2023	Change
Flower	$41,029,157	$31,247,039	31.3%
Concentrates	36,071,773	28,107,159	28.3%
Edibles	18,060,140	16,837,375	7.3%
Topicals and Other Revenue	7,252,456	5,107,733	42.0%
Wholesale	13,995,440	17,205,864	(18.7)%
Net revenue	$116,408,966	$98,505,170	18.2%

Gross profit margin for the year ended December 31, 2024, was 48.2% compared to 45.5% for the year ended December 31, 2023. The increase in gross profit margin for the year ended December 31, 2024 was a result of an increase in the percentage of sales coming from retail dispensary operations (with the addition of the VidaCann store network) when compared to the year ended December 31, 2023.  Retail operations have an inherently higher gross margin than wholesale operations.

The costs of internal cultivation have continued to trend down as we continue to improve our yields and cultivation efficiency across all of our cultivation facilities. In addition, margin enhancement through the creation of internally generated brands, such as TRENDI, Leaf & Vine, HaHa Gummies, Dreamland Chocolate, HaHa Beverages and Medizin, continued to have a positive impact on gross margins during the year ended December 31, 2024, helping offset the lower margins received on the sale of wholesale product and sales to local customers in the State of Nevada. The cost of internal cultivation at our VidaCann operations also improved during the year as upgrades and efficiency measures implemented have had a positive impact on yields and lower operational costs. We anticipate that margins will trend upward as tourist customers return to Las Vegas and the Planet 13 Las Vegas Superstore in greater numbers and through our ability to grow our Florida retail operations.

Our premium cultivation facilities were operating near capacity during the years ended December 31, 2024, and December 31, 2023, respectively. The amount of cannabis grown during the year was in line with the prior year. Wholesale flower prices continued to be soft in both California and Nevada towards the latter half of the year ended December 31, 2024.  The price declines that were experienced during 2024 led to an overall decline in flower revenue during the year when compared to the year ended December 31, 2023.

Overall gross profit was $56,110,446 and $44,823,144 for the years ended December 31, 2024 and 2023 respectively, an increase of 25.2%. The increase can be directly attributed. to the inclusion of the VidaCann operations during the year ended December 31, 2024.

General and Administrative (“G&A”) expenses (which includes non-cash share-based compensation expenses), increased by 20.6% during the year ended December 31, 2024, when compared to the year ended December 31, 2023. The increase in G&A expenses incurred during the year ended December 31, 2024, was a result of the addition of the VidaCann operations and an inclusion of a full year of results from our Illinois operations.  These increases were partially mitigated by focused cost cutting initiatives undertaken by the Company, coupled with a reduction in share-based compensation expense recorded during the year ended December 31, 2024when compared to the year ended December 31, 2023. Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 44.0% for the year ended December 31, 2024, compared to 43.1% for the year ended December 31, 2023.

A detailed breakdown of G&A expenses is as follows:

	For the Years ended
	December 31,		Percentage
	2024	2023	Change
Salaries and wages	$21,316,396	$13,945,103	52.9%
Executive compensation	3,048,605	2,949,315	3.4%
Licenses and permits	2,651,018	2,541,183	4.3%
Payroll taxes and benefits	4,198,424	3,369,468	24.6%
Supplies and office expenses	1,118,430	1,518,102	(26.3)%
Subcontractors	2,810,695	2,714,424	3.5%
Professional fees (legal, audit and other)	8,131,961	7,484,017	8.7%
Miscellaneous general and administrative expenses	7,716,055	5,379,153	43.4%
Share-based compensation expense	180,308	2,520,407	(92.8)%
	$51,171,892	$42,421,172	20.6%

Non-cash, share based compensation of $180,308 was recognized during the year ended December 31, 2024, decreasing from $2,520,407 incurred during the year ended December 31, 2023. The decrease can be attributable to the vesting schedule for both Restricted Share Units (“RSUs”) and incentive stock options that were previously granted, particularly the net 3,954,213 RSUs that were granted on April 18, 2021, that vested 1/3 on December 1, 2021, 1/3 on December 1, 2022, and 1/3 on December 1, 2023. These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs. See Note 12 to our audited consolidated financial statements for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses increased by 8.1% during the year ended December 31, 2024, when compared to the year ended December 31, 2023. The increase was a result of us continuing to refine our marketing efforts to optimize marketing spend on initiatives that drive increased customer traffic to the Planet 13 Las Vegas Superstore and the Planet 13 OC store and our Medizin dispensary in Nevada as well as to support the launch of our Planet 13 Illinois retail dispensary in Waukegan and marketing expenses incurred in Florida promoting our expanded store network.

Lease expense increased by 45.3% during the year ended December 31, 2024, when compared to the year ended December 31, 2023, due to increases in contracted lease rates on the Company’s leased properties during the year as well as the addition of 26 dispensaries, a cultivation and processing facility and a production facility in Florida.

Depreciation and Amortization increased 8.3% during the year ended December 31, 2024, when compared to the prior year because of the recording of depreciation on the Company’s recently acquired VidaCann assets as well as a full year of depreciation recorded on the Company’s assets in Illinois, both of which were not owned/open during the prior year.

During the year ended December 31, 2024 the Company recorded a full impairment charge of  $17,118,954 associated with property, plant and equipment, ROU assets and the retail license for its Orange County, California dispensary.  The Company also recorded a full impairment charge of $1,763,901 associated with property, plant and equipment and ROU assets related to its cultivation facility in Beatty Nevada, as well as an impairment charge of $2,393,087 associated with property plant and equipment related to an abandoned cultivation project in Florida.

During the year ended December 31, 2023 the Company evaluated whether intangible assets and goodwill showed any indicators of impairment, and it was determined that such indicators existed.  As a result of the Company’s analysis, it was determined that certain of the Company’s intangibles were impaired, resulting in the Company recording an impairment charge of $46,846,866.  This charge was comprised of an impairment of the carrying value of our Florida MMTC License as a result of the definitive agreement entered into to sell the license to a third party on the closing of the acquisition of VidaCann LLC.  See Note 7 of our Audited Annual Consolidated Financial Statements for the year ended December 31, 2024.

Interest expense was ($333,082) during the year ended December 31, 2024, compared to interest income of $195,722 during the year ended December 31, 2023.  The interest income relates to interest earned on cash deposits offset by accrued interest on our note payable that is due and payable on demand. The balance of notes payable as of December 31, 2024, was $8,681,684 compared to $884,000 as of December 31, 2023.

We conduct our operations in both United States dollars and Canadian dollars, holding financial assets and incurring expenses in both currencies. On December 31, 2023, the value of the USD was USD$1.00=CAD$1.3356 compared to the value of the USD of USD$1.00=CAD$1.4389 at December 31, 2024 and averaged USD$1.00=CAD$1.3698 during the year ended December 31, 2024, resulting in our realizing a foreign exchange loss of ($14,492) during the year ended December 31, 2024 compared to a foreign exchange gain of 3,653 during the prior year. It is our policy not to hedge our CAD exposure.

Warrants are accounted for in accordance with the applicable authoritative accounting guidance in ASC Topic 815, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), as derivative liabilities based on the specific terms of the warrant agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations and comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are expensed immediately within other expenses (income) in the statements of net loss and comprehensive loss. During the year ended December 31, 2024, the change in fair value of the warrants resulted in a gain of $- compared to a gain of $18,127 during the year ended December 31, 2023.

Provision for misappropriated funds consists of funds that were misappropriated by the Company’s external investment advisor over the period from November 2021 through to September 30, 2023. We are conducting an internal investigation into the misappropriation, with the assistance of external legal counsel. From evidence revealed to the Company as part of the investigation process, we were provided with factual information from WAB regarding the misappropriated funds and were able to confirm which periods funds were misappropriated. During the year ended December 31, 2024, $- was misappropriated compared to $2,000,000 that was misappropriated during the year ended December 31, 2023. We have filed a claim and are diligently trying to recover the misappropriated funds.  Any future recovery of misappropriated funds will be recognized in the period in which the recovery occurs. On March 3, 2025, the Company announced significant recovery of funds related to the El Capitan matter.  This includes a settlement and recovery of US$2.1 million of funds which were held at BridgeBank, a division of Western Alliance Bank (collectively "WAB"), bringing the total recovery of funds held at WAB to US$5.5 million. Additionally, the Company, through a wholly-owned subsidiary, will also obtain real estate (the "Real Property") valued at approximately US$5.0 million based on recent comparable sales, which it intends to sell. In total, the Company has recovered approximately $10.5 million, including the expected value from the sale of the Real Property.  This settlement does not conclude the Company’s lawsuit against El Capitan Advisors, Inc. ("El Capitan") and its founder and Chief Executive Officer, Andrew Nash, in which it is seeking approximately US$10.3 million, which is based on $15.3 million less the expected net proceeds Planet 13 receives from the sale of the Real Property, in additional compensatory damages and other relief.

Other income (expense), consisting of Automated Teller Machine (“ATM”) fees, interest and other miscellaneous income was income of $257,438 for the year ended December 31, 2024, compared to other income of $807,023 for the year ended December 31, 2023.

The income tax expense for the year ended December 31, 2024, was $12,190,243 compared to $11,533,455 for the prior year. The tax expense increased in 2024 due to the inclusion of Florida operations that increased table profitability during the year ended December 31, 2024. We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent of our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the year ended December 31, 2024, was $47,796,856 ($0.16 per share) compared to an overall net loss of $73,608,758 ($0.33 per share) for the year ended December 31, 2023.

Segmented Disclosure

The Company determined that each of its locations represents an operating segment. These operating segments have been aggregated into a single reportable segment as the Company operates as a vertically integrated cannabis company with dispensary, cultivation, production and distribution operations in the States of Nevada and Florida, dispensary, cultivation and distribution operations in the State of California and dispensary operations in the State of Illinois.

Liquidity and Capital Resources

As of December 31, 2024, our financial instruments consist of cash, restricted cash, accounts receivable, deposits, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of December 31, 2024, we had working capital of $28,951,955 compared to working capital of $32,021,292 as of December 31, 2023. The Company believes that it has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, the planned build-out of its operations in Florida, the further expansion of operations in Nevada and California and continue growing the Planet 13 Illinois retail operations.

The following table relates to the years ended December 31, 2024, and 2023:

	Years Ended December 31,
	2024	2023
Cash flows provided by operating activities	5,210,899	(12,045,518)
Cash flows used in investing activities	(3,785,503)	(9,194,965)
Cash flows provided by financing activities	6,728,089	(267,529)

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was $5,210,899 for the year ended December 31, 2024, compared to cash used in operating activities of ($12,045,516) for the year ended December 31, 2023. The increase in cash provided by operations is primarily due to the inclusion of VidaCann operations during. the year ended December 31, 2024, when compared to the year ended December 31, 2023.

Cash Flows from Investing Activities

Net cash used in investing activities was $3,785,503 for the year ended December 31, 2024, compared to net cash used in investing activities of $9,194,965 for the year ended December 31, 2023.  The decrease is primarily related to a reduction in capital expenditures during the year when compared to the year ended December 31, 2023.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $6,728,089 during the year ended December 31, 2024, compared to net cash (used in) financing activities of ($267,529) for the year ended December 31, 2023. The increase was due to the equity financing that was completed in March 2024 compared to no equity financing occurring during the year ended December 31, 2023, as well as the payment of $267,529 in taxes in lieu of issuing shares on the settlement of RSUs during 2023 as compared to the year ended December 31, 2024 where no taxes were paid.

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

Should financing not be available, the Company has adequate liquidity in the form of cash on hand to fund all of its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, including the continued build-out of its operations in Florida and the further expansion of operations in Nevada, California, and, Illinois.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2024, or as of December 31, 2023, or as of the date hereof.

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

Definition of a business

Determination of what constitutes a business for purposes of acquisition accounting requires significant judgement.  ASC 805 notes that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. However, the exact quantitative threshold is not explicitly defined. During the year ended December 31, 2024, the Company completed one acquisition, further described in Note 7.

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

In evaluating the ability to recover deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of operations. In projecting future taxable income, the Company considers historical results and incorporates assumptions about the amount of future pretax operating income adjusted for items that do not have tax consequences. The Company’s assumptions regarding future taxable income are consistent with the plans and estimates that are used to manage its underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss). The income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect the Company’s best assessment of estimated current and future taxes to be paid. Deferred tax asset valuation allowances and liabilities for unrecognized tax benefits require significant judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and the Company’s particular facts and circumstances. Although the Company believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and the Company may be exposed to losses or gains that could be material. To the extent the Company prevails in matters for which a liability has been established or is required to pay amounts in excess of the established liability, the effective income tax rate in a given financial statement period could be materially affected.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Financial instrument classification and measurement

Our financial instruments carried on the annual audited consolidated statement of financial position are carried at amortized cost with the exception of cash, which is carried at fair value. There are no significant differences between the carrying value of financial instruments and their estimated fair values as of December 31, 2024, or December 31, 2023, due to the immediate or short-term maturities of the financial instruments.

Fair values of financial assets and liabilities

Our financial instruments include cash, deposits, accounts payable and accrued expenses and note payable. On December 31, 2024, the carrying value of cash is fair value. Financial instruments classified as loans and receivables and other financial liabilities are carried at amortized cost using the effective interest method. Transaction costs are included in the amount initially recognized. Accounts payable and other liabilities, notes payable, and notes payable related parties have been classified as other financial liabilities.

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

Currency Risk

As at December 31, 2024, a portion of the Company’s financial assets and liabilities held in Canadian dollars consist of cash of $- (2023 - $65,203). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

The Company’s exposure to a 10% change in the foreign exchange conversion rate at December 31, 2024 equals $- (2023 - $6,250).

Liquidity Risk

The Company’s approach to managing risk is to ensure that it will have sufficient cash and liquid investments to meet our commitments as they arise.  We manage liquidity risk by maintaining adequate cash reserves and by continuously monitoring forecast and actual cash flows. Where insufficient liquidity may exist, we may pursue various debt and equity instruments for short or long-term financing of our operations. As of December 31, 2024, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases and taxes.

As of December 31, 2024, we had working capital of $28,951,955 (2023 - $32,021,292) and anticipate that revenue from operations will provide sufficient funds to cover all our operating expenditures for the next 12 months and available cash on hand will be sufficient to fund any and all capital expenditure requirements for the build-out of operations in the State of Florida and carry out other corporate initiatives over the next 12 months.

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

In connection with the preparation of this Form 10-K, as of December 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2024 .

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon that assessment, our management, including the co-CEOs and CFO, concluded that our internal controls over financial reporting were effective as of December 31, 2024 .

Remediation of the Identified Material Weaknesses

Following the identification of the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2023, related certain process-level controls associated with third party vendor selection, retention and monitoring and well as processes designed to mitigate risks associated with fraud, we initiated remediation measures to address the material weaknesses. Management believes that it has completed its updates to the design and implementation of internal controls to remediate the material weaknesses and enhance the Company’s internal control environment. We completed our remediation activities by testing the operating effectiveness of the enhanced controls and found them to be effective. Based on the implementation work and results of testing performed, we have concluded that the previously identified material weaknesses were remediated as of September 30, 2024.

As we continue to evaluate and improve our internal control over financial reporting and disclosure controls and procedures, management may determine to take additional measures to improve controls and determine to modify the remediation plan described above. The material weaknesses previously identified can be as considered to have been fully remediated through updated policies and training.  The remediations have been in place and operated for a sufficient period of time to enable management to conclude, through testing, that these controls are designed and operating effectively. Management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis.

Independent Registered Accounting Firm's Report on Internal Control Over Financial Reporting

As an emerging growth company, as defined under the terms of the JOBS Act of 2012, our independent registered accounting firm is not required to issue a report on the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than the remediation actions to address the previously reported material weakness as described above, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Policies

Certain of our officers or directors have made elections to participate in, and are participating in, our equity incentive plans and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

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

The following table sets forth our directors and executive officers and their respective positions:

Name	Age	Position
Robert Groesbeck	64	Director, Co-Chairman and Co-CEO
Larry Scheffler	74	Director, Co-Chairman and Co-CEO
David Loop	66	Director
Adrienne O’Neal	65	Director
Kevin Martin	51	Director
Dennis Logan	57	Chief Financial Officer
Chris Wren	42	Vice President of Operations
Tatev Oganyan	35	General Counsel
Lee Fraser	47	Chief Administrative Officer

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

David Loop has been a director of the Company since June 2024. After the Company’s acquisition of VidaCann LLC.  Mr. Loop has spent his entire career in the horticulture industry, beginning with Loop’s Nursery & Greenhouses in 1980. Founded in 1949, Loop’s Nursery used environmentally friendly, best management practices to become the largest supplier of potted plants to the supermarket industry in the southeast. Taking over as CEO in 1983, Mr. Loop became an industry leader through the introduction of new varieties and production techniques, growing Loop’s Nursery into one of the top 100 greenhouse facilities in the US. Mr. Loop was instrumental in the founding of VidaCann in 2017 by gaining one of the first medical cannabis licenses in the state of Florida and paving the way for greenhouse grown cannabis practices. Mr. Loop currently sits on the Board of Directors for Aris Horticulture, the Advisory Board of North Florida Farm Credit, and is a member of the Jacksonville Civic Council. He graduated with a Bachelor of Science in Economics and a Bachelor of Science in Horticulture from North Carolina State University.

We believe that Mr. Loop’s experience in the horticulture industry, founding and growing the business of VidaCann LLC and his financial experience qualify him to serve on the Board.

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

Family Relationships

There are no family relationships between any director or executive officer of the Company.

Involvement in Certain Legal Proceedings

Our directors and our executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

We currently have an audit committee, compensation committee and a corporate governance and nominating committee. A brief description of each committee is set out below. See also “Director Independence.”

Audit Committee

The audit committee of the Board (the “Audit Committee”) assists the Board in fulfilling its responsibilities for oversight of financial, audit and accounting matters. The Board has adopted a written charter for the Audit Committee, which sets out the Audit Committee’s responsibilities. The Audit Committee reviews the financial reports and other financial information provided by us to regulatory authorities and our shareholders, as well as reviews our system of internal controls regarding finance and accounting, including auditing, accounting and financial reporting processes. The current members of the Audit Committee include the following directors: Kevin Martin (Chair), David Loop, and Adrienne O’Neal. Mr. Martin is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act.

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

In addition to satisfying the foregoing requirements under our Bylaws, to comply with the universal proxy rules, Stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act no later than 60 calendar days prior to the anniversary of the previous year’s annual meeting date. However, if we did not hold an annual meeting during the previous year, or if our date for the annual meeting of Stockholders has changed by more than 30 calendar days from the previous year, then notice must be provided on the later of (a) 60 calendar days prior to the date of the annual meeting of Stockholders or (b) the 10th day following the date on which notice of the date of the annual meeting of Stockholders is first made to the Stockholders.

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

Insider Trading Policy

We have adopted a timely disclosure confidentiality and insider trading policy (“Insider Trading Policy”), governing the purchase, sale and other transactions in our securities that applies to our directors, executive officers, employees, and other covered persons, including agents, and independent contractors (who are engaged in an employee like capacity), any person or company responsible for a principal business unit, division or function of the Company, 10% shareholders of the Company, a major subsidiary of the Company, and persons in a special relationship with the Company,  (together the “Covered Persons”) all as defined in the Insider Trading Policy in Schedule “A.”

The Insider Trading Policy prohibits, among other things, insider trading and certain speculative transactions in our securities (including short sales (other than selling in advance of an option exercise where the options will be used to immediately cover the short position) and buying or selling put or call options) and establishes a regular blackout period schedule during which Covered Persons may not trade in the Company’s securities, as well as certain pre-clearance procedures that all directors and executive officers, and from time to time additional employees or independent contractors, must observe prior to effecting any transaction in our securities.

The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

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

For the year ended December 31, 2024, we had five NEOs: Robert Groesbeck, Co-CEO; Larry Scheffler, Co-CEO; Dennis Logan, Chief Financial Officer; and Chris Wren, Vice President of Operations and Lee Fraser, Chief Administrative Officer.

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

Summary Compensation Table

The following table is a summary of annual compensation paid, or recognized as an expense in accordance with Accounting Standards Codification (“ASC”) Topic 718 (Compensation - Stock Compensation), to the NEOs for our two most recently completed fiscal years, December 31, 2024, and December 31, 2023. All amounts are expressed in US Dollars:

		Salary		Bonus	Stock awards	Option	Non-equity incentive plan compensation		Non-qualified deferred compensation earnings	All other compensation		Total
Name and Principal Position(1)	Year	($)		($)	($)	awards ($)	($)		($)	($)(2)		($)
Larry Scheffler	2024	500,000		-	-	-	312,500	(3)	-	51,248	(4)	863,748
Co-Chief Executive Officer	2023	500,000		-	-	-	0		-	57,407		557,407

Robert Groesbeck	2024	500,000		-	-	-	312,500	(3)	-	51,248	(5)	863,748
Co-Chief Executive Officer	2023	500,000		-	-	-	0		-	68,429		568,429

Dennis Logan	2024	300,000		-	-	-	150,000	(3)	-	19,676	(6)	469,676
Chief Financial Officer	2023	300,000		-	-	-	0		-	20,914		320,914

Chris Wren	2024	415,000		-	-	-	103,750	(3)	-	47,100	(7)	565,850
Vice President of Operations	2023	415,000		-	-	-	0		-	58,414		473,414

Lee Fraser	2024	261,922	(1)	-	101,852	-	150,000	(3)	-	31,198	(8)	544,972
Chief Administrative Officer	2023	0		-	-	-	0		-	0		0

Notes:

(1)	Lee Fraser, Chief Administrative Officer, assumed his role as of February 7, 2024, and is one of the two most highly compensated executive officers other than the Co-CEOs. Mr. Fraser’s annual salary beginning at his February 7, 2024 appointment is $300,000.

(2)

The values provided for Mr. Logan in this column are converted to US Dollars using the average exchange rate for the year indicated as provided by the Bank of Canada. For 2023 USD$1.00=CAD$1.3495 and for 2024 USD$1.00=CAD$1.4416.

(3)

The amounts listed for 2024 non-equity incentive compensation plan are amounts accrued for 2024.  Non-equity incentive plan compensation is weighted 80% for each Co-CEO and 60% for other executive officers and 20% for each Co-CEO and 40% for other executive officers, for corporate objectives and key metrics applicable to the executive, respectively, and is reviewed and approved by the Compensation Committee before payment.

(4)	The amounts consist of car allowance ($29,608 for each of 2024 and 2023) and health benefits ($21,640 for 2024 and $27,800 for 2023).

(5)	The amounts consist of car allowance ($29,608 for each of 2024 and 2023) and health benefits ($21,640 for 2024 and $38,822 for 2023).

(6)	The amounts consist of car allowance ($13,017 for 2024 and $13,800 for 2023) and health benefits ($6,659 for 2024 and $7,114 for 2023).

(7)	The amounts consist of car allowance ($15,170 for each of 2024 and 2023) and health benefits ($31,930 for 2024 and $43,244 for 2023).

(8)	The amounts consist of car allowance ($13,906 for 2024 and $0 for 2023) and health benefits ($17,292 for 2024 and $0 for 2023).

Narrative Discussion

For a summary of the significant terms of each NEO’s employment agreement or arrangement, please see below under the heading “Employment Agreements and Termination and Change of Control Benefits”.

Equity Grant Practices

The Compensation Committee monitors our equity grant practices to evaluate whether such policies comply with governing regulations and are consistent with good corporate practices.  Grants of equity awards to executive officers are approved by the Compensation Committee and are typically made at scheduled Compensation Committee meeting dates or in connection with a new hire or promotion, and irrespective of the timing of any financial announcement. We do not grant, and in 2024 did not grant, stock options in anticipation of the release of material non-public information. We attempt to make equity awards during periods when we do not have material non-public information that could impact our stock price and we do not time, and in 2024 did not time, the release of material non-public information based on equity grant dates or for the purpose of affecting the value of executive compensation.

Employment Agreements and Termination and Change of Control Benefits

Summary of Employment Agreements

Larry Scheffler

In June 2018, we entered into an employment agreement with Larry Scheffler, our Co-CEO, for an initial term of five years. The agreement provides for payment of an annual base salary to Mr. Scheffler, which for the fiscal year ended December 31, 2024, was USD$500,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Scheffler is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in our 2023 Equity Incentive Plan, approved by a vote of our shareholders at the 2023 Annual General and Special Meeting of the Shareholders on July 27, 2023 (the “Equity Incentive Plan”) and other equity plans in effect from time to time. If Mr. Scheffler’s employment is terminated by us with “cause” or by Mr. Scheffler without “good reason” (as such terms are defined in the agreement), we will pay Mr. Scheffler any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Scheffler’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Scheffler’s employment is terminated by us without cause or by Mr. Scheffler for good reason, including upon the change of control of the Company, we will, for the duration of the remaining term of the agreement, continue to pay Mr. Scheffler his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Scheffler shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would fully vest on the date of such termination of employment. The employment agreement also provides for, among other things, confidentiality, non- solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Scheffler’s employment. In March 2021, we entered into an amendment to the employment agreement with Mr. Scheffler extending the term through December 31, 2025.

Robert Groesbeck

In June 2018, we entered into an employment agreement with Robert Groesbeck, our Co-CEO, for an initial term of five years. The agreement provides for payment of an annual base salary to Mr. Groesbeck, which for the fiscal year ended December 31, 2024, was USD$500,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Groesbeck is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in the Equity Incentive Plan and other equity plans in effect from time to time. If Mr. Groesbeck’s employment is terminated by us with “cause” or by Mr. Groesbeck without “good reason” (as such terms are defined in the agreement), we will pay Mr. Groesbeck any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Groesbeck’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Groesbeck’s employment is terminated by us without cause or by Mr. Groesbeck for good reason, including upon the change of control of the Company, we will, for the duration of the remaining term of the agreement, continue to pay Mr. Groesbeck his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Groesbeck shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would fully vest on the date of such termination of employment. The employment agreement also provides for, among other things, confidentiality, non-solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Groesbeck’s employment. In March 2021, we entered into an amendment to the employment agreement with Mr. Groesbeck extending the term through December 31, 2025.

Dennis Logan

In June 2018, we entered into an employment agreement with Dennis Logan, our Chief Financial Officer, which agreement was amended in January 2019, for an initial term of five years. The amended agreement provides for payment of an annual base salary to Mr. Logan, which for the fiscal year ended December 31, 2024, was USD$300,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Logan is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in the Equity Incentive Plan and other equity plans in effect from time to time. If Mr. Logan’s employment is terminated by us with “cause” or by Mr. Logan without “good reason” (as such terms are defined in the agreement), we will pay Mr. Logan any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Logan’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Logan’s employment is terminated by us without cause or by Mr. Logan for good reason, including upon the change of control of the Company, we will, for a period of 18 months from the date of termination, continue to pay Mr. Logan his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Logan shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would fully vest on the date of such termination of employment. The employment agreement also provides for, among other things, confidentiality, non-solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Logan’s employment.

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

Chris Wren

In June 2018, we entered into an employment agreement with Chris Wren, our Vice President of Operations, for an initial term of five years. The agreement provides for payment of an annual base salary to Mr. Wren, which for the fiscal year ended December 31, 2024, was USD$415,000 (subject to any further increases as may be approved by the Compensation Committee). Mr. Wren is also entitled to receive other benefits and perquisites, including participation in our benefit plans, an annual bonus, performance bonuses and participation in the Equity Incentive Plan and other equity plans in effect from time to time. If Mr. Wren’s employment is terminated by us with “cause” or by Mr. Wren without “good reason” (as such terms are defined in the agreement), we will pay Mr. Wren any accrued but unpaid base salary, accrued but unused vacation and any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination, except in the event Mr. Wren’s employment is terminated by us for cause in which case any such accrued but unpaid annual bonus shall be forfeited. If Mr. Wren’s employment is terminated by us without cause or by Mr. Wren for good reason, including upon the change of control of the Company, we will, for the duration of the remaining term of the agreement, continue to pay Mr. Wren his base salary and continue to provide him with health care benefits at a substantially similar level to the benefits provided to him while he was employed by us. In addition, Mr. Wren shall be paid any earned but unpaid annual bonus with respect to any completed calendar year immediately preceding the date of termination and all outstanding equity incentive awards granted to him would fully vest on the date of such termination of employment. The employment agreement also provides for, among other things, confidentiality, non-solicitation and non-competition covenants in favor of the Company. The non-solicitation and non-competition covenants apply during the term of employment and for 12 months following resignation or the termination of Mr. Wren’s employment. In March 2021, we entered into an amendment to the employment agreement with Mr. Wren extending the term through December 31, 2025.

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

The following table sets forth all compensation paid to or earned, or recognized as an expense in accordance ASC Topic 718, by each non-employee director during our fiscal year ended December 31, 2024. All amounts are expressed in US Dollars:

	Fees earned or paid in	Stock awards	Option awards	Non-equity incentive plan compensation	Non qualified deferred compensation earnings	All other compensation	Total
Name	cash($)	($)	($)	($)	($)	($)	($)
Adrienne O’Neal	100,000	-	-	-	-	-	100,000
Kevin Martin	91,667	-	-	-	-	-	91,667
Lee Fraser[1]	12,693	-	-	-	-	-	12,693
David Loop	-	-	-	-	-	-	-

1 Amounts were paid to Mr. Fraser while he was an independent director

Compensation Committee Interlocks and Insider Participation

During 2024, our Compensation Committee members were Adrienne O’Neal (Chair) and Kevin Martin, neither of whom currently is, or formerly was, an officer or employee of the Company. None of our executive officers served as a member of the Board or Compensation Committee of any other company that had one or more executive officers serving as a member of our board of directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our voting securities as of March 26, 2025, for (i) each member of the Board, (ii) each named executive officer (as defined herein), (iii) each person known to us to be the beneficial owner of more than 5% of our voting securities and (iv) the members of the Board and our executive officers as a group. Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or dispositive power of that security, including any securities that a person has the right to acquire beneficial ownership within 60 days. Except as indicated, all shares of our securities will be owned directly, and the person or entity listed as the beneficial owner has sole voting and dispositive power. The percentage ownership in the below table is based on 325,163,800 shares of Common Stock outstanding as of March 26, 2025. To our knowledge, except as noted below, no person or entity is the beneficial owner of more than 5% of the Common Stock. The address for each director and executive officer is c/o Planet 13 Holdings Inc., 2548 West Desert Inn Road, Suite 100, Las Vegas, Nevada 89109.

	Common Stock
	Number		Right to Acquire	Percent of Total
Name of Beneficial Owner	Beneficially Owned		Within 60 Days(5)	Common Stock
Larry Scheffler	39,781,553	(1)	-	12.23%
Robert Groesbeck	39,130,283	(2)	-	12.03%
Dennis Logan	280,880	(3)	-	*
Chris Wren	3,970,031	(4)	-	1.22%
David Loop	13,524,362		-	4.16%
Lee Fraser	101,852		-	*
Adrienne O’Neal	223,873		-	*
Kevin Martin	-		-	*
All directors and executive officers as a group (9 persons)	97,012,834		-	29.84%

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

(5)	The number of shares beneficially owned includes these amounts of unissued shares relating to RSU awards that vested on December 31, 2024.

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

As of December 31, 2024: (i) options to purchase an aggregate of 603,125 shares of Common Stock were outstanding, representing approximately 0.25% of the issued and outstanding shares of Common Stock on such date; (ii) Restricted Share Units to acquire an aggregate of 1,122,429 shares of Common Stock were outstanding, representing approximately 0.46% of the issued and outstanding shares of Common Stock on such date, for a total of 1,725,553 shares of Common Stock issuable pursuant to outstanding awards. As a result, Stock Options/ Restricted Share Units under our equity compensation plans to purchase/receive a total of 20,073,139 shares of Common Stock, representing approximately 7.75% of the total issued and outstanding shares of Common Stock, were available for grant as of December 31, 2024.

The following table provides information regarding compensation plans, previously approved by shareholders, under which securities of the Company are authorized for issuance in effect as of December 31, 2024:

			Number of
	Number of	Weighted-	securities
	securities to be	average exercise	remaining
	issued upon	price of	available for
	exercise of	outstanding	future issuance
	outstanding	options and	under equity
	options and	rights (b)	compensation
Plan Category	rights (a)	(CAD)	plans
2018 Stock Option Plan	417,922	$3.15	-
2018 Amended and Restated Share Unit Plan	1,122,429	-	-
2023 Equity Incentive Plan	-	-	20,073,139
Total	1,540,351	-	20,073,139

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following is a description of each transaction since January 1, 2023, and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years; and

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

Office Space Sublease and Storage Space

The Company is the sub-lessee of approximately 2,000 square feet of office space and purchases certain printed marketing collateral and stationery items from a company that was owned by one of the Company’s Co-CEOs, Larry Scheffler, until March 15, 2022. Amounts paid for rent for each of the years ended December 31, 2024 and 2023 to the related party was $0 and $6,010, respectively. Amounts paid for printed marketing collateral and stationery items to the related party were $0 and $183,914 for the years ended December 31, 2024 and 2023, respectively.

The Company previously leased a cultivation facility from an entity owned by the Company’s Co-CEOs.  Rent paid for this facility for the years ended December 31, 2024 and 2023 was $nil and $301,894, respectively.  On April 30, 2021, the Company’s Co-CEOs sold this building to an arm’s length third party who assumed the lease.

A company that was owned by one of the Company’s Co-CEOs, Larry Scheffler, until March 15, 2022 pays the Company for storage space.  Amounts paid to the Company for storage space were $0 and $5,968 for the years ended December 31, 2024 and 2023, respectively, and is recorded in Other Income.

As of December 31, 2024 and 2023, respectively, no amounts were due to or from related persons.

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

A copy of the Code of Ethics can be found in the Governance Documents section of our website at https://investors.planet13.com/governance/governance-documents/default.aspx. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code of Ethics, by posting such information on the same website. We will provide a written copy of the Code of Ethics to anyone without charge, upon request written to Planet 13 Holdings Inc., Attention: Corporate Secretary, 2548 West Desert Inn Road, Suite 100, Las Vegas, Nevada, 89109, (702) 815-1313.

Item 14.  Principal Accounting Fees and Services.

The following table provides information regarding the fees billed to us by Davidson & Company LLP in the fiscal years ended December 31, 2024, and December 31, 2023:

	For the fiscal years ended
	December 31,	December 31,
	2024	2023
Audit Fees (1)	$1,155,091	$750,000
Audit Related Fees (2)	285,440	111,594
Tax Fees (3)	28,231	22,270
Total Fees	$1,468,762	$883,864

(1)	Audit Fees consist of audit of annual financial statements and review of financial statements.
(2)	Audit Related Fees consist of the review and consents associated with prospectus offerings.
(3)	Tax Fees consist of preparation fees associated with preparing Corporate federal income tax returns.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed / Furnished Herewith
2.1*§	Acquisition Agreement, dated December 20, 2019, among BLC Management Company, LLC, Planet 13 Holdings Inc., Kyle Desmet, Newtonian Principles, Inc., Warner Management Group, LLC and Sarah Sibia, as amended by Amendment No. 1 to Acquisition Agreement, dated April 16, 2020, and Amendment No. 2 to Acquisition Agreement, dated May 20, 2020	10	2.1	12/13/2021
2.2§	Asset Purchase Agreement, dated July 17, 2020, among Planet 13 Holdings Inc., MM Development Company, Inc., W the Brand, LLC, West Coast Development Nevada, LLC and R. Scott Coffman	10	2.2	12/13/2021
2.3*	Share Exchange Agreement, dated April 26, 2018, among MM Development Company, Inc., Carpincho Capital Corp., PRMN Investments Ltd., Thirteen, LLC and 4 Degrees Higher, LLC	10	2.3	12/13/2021
2.4	Master Agreement, dated April 26, 2018, among Carpincho Capital Corp., 10713791 Canada Inc. and 10653918 Canada Inc.	10	2.4	12/13/2021
2.5*	License Purchase Agreement, dated August 31, 2021, among Buyer, Planet 13 Holdings Inc., Seller and Harvest Health & Recreation Inc.	10	2.5	12/13/2021
2.6*	Arrangement Agreement, dated December 20, 2021, between Planet 13 Holdings Inc. and Next Green Wave Holdings Inc.	10/A	2.6	01/26/2022
2.7	Exercise Notice, dated February 7, 2023, from Planet 13 Holdings Inc. to Frank Cowan, IV	10-K	2.7	03/23/2023
2.8	Plan of Arrangement.	8-K	2.1	09/18/2023
3.1	Articles of Domestication.	8-K	3.1	09/18/2023
3.2	Articles of Incorporation of Planet 13 Holdings Inc., a Nevada corporation.	8-K	3.2	09/18/2023
3.3	Bylaws of Planet 13 Holdings Inc., a Nevada corporation.	8-K	3.3	09/18/2023
4.1	Warrant Indenture, dated July 3, 2020, between Planet 13 Holdings Inc. and Odyssey Trust Company	10	4.1	12/13/2021
4.2	Warrant Indenture, dated September 10, 2020, between Planet 13 Holdings Inc. and Odyssey Trust Company	10	4.2	12/13/2021
4.3	Warrant Indenture, dated November 5, 2020, between Planet 13 Holdings Inc. and Odyssey Trust Company	10	4.3	12/13/2021
4.4	Warrant Indenture, dated February 2, 2021, between Planet 13 Holdings Inc. and Odyssey Trust Company	10	4.4	12/13/2021
4.5	Warrant Indenture, dated December 4, 2018, between Planet 13 Holdings Inc. and Odyssey Trust Company	10	4.5	12/13/2021
4.6	Warrant Indenture, dated April 26, 2018, among 10653918 Canada Inc., Odyssey Trust Company and Carpincho Capital Corp	10	4.6	12/13/2021
4.7	Description of Capital Stock.	8-K	4.7	09/18/2023
4.8	Specimen Common Stock Certificate of Planet 13 Holdings Inc., a Nevada corporation.	8-K	4.1	09/18/2023
4.9	Warrant Agency Agreement, dated March 7, 2024, by and between Planet 13 Holdings Inc. and Odyssey Transfer US Inc.	8-K	4.1	03/07/2024
4.10	Form of Warrant to purchase common stock.	8-K	4.2	03/07/2024
10.1*	Industrial Real Estate Lease, dated April 23, 2018, between MM Development Company, Inc. and Lessor	10	10.1	12/13/2021

10.2§	Lease Agreement, dated August 30, 2014, between Fargo District Holdings, LLC and MM Development Company, Inc., as amended by Amendment to Lease, dated January 1, 2018, and Second Amendment to Lease Agreement, dated September 14, 2018	10	10.2	12/13/2021
10.3	Lease Agreement, dated July 17, 2020, between RX Land, LLC and MM Development Company, Inc., as amended by Amendment to Lease, dated November 27, 2020	10	10.3	12/13/2021
10.4*	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated May 1, 2018, between Lessor and BLC Management Company, LLC, as amended by First Amendment to Standard Industrial/Commercial Multi-Tenant Lease - Net, dated November 8, 2019, and Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease - Net, dated April 17, 2020, and by Third Amendment to Standard Industrial/Commercial Multi-Tenant Lease - Net, dated September 8, 2020	10	10.4	12/13/2021
10.5	Agreement Regarding Release of Leasehold Estate, dated August 31, 2020, between LaBarre Chastang, Inc. and BLC Management Company, LLC	10	10.5	12/13/2021
10.6+	Planet 13 Holdings Inc. 2018 Stock Option Plan	10	10.6	12/13/2021
10.7+	Planet 13 Holdings Inc. 2018 Share Unit Plan, as amended on July 11, 2018 and May 20, 2020	10	10.7	12/13/2021
10.8+	Form of Stock Option Award Agreement	10	10.8	12/13/2021
10.9+	Form of Share Unit Plan Award Agreement	10	10.9	12/13/2021
10.10+	Employment Agreement, dated June 1, 2018, between Christopher Wren and MM Development Company, Inc., as amended by Amendment to Employment Agreement, dated March 10, 2021	10	10.10	12/13/2021
10.11+	Employment Agreement, dated June 1, 2018, between Larry Scheffler and MM Development Company, Inc., as amended by Amendment to Employment Agreement, dated March 10, 2021	10	10.11	12/13/2021
10.12+	Employment Agreement, dated June 1, 2018, between Robert Groesbeck and MM Development Company, Inc., as amended by Amendment to Employment Agreement, dated March 10, 2021	10	10.12	12/13/2021
10.13+	Employment Agreement, dated June 1, 2018, between Dennis Logan and Planet 13 Holdings Inc.	10	10.13	12/13/2021
10.14	Option Purchase Agreement, dated August 4, 2022, between Planet 13 Holdings Inc. and Frank Cowan, IV	8-K	10.1	08/05/2022
10.15	Planet 13 Holdings Inc. 2023 Equity Incentive Plan.	8-K	10.1	09/18/2023
10.16	Form of Incentive Stock Option Agreement under the Planet 13 Holdings Inc. 2023 Equity Incentive Plan.	8-K	10.2	09/18/2023
10.17	Form of Non-Qualified Stock Option Agreement under the Planet 13 Holdings Inc. 2023 Equity Incentive Plan.	8-K	10.3	09/18/2023
10.18	Form of Restricted Stock Unit Agreement under the Planet 13 Holdings Inc. 2023 Equity Incentive Plan.	8-K	10.4	09/18/2023
10.19§	Membership Interest Purchase Agreement, dated August 28, 2023, by and between Planet 13 Holdings Inc., VidaCann LLC, Loop’s Dispensaries, LLC, Ray of Hope 4 Florida, LLC, Loop’s Nursery & Greenhouses, Inc., David Loop and Mark Ascik and David Loop, solely in his capacity as Seller Representative.	10-Q	10.1	11/08/2023
10.20§	Stock Purchase Agreement, dated January 22, 2024, by and between Planet 13 Holdings Inc. and SGW FL Enterprises, LLC.	8-K	10.1	01/22/2024
10.21+	Employment Agreement, dated February 7, 2024, between Lee Fraser and BLC Management Company LLC.	10-K	10.21	03/13/2024
10.22	First Amendment to Membership Interest Purchase Agreement, dated April 26, 2024, by and between Planet 13 Holdings Inc., VidaCann LLC, Loop’s Dispensaries, LLC, Ray of Hope 4 Florida, LLC, Loops Nursery & Greenhouses, Inc., David Loop and Mark Ascik and David Loop, solely in his capacity as Seller Representative.	8-K	10.1	04/29/2024
10.23	Form of Promissory Note, dated May 10, 2024 (Seller Note)	8-K	10.3	05/14/2024
10.24	Form of Promissory Note, dated May 10, 2024 (Related Party Note)	8-K	10.4	05/14/2024
10.25	Business Loan Agreement, dated February 2, 2022, by and between VidaCann, LLC and Lafayette State Bank	8-K	10.5	05/14/2024
10.26	Promissory Note, dated February 2, 2022, issued by VidaCann, LLC	8-K	10.6	05/14/2024
10.27	Form of Lock-Up Agreement, dated May 10, 2024	8-K	10.7	05/14/2024
10.28#	Agreement of Lease by and between Loop’s Nursery & Greenhouses, Inc., a Florida corporation and Family Trust Created Under the Ruth F. Loop Revocable Trust Dated November 1, 1991, as Amended, a Florida revocable trust as Landlord and VidaCann, LLC, a Florida limited liability company as Tenant, concerning 4842 & 4844 Race Track Road, St. John’s County, Florida 32259, dated August 25, 2023.	10-Q	10.1	08/08/2024
19.1	Insider Trading Policy				✓
21	List of Subsidiaries of Planet 13 Holdings Inc.				✓
23.1	Consent of Independent Registered Public Accounting Firm				✓
23.2	Consent of Masters, Smith & Wisby, P.A. (VidaCann 2022)	8-K	23.2	03/04/2024
23.3	Consent of Masters, Smith & Wisby, P.A. (VidaCann 2023)	8-K/A	23.3	07/24/2024
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

					✓
31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				✓
32.1	Certification of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				✓
99.1	Description of Capital Stock.	8-K	99.1	09/18/2023
99.2	Audited financial statements of VidaCann, LLC as of December 31, 2023 and for the year ended December 31, 2023, and the notes related thereto	8-K/A	99.2	07/24/2024
99.3	Unaudited financial statements of VidaCann, LLC as of March 31, 2024 and for the three months ended March 31, 2024, and the notes related thereto	8-K/A	99.3	07/24/2024
99.4	Audited financial statements of VidaCann, LLC as of December 31, 2022 and for the year ended December 31, 2022, and the notes related thereto	8-K	99.4	03/04/2024
99.5	Unaudited Pro Forma Consolidated Financial Statements	8-K/A	99.5	07/24/2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the inline XBRL documents and contained in exhibit 101				✓

*	Certain information has been excluded from this exhibit because it is both (i) not material and (ii) private or confidential.
§	This filing omits exhibits and/or schedules pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain confidential portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibit will be furnished to the SEC upon request.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET 13 HOLDINGS INC.

Date: March 26, 2025	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Groesbeck	Co-Chief Executive Officer and Director	March 26, 2025
Robert Groesbeck	(Principal Executive Officer)

/s/ Larry Scheffler	Co-Chief Executive Officer and Director	March 26, 2025
Larry Scheffler	(Principal Executive Officer)

/s/ Dennis Logan	Chief Financial Officer	March 26, 2025
Dennis Logan	(Principal Financial and Accounting Officer)

/s/ Lee Fraser	Chief Administrative Officer	March 26, 2025
Lee Fraser

/s/ David Loop	Director	March 26, 2025
David Loop

/s/ Kevin Martin	Director	March 26, 2025
Kevin Martin

/s/ Adrienne O’Neal	Director	March 26, 2025
Adrienne O’Neal

PLANET 13 HOLDINGS INC.
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Planet 13 Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Planet 13 Holdings Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Planet 13 Holdings Inc. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2019.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 26, 2025

PLANET 13 HOLDINGS INC. Consolidated Balance Sheets (In United States Dollars)

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$23,384,493	$11,831,008
Restricted Cash	2,050,584	5,450,584
Accounts Receivable	1,473,156	1,195,927
Inventory	22,821,994	15,760,648
Asset held for sale	-	9,000,000
Prepaid Expenses and Other Current Assets	4,568,816	4,072,820

Total Current Assets	54,299,043	47,310,987

Property, Plant and Equipment	63,511,423	67,551,697
Intangible Assets and Goodwill	48,763,931	15,253,797
Right of Use Assets - Operating	38,229,399	20,054,369
Long-term Deposits and Other Assets	1,033,758	869,853
Deferred Tax Asset	896,525	706,038

TOTAL ASSETS	$206,734,079	$151,746,741

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current:
Accounts Payable	$7,421,921	$2,850,922
Accrued Expenses	7,285,415	6,097,641
Income Taxes Payable	139,480	4,782,538
Notes Payable - Current Portion	8,681,684	884,000
Operating Lease Liabilities	1,818,588	674,594

Total Current Liabilities	25,347,088	15,289,695

Long-Term Liabilities:
Operating Lease Liabilities	46,448,666	25,271,706
Other Long-term Liabilities	1,220,722	33,000
Uncertain Tax Positions	19,321,475	-
Deferred Tax Liability	1,682,207	3,511,559

Total Liabilities	94,020,158	44,105,960

Shareholders' Equity
Common Stock, no par value, 1,500,000,000 shares authorized, 325,163,800 issued and outstanding at December 31, 2024 and 223,317,270 at December 31, 2023	-	-
Preferred Stock, no par value, 50,000,000 shares authorized, 0 issued and outstanding at December 31, 2024 and 0 at December 31, 2023	-	-
Additional Paid-In Capital	368,821,339	315,951,343
Deficit	(256,107,418)	(208,310,562)
Total Shareholders' Equity	112,713,921	107,640,781

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$206,734,079	$151,746,741

The accompanying notes are an integral part of these consolidated financial statements.

PLANET 13 HOLDINGS INC. Consolidated Statements of Operations and Comprehensive Loss (In United States Dollars, except share amounts)

	December 31,
	2024	2023

Revenues, net of discounts	$116,408,966	$98,505,170
Cost of Goods Sold	(60,298,520)	(53,682,026)
Gross Profit	56,110,446	44,823,144

Expenses:
General and Administrative	51,171,892	42,421,172
Sales and Marketing	5,805,721	5,368,473
Lease Expense	4,511,997	3,105,996
Impairment loss	21,275,942	46,846,866
Depreciation and Amortization	8,860,921	8,180,465

Total Expenses	91,626,473	105,922,972

Loss From Operations	(35,516,027)	(61,099,828)

Other Income (Expense):
Interest income (expense), net	(333,082)	195,722
Foreign exchange gain (loss)	(14,942)	3,653
Change in fair value of warrant liability	-	18,127
Provision for stolen funds	-	(2,000,000)
Other Income, net	257,438	807,023

Total Other Income (Expense)	(90,586)	(975,475)

Loss Before Provision for Income Taxes	(35,606,613)	(62,075,303)

Provision For Income Taxes
Current Tax expense	(14,210,082)	(9,868,881)
Deferred Tax recovery (expense)	2,019,839	(1,664,574)
	(12,190,243)	(11,533,455)

Net Loss and Comprehensive Loss	$(47,796,856)	$(73,608,758)

Loss per Share
Basic and diluted loss per share	$(0.16)	$(0.33)

Weighted Average Number of Shares of Common Stock
Basic and diluted	292,166,589	221,964,287

The accompanying notes are an integral part of these consolidated financial statements.

PLANET 13 HOLDINGS INC. Consolidated Statements of Changes in Shareholders' Equity (In United States Dollars, except share amounts)

	Number of
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2022	220,470,061	295,838	$312,023,359	$(134,701,804)	$177,321,555

Expirations	-	(295,838)	-	-	-
Share based Compensation - RSUs	-	-	2,520,407	-	2,520,407
Share based Compensation - RSUs - Taxes Paid in Lieu of Share Issuance	-	-	(267,529)	-	(267,529)
Shares Issued on Settlement of RSUs	783,832	-	-	-	-
Shares Issued on Exercise of Purchase Option-Illinois License	1,063,377	-	946,406	-	946,406
Shares Issued on SDC Settlement	1,000,000	-	728,700	-	728,700
Net Loss for the Year	-	-	-	(73,608,758)	(73,608,758)

Balance, December 31, 2023	223,317,270	-	$315,951,343	$(208,310,562)	$107,640,781

Share based Compensation - RSUs	-	-	180,308	-	180,308
Share based Compensation - RSUs - Taxes Paid in Lieu of Share Issuance	-	-	(45,833)	-	(45,833)
Shares Issued on Settlement of RSUs	1,224,278	-	-	-	-
Proceeds from public offering	18,750,000	18,750,000	11,250,000	-	11,250,000
Share issuance costs	-	-	(1,387,793)	-	(1,387,793)
Shares Issued in VidaCann acquisition	80,564,554	-	42,123,314	-	42,123,314
Finder shares issued in connection with VidaCann acquisition	1,307,698	-	750,000	-	750,000
Net Loss for the Year	-	-	-	(47,796,856)	(47,796,856)

Balance, December 31, 2024	325,163,800	18,750,000	$368,821,339	$(256,107,418)	$112,713,921

The accompanying notes are an integral part of these consolidated financial statements.

PLANET 13 HOLDINGS INC. Consolidated Statements of Cash Flows (In United States Dollars)

	December 31, 2024	December 31, 2023
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(47,796,856)	$(73,608,758)
Adjustments for items not involving cash:
Share based compensation	180,308	2,520,407
Non-cash lease expense	2,047,680	4,974,644
Depreciation	13,414,690	12,147,052
Change in fair value of warrant liability	-	(18,127)
Deferred tax recovery	(1,829,352)	2,024,355
Lease incentive amortization	(109,109)	(109,902)
Loss on impairment of fixed assets	11,885,063	-
Loss on impairment of ROU assets	3,239,536	-
Loss on impairment of intangible assets	6,151,343	46,846,866
Loss on disposal of intangible assets	762,091	-
Loss on disposal of property and equipment	78,563	180,177
Finders shares issued in VidaCann acquisition	750,000	-
Shares issued for SDC settlement	-	728,700
	(11,226,043)	(4,314,586)

Net Changes in Non-cash Working Capital Items	17,469,125	(3,589,711)
Repayment of lease liabilities	(1,032,183)	(4,141,221)
Total Operating	5,210,899	(12,045,518)

FINANCING ACTIVITIES

Taxes paid in lieu of share issuance - RSUs	(45,833)	(267,529)
Proceeds from public share issuance, net of share issuance costs	9,862,207	-
Net Cash From VidaCann Acquisition	911,715	-
VidaCann Acquisition-Cash Component	(4,000,000)	-
Total Financing	6,728,089	(267,529)

INVESTING ACTIVITIES

Purchase of property, plant and equipment	(12,044,412)	(8,393,593)
Proceeds from sale of fixed assets	21,000	64,878
Purchase of licenses	-	(866,250)
Proceeds from sale of licenses	8,237,909	-
Total Investing	(3,785,503)	(9,194,965)

NET CHANGE IN CASH DURING THE YEAR	8,153,485	(21,508,012)

CASH AND RESTRICTED CASH
Beginning of Year	17,281,592	38,789,604

End of Year	$25,435,077	$17,281,592

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

The Company is a vertically integrated cultivator and provider of cannabis and cannabis-infused products that is licensed under the laws of the States of Nevada, California, Illinois and Florida. We are licensed in these jurisdictions as follows: six Nevada licenses for cultivation (three medical and three adult-use), six Nevada licenses for production (three medical and three adult-use), three Nevada dispensary licenses (one medical and two adult-use), two Nevada licenses for distribution (one active, one conditional), one medical and adult-use dispensary license in California, two distribution licenses in California, one event organizer license in California, one medium indoor cultivation license in California, one non-volatile manufacturing license in California, one Medical Marijuana Treatment Center license in Florida (unlimited medical dispensaries, cultivation and processing) and one adult-use dispensary license in Illinois.

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

These consolidated financial statements were authorized for issuance by the Board of Directors of the Company on March 26, 2025.

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

These consolidated financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at December 31, 2024	Jurisdiction of Incorporation	Ownership Interest 2024	Ownership Interest 2023	Nature of Business

MM Development Company, Inc. ("MMDC")	Nevada, USA	100%	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Management/holding company
LBC CBD LLC ("LBC")	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	100%	Holding company
Next Green Wave, LLC	California, USA	100%	100%	California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	100%	49%	Illinois license holding company; cannabis retail sales
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company for By The Slice LLC
By The Slice, LLC	Nevada, USA	100%	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Florida, Inc.	Florida, USA	0%	100%	Florida license holding company
Planet 13 Real Prop LLC	Florida, USA	100%	N/A	Holding company
Planet 13 Lifestyles LLC	Nevada, USA	100%	0%	Retail sales of apparel and accessories
VidaCann, LLC	Florida, USA	100%	0%	Florida license holding company
Planet 13 Innovations LLC	Nevada, USA	100%	0%	Intellectual property holding company
Club One Three, LLC	Nevada, USA	100%	N/A	Inactive

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new, or revised financial reporting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period which means that when a standard is issued, or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

3. Significant accounting policies

(a) Cash

Cash is comprised of cash deposits in financial institutions plus cash held at its retail locations, other deposits that are readily convertible to cash, as well as any restricted cash.

Restricted Cash

Restricted cash is comprised of $2,050,584 in funds held by the Orange County, Sheriff's Office in the matter described in Note 21.

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
5)	Recognize revenue when/as performance obligation(s) are satisfied

Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. More specifically, wholesale revenues are recognized upon delivery and acceptance by wholesale customers. Retail revenues are recognized at the point of sale. Discounts are recorded at the time of revenue recognition.  Returns were not material during the years ended December 31, 2024, and 2023, but are recognized when the customer is refunded. Revenues are presented net of discounts and returns. At one of the Company’s entities, sales are made on consignment and revenue is not recognized until title passes upon delivery of the product by that distributor to their dispensary customers. Revenue on these sales is recognized upon shipment to the customer.

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

The following table represents the Company’s disaggregated revenue by sales channel:

	December 31,	December 31,
	2024	2023

Retail	$102,413,526	$81,323,306
Wholesale	13,995,440	17,181,864

Net revenues	$116,408,966	$98,505,170

Loyalty Points Reward Programs

In certain of its markets, the Company offers a loyalty reward program to its dispensary customers that allows its customers to earn discounts or free product rewards on future purchases.  Loyalty points are earned when a qualifying purchase is made.  When a customer attains a certain number of points, the customer can redeem the credits on future in-store purchases.  Loyalty points expire at the sole discretion of the Company.

A portion of the revenue generated in a sale is allocated to the loyalty points earned.  The amount allocated to the points earned is deferred until the loyalty points are redeemed.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

Deferred Income

Deferred income represents cash payments received in advance of the Company’s transfer of control of products or services to its customers and generally consists of unearned revenue from the Company’s loyalty programs.  The Company’s deferred income balances were $2,441,553 and $1,248,595 as of December 31, 2024 and 2023, respectively, and were recorded within accrued expenses in the consolidated balance sheets.  During the years ended December 31, 2024 and 2023, the Company recognized $1,977,669 and $1,023,788, respectively, of net revenues from amounts recorded as deferred income.  The deferred income balance as of December 31, 2024 is expected to be recognized as revenue within the next twelve months.

The Company determined that no provision for returns or refunds was necessary as at December 31, 2024 or 2023.

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

(m) Sales and marketing expenses

The Company expenses sales and marketing costs when incurred. Sales and marketing expense was $5,805,721 for the year ended December 31, 2024 (2023 - $5,368,473).

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

The Company's prepaid expenses and other current assets, long lived assets, including property, plant and equipment, intangible assets and goodwill are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

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

(p) Reportable Segment Information

Management has determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This determination is based on rules prescribed by GAAP applied to the manner in which management operates the Company. In particular, management assessed the discrete financial information routinely reviewed by the Company’s chief operating decision maker (“CODM”), its Co-Chief Executive Officers, to monitor the Company’s operating performance and support decisions regarding allocation of resources to its operations.

Specifically, performance is continuously monitored at the consolidated level as the Company is engaged in essentially the same business, which consists of cultivation, production, and sale of cannabis products, either for medicinal-use and/or adult-use, depending on applicable state laws and regulations. The CODM evaluates the financial performance of the Company primarily by evaluating revenue (as disclosed on the consolidated statements of operations), adjusted EBITDA (a non-GAAP measure), and cash provided by operating activities (as disclosed on the consolidated statements of cash flows) to assess the Company's results and in the determination of allocating resources.

The CODM may use disaggregated revenue metrics to evaluate product pricing, store count, and customer retention, among other things.  The significant expenses reviewed by the CODM are cost of goods sold, sales and marketing expenses, and general and administrative expenses as presented on the consolidated statements of operations.

As at December 31, 2024 and 2023, all of the Company’s assets were located in the United States and 100% of the Company’s revenue was generated in the United States.

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

Asset Impairment

The Company evaluates the recoverability of long-lived assets, including property, plant and equipment, ROU assets, goodwill and other identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. The fair value of the long-lived assets included in an impaired asset group may be determined using an income, market, or cost approach, or a combination thereof. The income approach utilizes assumptions including management’s best estimates of the expected future cash flows and the estimated useful life of the asset group. The cost approach utilizes assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. The market approach requires the use of judgment in evaluating market comparable assets. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. The fair value measurements for the asset group fair values represent Level 3 measurements.

During the year ended December 31, 2024 the Company recorded a full impairment charge of  $17,118,954 associated with property, plant and equipment, ROU assets and the retail license for its Orange County, California dispensary as the fair value of these assets based on management's expected future cash flows equal $0.

During the year ended December 31, 2024 the Company recorded a full impairment charge of $1,763,901 associated with property, plant and equipment and ROU assets related to its cultivation facility in Beatty Nevada.  Due the expected closure of this facility, management's expected future cash flows equal $0.

During the year ended December 31, 2024 the Company recorded an impairment charge of $2,393,087 associated with property plant and equipment related to an abandoned cultivation project in Florida.  The fair value of these assets was determined to be $400,000 based on management's expected future cash flows.

During the year ended December 31, 2023 the Company recorded an impairment charge of $46,846,866 associated with a Florida license as the carrying value exceeded the fair value by that amount.

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

(r) Accounting standards update

ASU 2023-07  In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in the ASU require disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with early adoption allowed. The Company adopted this guidance as of January 1, 2024, and the adoption did not have a material impact on our consolidated financial statements. Refer to the "Reportable Segment Information," above in this Note 3, Summary of Significant Accounting Policies.

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

	December 31,	December 31,
	2024	2023

Raw materials	$9,768,295	$5,810,800
Packaging and miscellaneous	1,949,621	1,758,152
Work in progress	6,406,679	3,375,296
Finished goods	4,697,399	4,816,400

	$22,821,994	$15,760,648

Cost of Inventory is recognized as an expense when sold and included in cost of goods sold. During the year ended December 31, 2024, the Company recognized $60,711,073 (2023 - $53,682,026) of inventory expensed to cost of goods sold.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

5. Prepaid expenses and other current assets

	December 31,	December 31,
	2024	2023

Security deposits	$122,839	$306,561
Advertising and Marketing	259,113	27,222
Prepaid rent	965,043	410,313
Insurance	414,570	779,638
License fees	1,211,694	126,923
Miscellaneous	1,595,557	2,422,163

	$4,568,816	$4,072,820

6. Property, plant and equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2022	6,374,511	13,963,025	12,799,645	63,555,792	3,528,703	100,221,676
Additions	279,612	2,081,488	1,286,664	350,940	4,479,049	8,477,753
Transfers	36,984	1,594,852	148,017	644,285	(2,424,138)	-
Disposals	-	-	(390,941)	-	-	(390,941)
At December 31, 2023	6,691,107	17,639,365	13,843,385	64,551,017	5,583,614	108,308,488
Additions	-	1,140,477	3,455,096	8,350,496	8,412,972	21,359,041
Transfers	-	26,786	1,157,443	7,392,523	(8,576,752)	-
Asset Impairments	(625,146)	(1,718,076)	(1,321,587)	(14,940,679)	(2,398,087)	(21,003,575)
Disposals	-	-	(93,206)	-	(62,960)	(156,166)
At December 31, 2024	$6,065,961	$17,088,552	$17,041,131	$65,353,357	$2,958,787	$108,507,788

Depreciation

At December 31, 2022	231,522	540,648	6,333,865	21,649,590	-	28,755,625
Additions	30,737	373,788	2,615,455	9,127,072	-	12,147,052
Transfers & disposals	-	-	(145,886)	-	-	(145,886)
At December 31, 2023	262,259	914,436	8,803,434	30,776,662	-	40,756,791
Additions	22,184	782,287	2,583,428	10,026,791	-	13,414,690
Asset Impairments	(255,971)	(374,751)	(1,118,722)	(7,369,068)	-	(9,118,512)
Transfers & disposals	-	-	(56,604)	-	-	(56,604)
At December 31, 2024	$28,472	$1,321,972	$10,211,536	$33,434,385	$-	$44,996,365

Carrying amount

At December 31, 2023	$6,428,848	$16,724,929	$5,039,951	$33,774,355	$5,583,614	$67,551,697
At December 31, 2024	$6,037,489	$15,766,580	$6,829,595	$31,918,972	$2,958,787	$63,511,423

For the year ended December 31, 2024 depreciation expense was $13,414,690 (2023 - $12,147,052) of which $4,553,769 (2023 - $3,966,587) was included in cost of goods sold.

During the year ended December 31, 2024 the Company transferred $8,576,752 (2023 - $2,424,138) of costs from Construction in Progress to Leasehold Improvements, Buildings, Equipment and Land Improvements upon completion of the related projects.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

During the year ended December 31, 2024 the Company disposed of various equipment for proceeds of $21,000 (2023 - $64,878) with a net book value of $99,562 (2023 - $245,055) resulting in a net loss of $78,563 (2023 - net loss of $180,177).

During the year ended December 31, 2024 the Company recorded a full impairment charge of  $7,752,871 associated with property, plant and equipment, for its Orange County, California dispensary as the fair value of these assets based on management's expected future cash flows equal $0.

During the year ended December 31, 2024 the Company recorded a full impairment charge of $1,739,105 associated with property, plant and equipment related to its cultivation facility in Beatty Nevada.  Due the expected closure of this facility, management's expected future cash flows equal $0.

During the year ended December 31, 2024 the Company recorded an impairment charge of $2,393,087 associated with property, plant and equipment related to building materials for its cultivation facility in Summerfield, Florida.  Due the abandonment of this project, the fair value of these building materials is $400,000 based on management's estimation of future cash flows.

7. Intangible assets and goodwill

	Retail Dispensary Santa Ana	Retail Dispensary Clark County	Cultivation and Production Clark County	Master License Florida	Illinois License	Cultivation Coalinga CA Other Intangibles	Florida MMTC License-VidaCann	VidaCann Goodwill	Other	Total
carrying amount

Balance, December 31, 2022	$6,151,343	$690,000	$709,798	$55,846,866	$-	$5,860,000	$-	$-	$30,000	$69,288,007
Additions	-	-	-	-	1,812,656	-	-	-	-	1,812,656
Transfer to held for sale	-	-	-	(9,000,000)	-	-	-	-	-	(9,000,000)
Impairment loss	-	-	-	(46,846,866)	-	-	-	-	-	(46,846,866)
Balance at December 31, 2023	$6,151,343	$690,000	$709,798	$-	$1,812,656	$5,860,000	$-	$-	$30,000	$15,253,797
Additions	-	-	-	-	-	-	9,000,000	30,661,477	-	39,661,477
Impairment loss	(6,151,343)	-	-	-	-	-	-	-	-	(6,151,343)
Balance at December 31, 2024	$-	$690,000	$709,798	$-	$1,812,656	$5,860,000	$9,000,000	$30,661,477	$30,000	$48,763,931

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

During the year ended December 31, 2024 the Company recorded a full impairment charge of  $6,151,343 associated with the licenses, for its Orange County, California dispensary as the fair value of these licenses based on management's expected future cash flows are equal $0.

During the year ended December 31, 2023 the Company recorded an impairment charge of $46,846,866 associated with the Florida MMTC license as the carrying value exceeded the fair value by that amount due to the planned sale of the license in 2025.

VidaCann Acquisition

On August 28, 2023, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with VidaCann, LLC (“VidaCann”), Loop’s Dispensaries, LLC (“Dispensaries”), Ray of Hope 4 Florida, LLC (“Ray of Hope”) and Loops Nursery & Greenhouses, Inc. (“Nursery” and together with Dispensaries and Ray of Hope, the (“Sellers”), David Loop (“Loop”) and Mark Ascik (together with Loop, the “Indemnifying Members”) and Loop, solely in his capacity as Seller Representative, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company would acquire from the Sellers all of the membership interests in VidaCann (the “Transaction”).

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

Pursuant to the Purchase Agreement, the Company acquired VidaCann from the Sellers for agreed consideration at closing of the Transaction (the “Closing”) equal to the sum of: (i) 80,564,554 shares of common stock of the Company (the “Base Share Consideration”), plus 1,307,698 shares with a fair value of $750,000 that were issued to VidaCann’s industry advisor (the “VC Advisor”) as acquisition-related costs; (ii) a cash payment of US$4,000,000 (the “Closing Cash Payment”); and (iii) promissory notes issued by the Company to the Sellers in the aggregate principal amount of US$5,000,000, with each of the above components subject to adjustments as set out in the Purchase Agreement. Based on the closing price of the Company’s common shares of (CAD$0.9100) US$0.6647 on   May 9, 2024 on the Canadian Securities Exchange (the “CSE”) (based on the Bank of Canada CAD to USD exchange rate on May 9, 2024 of CAD$1.00=US$0.7304), the total consideration was valued at $50,755,443. As contemplated by the definitive agreement, VidaCann continued to have US$3 million of bank indebtedness and US$1.5 million of related party notes to former VidaCann managers at the time of closing, which were assumed by the Company. The Seller of the majority interest in VidaCann also has the right to nominate a director to the Company’s board of directors effective the next business day following the Company’s 2024 annual meeting of stockholders in June. The Seller has selected David Loop, the former Chief Executive Officer of VidaCann, as its board nominee.

The VidaCann acquisition was deemed to be a business combination under ASC 805.  The following table summarizes the allocation of consideration exchanged to the estimated fair value of the tangible and intangible assets acquired:

Consideration paid:

Cash	$4,000,000
Issuance of 80,564,554 Common Shares	42,123,314
Note Payable to Former VidaCann Shareholders	4,632,129
$50,755,443

Fair value of net assets acquired:

Cash	$911,715
Inventory	7,375,225
Prepaids and other assets	1,869,222
Property, plant and equipment	9,080,072
ROU Assets	21,371,614
Intangible assets	9,000,000
Goodwill	30,661,477
ROU Liabilities	(21,371,614)
Notes Payable	(4,010,582)
Accounts Payable and Accrued Liabilities	(4,131,686)
$50,755,443

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

The goodwill arising from the VidaCann transaction consists of expected synergies from combining operations of the Company and VidaCann, and intangible assets not qualifying for separate recognition such as formulations, proprietary technologies and acquired know-how. None of the goodwill is deductible for tax purposes. VidaCann’s state cannabis license represented an identifiable intangible asset acquired in the amount of $9,000,000. The VidaCann cannabis license acquired has an indefinite life and as such will not be subject to amortization.

In connection with the VidaCann transaction, the Company expensed $1,020,563 of acquisition-related costs, which have been included in general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss for the year ended  December 31, 2024, and $909,363 for the year ended December 31, 2023. VidaCann contributed revenue, net of discounts, gross profit and net loss of $26,890,356, $14,668,773 and ($1,878,533) included in the Company's Consolidated Comprehensive Net Income (loss) in the year ended December 31, 2024.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The following table reflects the revenue, gross profit and comprehensive loss that would have been reported if the acquisition had occurred at the beginning of the year ended December 31, 2023.

	For the Year Ended December 31, 2023
	As Reported	VidaCann	Pro Forma

Revenue, net of discounts	$98,505,170	$34,263,343	$132,768,513
Gross Profit	44,823,144	12,574,426	57,397,570
Comprehensive Income (loss) for the year	(73,608,758)	1,502,402	(72,106,356)

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

Acquisition of 51% Interest in Planet 13 Illinois

On February 7, 2023, the Company purchased the remaining 51% ownership interest in Planet 13 Illinois from a third party pursuant to an option purchase agreement that was entered into between such third party and the Company on August 4, 2022. The aggregate purchase price for the interest was $1,812,656 and consisted of $866,250 in cash consideration and $946,406 in share consideration. The share consideration was comprised of 1,063,377 common shares of the Company at a fair value of C$1.18 (USD $0.89) per common share, which were issued on February 7, 2023.

Florida License

On   January 22, 2024, the Company entered into a definitive agreement to sell its Planet 13 Florida, Inc. entity for $9,000,000 which, at the time of sale held no assets other than a Florida medical marijuana treatment center (“MMTC”) license. The value of the Florida license at   December 31, 2023 was less than the carrying amount of the license. Consequently, the Company recorded an impairment charge of $46,846,866 against the carrying value of its Florida MMTC license. The impairment loss is reflected in the statement of operations and comprehensive loss under the caption “Impairment Loss.” During the fourth quarter of 2023, the Company committed to a plan to sell its Florida license. Accordingly, the license held by the Company's Florida subsidiary was presented as an asset held for sale on the consolidated balance sheet as of   December 31, 2023. The sale of Planet 13 Florida, Inc. was completed on May 6, 2024.  Transaction costs incurred for the sale of the license equaled $762,091.

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

The following table provides the components of lease cost recognized in the consolidated statement of operations and comprehensive loss for 2024 and 2023:

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

	December 31,	December 31,
	2024	2023

Operating lease costs	$7,773,169	$5,004,484
Short term lease expense	330,004	42,671
Total lease costs	$8,103,173	$5,047,155

Other information related to operating and finance leases as of and for the year end December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
	Operating	Operating
	Lease	Lease

Weighted average discount rate	15.00%	15.00%
Weighted average remaining lease term	7.90	14.56

The maturity of the contractual undiscounted lease liabilities as of December 31, 2024 and 2023 is:

	2024	2023
	Operating	Operating
	Lease	Lease

2024	$-	$4,226,472
2025	8,682,145	4,318,603
2026	8,750,185	4,323,725
2027	8,805,324	4,414,249
2028	8,934,274	4,585,323
2029	8,858,495	4,753,273
2030	8,109,104	-
Thereafter	67,931,257	46,355,092

Total undiscounted lease liabilities	120,070,784	72,976,737
Interest on lease liabilities	(71,803,530)	(47,030,437)
Total present value of minimum lease payments	48,267,254	25,946,300
Lease liability - current portion	(1,818,588)	(674,594)
Lease liability	$46,448,666	$25,271,706

All leases relate to real estate.

For the year ended December 31, 2024 the Company incurred $7,773,169 of operating lease costs (2023 - $5,004,484), of which $3,275,515 (2023 - $1,898,488) was allocated to cost of goods sold and inventory.

During the year ended December 31, 2024 the Company recorded a full impairment charge of  $3,214,740 associated with ROU assets related to its Orange County, California dispensary as the fair value of these assets based on management's expected future cash flows equal $0.

During the year ended December 31, 2024 the Company recorded a full impairment charge of $24,796 associated with ROU assets related to its cultivation facility in Beatty Nevada.  Due the expected closure of this facility, management's expected future cash flows equal $0.

See Note 16 for additional supplemental cash flow information related to leases.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

9. Notes payable

	December 31,	December 31,	Stated Interest		Effective	Maturity
	2024	2023	Rate		Interest Rate	Date

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	884,000	884,000	5.0%		5.0%	12/1/2019
Promissory Note to Former VidaCann Shareholders, unsecured with interest accrued at 5.0%, maturity date April 1, 2025	4,869,695	-	5.0%	(1)	15.0%	4/1/2025
Promissory Note to La Fayette State Bank, unsecured with interest paid monthly at 10%, maturity date February 20, 2025	2,927,989	-	10.0%	(2)	15.0%	2/20/2025
Promissory Note to VidaCann former managers, unsecured with interest paid monthly at 7.5%, maturity date May 6, 2029	1,177,722	-	7.5%	(3)	15.0%	5/6/2029

	$9,859,406	$884,000
Less current portion	(8,681,684)	(884,000)
	$1,177,722	$-

Stated maturities of debt obligations are as follows:

2024	$-	$884,000
2025	8,681,684	-
2026	-	-
2027	-	-
2028	-	-
2029	1,177,722	-
Total	$9,859,406	$884,000

(1) The Promisory note to former VidaCann Shareholders has a face value of $5,000,000.  The Company determined a fair value of $4,632,129 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate.  Total interest expense including accrued interest and amortization of the note discount for the year ended December 31, 2024 equaled $378,662.

(2) The Promisory note to Lafayette State Bank has a face value of $2,947,632.  The Company determined a fair value of $2,862,159 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate.  Total interest expense including paid and accrued interest and amortization of the note discount for the year ended December 31, 2024 equaled $260,658.

(3) The Promisory note to VidaCann former managers has a face value of $1,500,000.  The Company determined a fair value of $1,148,423 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate.  Total interest expense including paid interest and amortization of the note discount for the year ended December 31, 2024 equaled $98,339.

10. Share capital

The Company is authorized to issue 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

		Common Stock

		December 31,	December 31,
		2024	2023
Common Stock
Balance at January 1		223,317,270	220,470,061
Shares issued on settlement of RSUs	i.	1,224,278	783,832
Shares issued on exercise of purchase option (Note 7)	ii.	-	1,063,377
Shares issued on legal settlement	iii.	-	1,000,000
Shares issued on public offering	iv.	18,750,000	-
Shares issued on VidaCann acquisition	v.	80,564,554	-
Finders shares issued on VidaCann acquisition	vi.	1,307,698	-

Total shares of common stock outstanding on December 31		325,163,800	223,317,270

i. Shares issued for Restricted Share Units

During the year ended December 31, 2024, 485,185 RSUs were awarded under the 2023 Equity incentive plan. 185,185 of these RSUs vested (of which 83,333 RSUs were surrendered in exchange for tax withholding payments), 1,224,278 of vested RSUs were settled and no RSUs were cancelled. The Company did not receive any cash proceeds on the settlement of the RSUs.

During the year ended December 31, 2023, the Company issued 783,832 common shares on the settlement of RSUs that had vested during the period. The Company did not receive any cash proceeds on the settlement.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

ii. Shares issued on exercise of purchase option

On February 7, 2023, the Company acquired the 51% ownership interest in Planet 13 Illinois LLC pursuant to an option agreement in exchange for cash consideration and the issuance of 1,063,377 shares of common stock of the Company (See Note 7).

iii. Shares issued on legal settlement

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

v. Shares issued on VidaCann acquisition

On   May 9, 2024, the Company issued 80,564,554 shares of common stock of Planet 13 (the “Share Consideration”); see note 7 above for details of the transaction.

vi. Finders shares issued on VidaCann acquisition

On   May 9, 2024, the Company issued 1,307,698 shares of common stock of Planet 13 in finders shares related to the VidaCann acquisition; see note 7 above for details of the transaction.

11. Warrants

The following table summarizes the fair value of the warrant liability at December 31, 2024 and 2023:

	2024	2023

Opening balance as at January 1	$-	$18,127
Expirations	$-	(18,127)
Foreign exchange	-	-
Change in fair value	-	-
Closing balance as at December 31	$-	$-

The warrant liability is adjusted to fair value on the date the warrants are exercised and at the end of each reporting period.  The amount that is reclassified to equity on the date of exercise is the fair value at that date.

The following table summarizes the number of warrants outstanding at December 31, 2024 and 2023:

	December 31, 2024	Weighted Average Exercise Price - USD	December 31, 2023	Weighted Average Exercise Price - CAD

Balance - beginning of year	-	$-	5,206,463	$8.88
Exercised	-	$-	-	$-
Issued	18,750,000	$0.77
Expired	-	$-	(5,206,463)	$8.88
Balance - end of year	18,750,000	$0.77	-	$-

On   March 7, 2024, the Company issued and sold 18,750,000 units of the Company (the “Units”) at a public offering price of $0.60 per unit (the "Offering"). Each Unit consisted of one share (each, a “Share”) of common stock, no par value, of the Company (“Common Stock”) and one warrant. Each warrant (a “Warrant”) entitles the holder to purchase one share of Common Stock for a period of 5 years following the closing date of the Offering at an exercise price of US$0.77, subject to adjustments in certain events.  The warrants expire on March 7, 2029.

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

A total of 22,000,000 shares of Common Stock are available for grants under the 2023 Equity Plan and all other security based compensation arrangements of the Company, including the Prior Plans (the “Total Share Reserve”). Any outstanding awards under the Prior Plans on the September 15, 2023 count towards the Total Share Reserve. As of September 15, 2023, 1,926,861 awards issued under the Prior Plans remained outstanding and, as of December 31, 2024, a maximum number of 19,587,954 shares of Common Stock are available for issuance under the 2023 Equity Plan, subject to adjustment pursuant to the terms of the 2023 Equity Plan.  Terms of the grants, including vesting terms are at the sole discretion of the Compensation Committee.

(a) Stock options

During the years ended December 31, 2024 and 2023

No incentive stock options were granted during the years ended December 31, 2024 and 2023

The following table summarizes information about stock options outstanding at December 31, 2024 and 2023:

	Exercise price	December 31, 2024	December 31, 2024	December 31, 2023	December 31, 2023
Expiry Date	CAD$	Outstanding	Exercisable	Outstanding	Exercisable

February 27, 2025	$1.31	51,525	51,525	51,525	51,525
December 15, 2025	$3.06	269,075	269,075	269,075	269,075
September 30, 2026	$4.37	97,322	97,322	97,322	97,322
November 21, 2024	$1.31	-	-	185,203	185,203
		417,922	417,922	603,125	603,125

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The following assumptions were used to arrive at the value ascribed to the options issued using a Black Scholes Option Pricing model:

Share-based compensation expense attributable to employee options was $nil for the year ended December 31, 2024. The fair value of the replacement options issued during 2023 of $1,239,818 was recognized as part of the consideration paid related to the business combination of NGW.

	December 31,
	2024	2023

The outstanding options have a weighted average CAD$ exercise price of:	$3.15	$2.58

Weighted average remaining life in years of outstanding options:	1.04	1.69

	December 31, 2024	Weighted Average Exercise Price - CAD	December 31, 2023	Weighted Average Exercise Price - CAD

Balance - beginning of year	603,125	$2.58	792,518	$2.34
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	(185,203)	1.31	(189,393)	2.46
Balance - end of year	417,922	$3.15	603,125	$2.58

The total intrinsic value of stock options exercised, outstanding and exercisable as of December 31, 2024 and 2023 was $nil.

(b) Restricted Share Units

The following table summarizes the RSUs that are outstanding as at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Balance - beginning of year	1,122,429	2,464,928
Issued	485,185	(783,832)
Exercised	(1,224,278)	(477,506)
Surrendered for taxes	(83,333)	(81,161)
Forfeited	-	-
Rounding adjustment	(3)	-
Balance - end of year	300,000	1,122,429

The Company recognized $180,308 in share-based compensation expense attributable to RSUs vesting during the year ended December 31, 2024 ($2,520,407 for the year ended December 31, 2023).

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

During the year ended December 31, 2024

485,185 RSU's were granted, and 185,185 RSUs vested and were exercised, of which 83,333 were surrendered in exchange for payment of tax withholdings. The Company did not receive any cash proceeds from the settlement of the RSUs.

During the year ended  December 31, 2024, no RSUs were forfeited.

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

During the year ended   December 31, 2023, 81,161 RSUs were forfeited.

13. Loss per share

	December 31, 2024	December 31, 2023

Loss	$(47,796,856)	$(73,608,758)

Weighted average number of shares outstanding, basic and diluted	292,166,589	221,964,287

Basic and diluted loss per share	$(0.16)	$(0.33)

Approximately 19,467,922 and 1,725,554 of potentially dilutive securities for the years ended December 31, 2024 and  December 31, 2023 respectively were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to net loss in such years.

14. Income taxes

The components of income tax expense (benefit) of the Company are summarized as follows:

	December 31, 2024	December 31, 2023
Current taxes:
Federal	$13,195,875	$9,574,371
State	1,014,207	294,510
Foreign	-	-
Current tax expense (benefit)	14,210,082	9,868,881

Deferred taxes:
Federal	(1,578,197)	211,127
State	(441,642)	1,453,447
Foreign	-	-
Deferred tax expense (benefit)	(2,019,839)	1,664,574

Income tax expense (benefit)	$12,190,243	$11,533,455

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The actual income tax provision differs from the expected amount calculated by applying the statutory income tax rate to the loss before tax. These differences result from the following:

	December 31, 2024	December 31, 2023
Income (loss) before income taxes	$(35,606,613)	$(62,075,303)
Statutory income tax rate	21%	21%
Income tax expense (benefit) at statutory rate	(7,477,389)	(13,035,814)

State income taxes	1,853,657	(2,567,726)
Change in fair value of warrant liability	-	(3,807)
Expenses disallowed under IRC Section 280E	12,273,276	9,972,094
Share based compensation	-	1,519,346
Nondeductible penalties	489,813	154,155
Other permanent differences	-	657,413
Book Impairment	3,175,774	-
Change in valuation allowance	847,315	16,675,011
Change in state rate	4,561	-
Prior period adjustments	200,817	(1,837,217)
2023 UTP related to Holdco	188,550	-
UTP Penalties & Interests	545,937	-
Other adjustments	87,931	-
Income tax expense (benefit)	$12,190,243	$11,533,455

The IRS has taken the position that cannabis companies are subject to the limits of Section 280E of the Code for U.S. federal income tax purpose, under which, they are only allowed to deduct expenses directly related to costs of goods sold. The company has taken a position that its deduction of ordinary and necessary business expenses is not limited by Section 280E of the Code.  The position by the Company does not achieve a more likely than not tax position, therefore the financial statements are presented on the basis that 280E does apply.

Deferred taxes are provided using as asset and liability method whereby deferred tax assets are recognized based on the rates at which they are expected to reserve in the future. Temporary differences are the differences between the reported amount of assets and liabilities and their tax basis. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that enactment occurs.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The components of deferred tax assets and liabilities of the Company are summarized as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Loss carryforwards	$15,885,208	$18,302,796
Share based compensation	1,611,565	1,562,759
Charitable Contribution	515	-
Loyalty points	513,959	280,182
Capital loss carry forward	11,109,075	-
Lease liabilities	4,913,815	2,305,188
Inventory Reserve	49,463	28,705
COGS related Impairment	370,419	-
Florida License	-	10,194,509
Gross deferred tax assets	34,454,019	32,674,139

Valuation allowance	(28,473,642)	(30,060,064)
Net deferred tax assets	5,980,377	2,614,075

Deferred Tax Liabilities:
Other Licenses	2,242,272	3,649,504
Right-of-use assets	4,452,567	1,675,133
Property and equipment	71,220	94,959
Net deferred tax liabilities	6,766,059	5,419,596

Total net deferred tax assets (liabilities)	$(785,682)	$(2,805,521)

As at December 31, 2024, the Company has $72,426,034 of gross U.S. federal net operating losses and $8,034,525 of gross U.S. state net operating losses. The Company’s U.S. federal net operating losses can be carried forward indefinitely. The Company’s U.S. state net operating losses have 20-year carryforward periods and begin to expire in 2042. On September 15, 2023, the Company changed its jurisdiction from the Province of British Columbia, Canada, to the State of Nevada. As a result, the Company filed final Canadian income tax returns for the 2023 tax year and no longer has any Canadian income tax attributes as of December 31, 2024.

As of December 31, 2024, the company recorded an uncertain tax liability on the consolidated balance sheet for tax position taken that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code.  Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months.

A reconciliation of the beginning and ending amount of uncertain tax liabilities is as follow:
		2024	2023
	Balance at Beginning of Year	-	-
	Additions based on tax position related to the current year 280E position	13,800,944	-
	Additions based on tax position related to the prior year	5,520,531	-
	Reduction based on lapse of statute of limitations	-	-
	Balance at End of Year	19,321,475	-

A reconciliation of the beginning and ending amount of uncertain tax benefits is as follow:
		2024	2023
	Balance at Beginning of Year	-	-
	Increase related to tax position in a prior period	27,530,520	-
	Decrease related to tax position in a prior period	-	-
	Increase relted to tax positions in the current period	13,800,944	-
	Interest and penalties in income tax expense	545,937	-
	Decrease related to tax position in the current period	-	-
	Balance at End of Year	41,877,402	-

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2024, management believes it its more-likely-than-not that the Company’s net deferred tax assets related to its loss carryforwards, stock compensation, and Florida license would not be realized in the near future and records a full valuation allowance on these deferred tax assets. The Company’s valuation allowance represents the amount of tax benefits that are likely to not be realized. The net change in the valuation allowance from  December 31, 2023 was $1,586,421.

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

The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. The federal statute of limitations remains open for the 2021 tax year to present and the state statutes of limitations remain open for the 2020 tax year to present.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

15. General and administrative

	December 31,
	2024	2023

Salaries and wages	$21,316,396	$13,945,103
Share based compensation	180,308	2,520,407
Executive compensation	3,048,605	2,949,315
Licenses and permits	2,651,018	2,541,183
Payroll taxes and benefits	4,198,424	3,369,468
Supplies and office expenses	1,118,430	1,518,102
Subcontractors	2,810,695	2,714,424
Professional fees (legal, audit and other)	8,131,961	7,484,017
Miscellaneous general and administrative expenses	7,716,055	5,379,153
	$51,171,892	$42,421,172

16. Supplemental cash flow information

	December 31,
Change in Working Capital	2024	2023

Accounts Receivable	$(277,229)	$130,868
Inventory	313,879	(2,755,809)
Prepaid Expenses and Other Assets	1,200,818	(262,426)
Long-term Deposits and Other Assets	8,503	(7,308)
Deferred Tax Assets	(190,487)	(359,781)
Accounts Payable	4,336,441	(346,059)
Accrued Expenses	(2,943,913)	(1,950,233)
Other Liabilities	1,187,722	5,000
Notes Payable	(845,026)	-
Uncertain Tax Positions	19,321,475	-
Income Taxes Payable	(4,643,058)	1,956,037
	$17,469,125	$(3,589,711)

Cash Paid

Interest Paid on Leases	$5,819,090	$4,077,971
Income Taxes	$-	$7,873,092

Non-cash Financing and Investing Activities

Reclassify license to asset held for sale	$-	$9,000,000
Shares issued in business combination	$42,123,314	$-
Finders shares issued in business combination	$750,000	$-
Shares Issued on Exercise of Purchase Option	$-	$946,406
Lease additions	$23,353,135	$954,496
Early Termination of Operating Lease	$-	$1,182,877
Fixed Asset Amounts in Accounts Payable	$318,717	$84,160
Reclassification of long term lease liabilities to current	$1,143,994	$195,433

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

17. Related Party Transactions and Balances

Related party transactions are summarized as follows:

(a) Building Lease

As part of the VidaCann acquisition on May 9, 2024, the Company entered into a long-term lease agreement with Loop's Nursery for a property in St John's Florida that is used as the Company's primary cultivation facility in Florida.  Loop's Nursery is primarily owned by David Loop, one of the Company's board members.  Payments for rent and associated costs related to the use of this property for the year ended December 31, 2024 equaled $1,208,531.

(b) Other

As part of the VidaCann acquisition on May 9, 2024, the Company acquired related party notes payable due to David Loop, one of the Company's board members and Mark Ascik, Co-President Florida Operations in the amounts of $750,000 each (see Note 9).  Payments for interest on the related party notes for the year ended December 31, 2024 totaled $75,206 combined.

For the years ended December 31, 2024 and 2023, no amounts were due to related parties.

18. Commitments and contingencies

(a) Construction Commitments

The Company had $786,490 of outstanding construction commitments as of December 31, 2024 ($3,140,447 - December 31, 2023) payable as construction is completed over an estimated six month period.

(b)    Contingencies

The Company's operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at December 31, 2024, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At December 31, 2024 and 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

19. Risks

Credit risk

Credit risk is the risk that a third party might fail to discharge its obligations under the terms of a financial instrument. Credit risk arises from cash with banks and financial institutions. It is management's opinion that the Company is not exposed to significant credit risk arising from these financial instruments. The Company limits credit risk by entering into business arrangements with high credit-quality counterparties.  The Company further limits credit risk to a maximum of $250,000 to any individual counterparty at a given time.  Total maximum credit risk for all counterparties combined is estimated at $1,200,000.

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

Liquidity risk

The Company’s approach to managing risk is to ensure that it will have sufficient liquidity to meet liabilities when due.  As of December 31, 2024, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases and taxes.  The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis.  Historically, the Company’s main source of funding has been the public issuance of common stock.  The Company’s access to financing is always uncertain.  There can be no assurance of continued access to significant equity financing.

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

Currency rate risk

As at December 31, 2024, none of the Company’s financial assets and liabilities were held in Canadian dollars (2023 - $65,202). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

The Company’s exposure to a 10% change in the foreign exchange conversion rate at December 31, 2024 equals $nil.

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

The Company has secured a partial settlement with Casa Verde for the release of $3.4 million of the WAB Funds, which the Company received on January 31, 2024. The remaining approximately $2 million of the WAB Funds (the “Remaining Levied Funds”) is still in the possession of the Sheriff’s Office pending release to the Company, expected in late March 2025 (see Note 22. Subsequent events, below)

After filing the WAB Claim in November 2023, the Company also took immediate action to withdraw the remaining approximately $16.5 million that the Company held in two additional Company accounts managed by El Capitan (the “Additional Funds”). El Capitan has refused to honor the Company’s further withdrawal requests with respect to the Additional Funds and at this time it is unclear whether the Additional Funds will be returned. Based on discussions with El Capitan to secure the withdrawal of the Additional Funds and purported bank statements provided by El Capitan, the Company has reason to believe that the Additional Funds were misappropriated by El Capitan.

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

The loss provision for the year ended December 31, 2024 was $nil (2023 - $2,000,000).

22. Subsequent events

On February 27, 2025, 51,525 stock options with an exercise price of $1.31 CAD per share expired unexercised.

On March 3, 2025, the Company announced significant recovery of funds related to the El Capitan matter.  This includes a settlement and recovery of US$2.1 million of funds which were held at BridgeBank, a division of Western Alliance Bank (collectively "WAB"), bringing the total recovery of funds held at WAB to US$5.5 million. Additionally, the Company, through a wholly-owned subsidiary, will also obtain real estate (the "Real Property") valued at approximately US$5.0 million based on recent comparable sales, which it intends to sell. In total the Company has recovered approximately $10.5 million, including the expected value from the sale of the Real Property.  This settlement does not conclude the Company’s lawsuit against El Capitan Advisors, Inc. ("El Capitan") and its founder and Chief Executive Officer, Andrew Nash, in which it is seeking approximately US$10.3 million, which is based on $15.3 million less the expected net proceeds Planet 13 receives from the sale of the Real Property, in additional compensatory damages and other relief.