Form 10-Q
period 2025-03-31
Planet 13 Holdings Inc.
filed 2025-05-14
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, there were 325,363,800 shares of common stock outstanding.

true

Planet 13 Holdings Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Readers are cautioned that forward-looking information and statements are not based on historical facts but instead are based on reasonable assumptions and estimates of our management at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements. Such factors include, among others, our actual financial position and results of operations differing from management’s expectations; our business model; a lack of business diversification; increasing competition in the industry; public opinion and perception of the cannabis industry; expected significant costs and obligations; current reliance on limited jurisdictions; development of our business; access to capital; risks relating to the management of growth; risks inherent in an agricultural business; risks relating to energy costs; risks related to research and market development; risks related to breaches of security at our facilities; reliance on suppliers; risks relating to the concentrated voting control of the Company; risks related to our being a holding company; risks related to service providers withdrawing or suspending services under threat of prosecution; risks related to proprietary intellectual property and potential infringement by third parties; risks of litigation relating to intellectual property; negative clinical trial results; insurance related risks; risk of litigation generally; risks associated with cannabis products manufactured for human consumption, including potential product recalls; risks relating to being unable to attract and retain key personnel; risks relating to obtaining and retaining relevant licenses; risks relating to integration of acquired businesses; risks related to quantifying our target market; risks related to industry growth and consolidation; fraudulent activity by employees, contractors and consultants; cyber-security risks; conflicts of interest; risks related to reputational damage in certain circumstances; leased premises risks; risks related to the COVID-19 pandemic; U.S. regulatory landscape and enforcement related to cannabis, including political risks; heightened scrutiny by Canadian regulatory authorities; risks related to capital raising due to heightened regulatory scrutiny; risks related to tax liabilities; risks related to U.S. state and local law and regulations; risks related to access to banks and credit card payment processors; risks related to potential violation of laws by banks and other financial institutions; ability and constraints on marketing products; risks related to lack of U.S. federal trademark and patent protection; risks related to the enforceability of contracts; the limited market for our securities; difficulty for U.S. holders of our common stock to resell over the Canadian Securities Exchange; price volatility of our common stock; future sales by shareholders; no guarantee regarding use of available funds; currency fluctuations; risks related to entry into the U.S; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent reports.

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

ADDITIONAL INFORMATION

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$15,556,553	$23,384,493
Restricted Cash	2,050,584	2,050,584
Accounts Receivable	1,634,120	1,473,156
Inventory	24,199,619	22,821,994
Assets held for sale	4,570,227	-
Prepaid Expenses and Other Current Assets	3,714,748	4,568,816
Total Current Assets	51,725,851	54,299,043

Property, Plant and Equipment	63,223,161	63,511,423
Intangible Assets and Goodwill	48,763,931	48,763,931
Right of Use Assets - Operating	37,720,488	38,229,399
Long-term Deposits and Other Assets	1,068,477	1,033,758
Deferred Tax Asset	1,283,906	896,525

TOTAL ASSETS	$203,785,814	$206,734,079

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current:
Accounts Payable	$5,940,241	$7,421,921
Accrued Expenses	7,372,088	7,285,415
Income Taxes Payable	1,211,082	139,480
Notes Payable - Current Portion	8,847,542	8,681,684
Operating Lease Liabilities	1,897,526	1,818,588
Total Current Liabilities	25,268,479	25,347,088

Long-Term Liabilities:
Operating Lease Liabilities	46,006,886	46,448,666
Other Long-term Liabilities	1,230,037	1,220,722
Uncertain Tax Positions	19,321,475	19,321,475
Deferred Tax Liability	1,231,852	1,682,207
Total Liabilities	93,058,729	94,020,158

SHAREHOLDERS' EQUITY
Common Stock, no par value, 1,500,000,000 shares authorized, 325,263,800 issued and outstanding at March 31, 2025 and 325,163,800 issued and outstanding at December 31, 2024	-	-
Preferred Stock, no par value, 50,000,000 shares authorized, 0 issued and outstanding at March 31, 2025 and 0 at December 31, 2024	-	-
Additional Paid-In Capital	368,881,670	368,821,339
Deficit	(258,154,585)	(256,107,418)
Total Shareholders' Equity	110,727,085	112,713,921

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$203,785,814	$206,734,079

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars, except Share Amounts)

	Three Months Ended
	March 31,	March 31,
	2025	2024

Revenues, net of discounts	$28,031,807	$22,877,471
Cost of Goods Sold	(16,024,302)	(12,392,992)
Gross Profit	12,007,505	10,484,479

Expenses:
General and Administrative	14,016,688	10,024,787
Sales and Marketing	1,547,018	1,290,737
Lease Expense	1,304,893	774,946
Depreciation	1,751,430	2,059,023
Total Expenses	18,620,029	14,149,493

Loss From Operations	(6,612,524)	(3,665,014)

Other Income (Expense):
Interest income (expense), net	(176,411)	24,562
Foreign exchange (loss)	(2,889)	(3,097)
Other income, net	4,978,523	113,749
Total Other Income	4,799,223	135,214

Loss Before Provision for Income Taxes	(1,813,301)	(3,529,800)

Provision For Income Taxes
Current Tax Expense	(1,071,602)	(2,363,860)
Deferred Tax Recovery	837,736	19,891
	(233,866)	(2,343,969)

Net Loss and Comprehensive Loss	$(2,047,167)	$(5,873,769)

Loss per Share
Basic and diluted loss per share	$(0.01)	$(0.03)

Weighted Average Number of Shares of Common Stock
Basic and diluted	325,261,578	228,437,545

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Shares of Common Stock	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2023	223,317,270	-	$315,951,343	$(208,310,562)	$107,640,781

Share based Compensation - RSUs	-	-	104,338	-	104,338
Share based Compensation - RSUs - Taxes Paid in Lieu of Share Issuance	-	-	(45,833)	-	(45,833)
Shares Issued on Settlement of RSUs	1,224,278	-	-	-	-
Proceeds from public offering	18,750,000	18,750,000	11,250,000	-	11,250,000
Share issuance costs	-	-	(1,336,144)	-	(1,336,144)
Net Loss for the Period	-	-	-	(5,873,769)	(5,873,769)

Balance, March 31, 2024	243,291,548	18,750,000	$325,923,704	$(214,184,331)	$111,739,373

Balance, December 31, 2024	325,163,800	18,750,000	$368,821,339	$(256,107,418)	$112,713,921

Share based Compensation - RSUs	-	-	60,331	-	60,331
Shares Issued on Settlement of RSUs	100,000	-	-	-	-
Net Loss for the Period	-	-	-	(2,047,167)	(2,047,167)

Balance, March 31, 2025	325,263,800	18,750,000	$368,881,670	$(258,154,585)	$110,727,085

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In United States Dollars)

	Three Months Ended
	March 31,	March 31,
	2025	2024
CASH USED IN OPERATING ACTIVITIES
Net loss	$(2,047,167)	$(5,873,769)
Adjustments for items not involving cash:
Shared based compensation	60,331	104,338
Non-cash lease expense	506,530	235,980
Depreciation	3,081,283	3,017,720
Loss on disposal of fixed assets	-	66,178
Recovery of property in legal settlement	(4,570,227)	-
Amortization of note payable discount	126,725	-
Lease incentive amortization	2,381	27,277
	(2,840,144)	(2,422,276)

Net Changes in Non-cash Working Capital Items	(1,986,054)	1,082,151
Repayment of lease liabilities	(362,842)	(90,826)
Total Operating	(5,189,040)	(1,430,951)

FINANCING ACTIVITIES
Proceeds from public share issuance	-	9,913,856
Repayment of Lafayette State Bank Note	(2,947,632)	-
Bank of Nevada Revolving Line of Credit	3,000,000	-
Total Financing	52,368	9,913,856

INVESTING ACTIVITIES
Purchase of property and equipment	(2,691,268)	(2,947,190)
Proceeds from sales of fixed assets	-	4,594
Total Investing	(2,691,268)	(2,942,596)

NET CHANGE IN CASH DURING THE PERIOD	(7,827,940)	5,540,309

CASH
Beginning of Period	25,435,077	17,281,592

End of Period	$17,607,137	$22,821,901

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

2. Basis of Presentation

These unaudited condensed consolidated interim financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for all periods presented. Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with GAAP have been omitted or condensed. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended  December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for the fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

These unaudited condensed consolidated interim financial statements were authorized for issuance by the Board of Directors of the Company on May 14, 2025.

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

These unaudited condensed consolidated interim financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at March 31, 2025	Jurisdiction of Incorporation	Ownership Interest 2025	Ownership Interest 2024	Nature of Business

MM Development Company, Inc.	Nevada, USA	100%	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Management/holding company
LBC CBD LLC	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	100%	Holding company for Next Green Wave, LLC
Next Green Wave, LLC	California, USA	100%	100%	California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	100%	49%	Illinois license holding company; cannabis retail sales
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company for By The Slice LLC
By The Slice, LLC	Nevada, USA	100%	100%	Restaurant and retail operations
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Florida, Inc.	Florida, USA	0%	100%	Florida license holding company
Planet 13 Real Prop LLC	Florida, USA	100%	N/A	Holding company
Planet 13 Lifestyles LLC	Nevada, USA	100%	0%	Retail sales of apparel and accessories
VidaCann, LLC	Florida, USA	100%	0%	Florida license holding company
Planet 13 Innovations LLC	Nevada, USA	100%	0%	Intellectual property holding company
Estate of Las Palmas LLC	California, USA	100%	N/A	Real estate holdings company
Club One Three, LLC	Nevada, USA	100%	N/A	Inactive

ii)	Functional currency

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

	March 31,	December 31,
	2025	2024

Raw materials	$9,352,514	$9,768,295
Packaging and miscellaneous	2,339,073	1,949,621
Work in progress	6,454,916	6,406,679
Finished goods	6,053,116	4,697,399
	$24,199,619	$22,821,994

Cost of Inventory is recognized as an expense when sold and included in the cost of goods sold. During the three months ended March 31, 2025, the Company recognized $16,024,302 (2024 - $12,392,992) of inventory expensed to cost of goods sold.

4. Prepaid Expenses and Other Current Assets

	March 31,	December 31,
	2025	2024

Security deposits	$266,652	$122,839
Advertising and Marketing	182,777	259,113
Prepaid rent	951,065	965,043
Insurance	419,457	414,570
License fees	971,505	1,211,694
Miscellaneous	923,292	1,595,557
	$3,714,748	$4,568,816

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

5. Property, Plant and Equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2024	$6,065,961	$17,088,552	$17,041,131	$65,353,357	$2,958,787	$108,507,788
Additions	-	11,470	334,137	530,290	1,917,124	2,793,021
Transfers	-	-	289,903	1,767,507	(2,057,410)	-
At March 31, 2025	$6,065,961	$17,100,022	$17,665,171	$67,651,154	$2,818,501	$111,300,809

Depreciation

At December 31, 2024	$28,472	$1,321,972	$10,211,536	$33,434,385	$-	$44,996,365
Additions	5,546	190,864	636,195	2,248,678	-	3,081,283
At March 31, 2025	$34,018	$1,512,836	$10,847,731	$35,683,063	$-	$48,077,648

Carrying amount

At December 31, 2024	$6,037,489	$15,766,580	$6,829,595	$31,918,972	$2,958,787	$63,511,423
At March 31, 2025	$6,031,943	$15,587,186	$6,817,440	$31,968,091	$2,818,501	$63,223,161

For the three months ended March 31, 2025, depreciation expense was $3,081,283 (2024 - $3,017,720) of which $1,329,853 (2024 - $958,697) was included in cost of goods sold and inventory.

During the three months ended March 31, 2025, $2,057,410 was transferred from Construction in Progress to the other fixed accounts (2024 - $0).

During the three months ended March 31, 2025, no impairment charges were recognized. (2024 - $0).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

6. Intangible Assets

	Retail Dispensary Clark County	Cultivation and Production Clark County	Illinois License	Cultivation Coalinga CA Other Intangibles	Florida MMTC License-VidaCann	VidaCann Goodwill	Other	Total
Gross carrying amount

Balance, December 31, 2024	$690,000	$709,798	$1,812,656	$5,860,000	$9,000,000	$30,661,477	$30,000	$48,763,931
Additions	-	-	-	-	-	-	-	-
Balance at March 31, 2025	$690,000	$709,798	$1,812,656	$5,860,000	$9,000,000	$30,661,477	$30,000	$48,763,931

VidaCann Acquisition

On August 28, 2023, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with VidaCann, LLC (“VidaCann”), Loop’s Dispensaries, LLC (“Dispensaries”), Ray of Hope 4 Florida, LLC (“Ray of Hope”) and Loops Nursery & Greenhouses, Inc. (“Nursery” and together with Dispensaries and Ray of Hope, the (“Sellers”), David Loop (“Loop”) and Mark Ascik and Loop, solely in his capacity as Seller Representative, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company acquired from the Sellers all of the membership interests in VidaCann (the “Transaction”).

On   May 9, 2024, the Company acquired 100% ownership interest of VidaCann, and accounted for the Transaction as a business combination acquisition pursuant to ASC 805.

Pursuant to the Purchase Agreement, the Company acquired VidaCann from the Sellers for agreed consideration at closing of the Transaction (the “Closing”) equal to the sum of: (i) 80,564,554 shares of common stock of the Company (the “Base Share Consideration”), plus 1,307,698 shares with a fair value of $750,000 that were issued to VidaCann’s industry advisor as acquisition-related costs; (ii) a cash payment of $4,000,000 (the “Closing Cash Payment”); and (iii) promissory notes issued by the Company to the Sellers in the aggregate principal amount of $5,000,000, with each of the above components subject to adjustments as set out in the Purchase Agreement. Based on the closing price of the Company’s common stock of (CAD$0.9100) $0.6647 on May 9, 2024 on the Canadian Securities Exchange (the “CSE”) (based on the Bank of Canada CAD to USD exchange rate on May 9, 2024 of CAD$1.00=$0.7304), the total consideration was valued at $50,755,443. As contemplated by the Purchase Agreement, VidaCann continued to have $3 million of bank indebtedness and $1.5 million of related party notes to former VidaCann managers at the time of closing, which were assumed by the Company. The Seller of the majority interest in VidaCann also had the right to nominate a director to the Company’s board of directors effective the next business day following the Company’s 2024 annual meeting of stockholders and selected David Loop, the former Chief Executive Officer of VidaCann, as its board nominee.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The VidaCann acquisition was deemed to be a business combination under ASC 805. The following table summarizes the allocation of consideration exchanged to the estimated fair value of the tangible and intangible assets acquired:

Consideration paid:

Cash	$4,000,000
Issuance of 80,564,554 shares of common stock	42,123,314
Note Payable to Former VidaCann Shareholders	4,632,129
$50,755,443

Fair value of net assets acquired:

Cash	$911,715
Inventory	7,375,225
Prepaids and other assets	1,869,222
Property, plant and equipment	9,080,072
ROU Assets	21,371,614
Intangible assets	9,000,000
Goodwill	30,661,477
ROU Liabilities	(21,371,614)
Notes Payable	(4,010,582)
Accounts Payable and Accrued Liabilities	(4,131,686)
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

In connection with the VidaCann transaction, the Company expensed $0 of acquisition-related costs, which have been included in general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss for the period ended  March 31, 2025, and $41,832 for the period ended March 31, 2024.

VidaCann contributed $9,389,471 in Net Revenue, $4,377,513 in Gross Profit, and a net loss of $1,450,580 in Consolidated Comprehensive Net Loss in the three-month period ended March 31, 2025.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the revenue, gross profit and comprehensive loss that would have been reported if the acquisition had occurred at the beginning of the period indicated:

	Three Months Ended March 31, 2024
	As Reported	VidaCann	Pro Forma

Revenue, net of discounts	$22,877,471	$12,511,055	$35,388,526
Gross Profit	10,484,479	5,572,033	16,056,512
Comprehensive Income (loss) for the period	(5,873,769)	2,123,825	(3,749,944)

Florida License

On  January 22, 2024, the Company entered into a definitive agreement to sell its Planet 13 Florida, Inc. entity for $9,000,000 which, at the time of sale held no assets other than a Florida medical marijuana treatment center license (the “MMTC license”). The value of the MMTC license at December 31, 2023 was less than the carrying amount of the license. Consequently, the Company recorded an impairment charge of $46,846,866 against the carrying value of the MMTC license. The impairment loss is reflected in the statement of operations and comprehensive loss of the year ended December 31, 2023 under the caption “Impairment Loss”. During the fourth quarter of 2023, the Company committed to a plan to sell its Florida license. Accordingly, the license held by the Company's Florida subsidiary was presented as an asset held for sale on the consolidated balance sheet as of   December 31, 2023. The sale of Planet 13 Florida, Inc. was completed on May 6, 2024. Transaction costs incurred for the sale of the license equaled $762,091.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table provides the components of lease costs recognized in the unaudited interim condensed consolidated statement of operations and comprehensive loss for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,	March 31,
	2025	2024

Operating lease costs	$2,307,071	$1,264,185
Short term lease expense	111,293	12,550
Total lease costs	$2,418,364	$1,276,735

Other information related to operating and finance leases as of and for the three months ended March 31, 2025 and 2024 is as follows:

	March 31, 2025	March 31, 2024
	Operating	Operating
	Lease	Lease

Weighted average discount rate	15.00%	15.00%
Weighted average remaining lease term	7.66	11.26

The maturities of the contractual undiscounted lease liabilities as of March 31, 2025 and  December 31, 2024 are:

	2025	2024
	Operating	Operating
	Lease	Lease

2025	$6,521,143	$8,682,145
2026	8,750,185	8,750,185
2027	8,805,324	8,805,324
2028	8,934,274	8,934,274
2029	8,858,495	8,858,495
2030	8,109,104	8,109,104
2031	7,526,059	-
Thereafter	60,405,199	67,931,257

Total undiscounted lease liabilities	117,909,783	120,070,784
Interest on lease liabilities	(70,005,371)	(71,803,530)
Total present value of minimum lease payments	47,904,412	48,267,254
Lease liability - current portion	(1,897,526)	(1,818,588)
Lease liability	$46,006,886	$46,448,666

Principally all leases relate to real estate.

For the three months ended March 31, 2025, the Company incurred $2,307,071 of operating lease costs (2024 - $1,264,185), of which $1,016,521 (2024 - $489,239) was allocated to cost of goods sold and inventory.

See Note 14 for additional supplemental cash flow information related to leases.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

8. Notes Payable

	March 31,	December 31,	Stated Interest		Effective	Maturity
	2025	2024	Rate		Interest Rate	Date

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	884,000	884,000	5.0%		5.0%	12/1/2019
Promissory Note to Former VidaCann shareholders	4,963,542	4,869,695	5.0%	(1)	15.0%	4/1/2025
Promissory Note to La Fayette State Bank	-	2,927,989	10.0%	(2)	15.0%	2/20/2025
Promissory Note to VidaCann former managers	1,190,957	1,177,722	7.5%	(3)	15.0%	5/6/2029
Revolving Line of Credit, cash secured with monthly interest paid at an annual rate of 5.84%	3,000,000	-	5.84%	(4)	5.84%	7/1/2025

	$10,038,499	$9,859,406
Less current portion	(8,847,542)	(8,681,684)
	$1,190,957	$1,177,722

Stated maturities of debt obligations are as follows:

2025	$-	$8,681,684
2026	8,847,542	-
2027	-	-
2028	-	-
2029	-	1,177,722
2030	1,190,957	-
Total	$10,038,499	$9,859,406

(1) The Promissory note to former VidaCann shareholders had a face value of $5,000,000. The Company determined a fair value of $4,632,129 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate. Total interest expense including accrued interest and amortization of the note discount for the three-month period ended March 31, 2025 equaled $155,490 (2024 - $0).

(2) The Promissory note to Lafayette State Bank had a face value of $2,947,632. The Company determined a fair value of $2,862,159 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate. Total interest expense including paid interest and amortization of the note discount for the three-month period ended March 31, 2025 equaled $49,119 (2024 - $0).  This note was paid in full on February 11, 2025.

(3) The Promissory note to VidaCann former managers had a face value of $1,500,000. The Company determined a fair value of $1,148,423 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate. Total interest expense including paid interest and amortization of the note discount for the three-month period ended March 31, 2025 equaled $68,715.

(4) The revolving line of credit balance at March 31, 2025 equaled $3,000,000. The Company entered into the revolving promissory note agreement effective June 13, 2024 for a cash secured credit line of up to $9,750,000.  There are no covenants or other collateral secured by the credit line.  Total interest expense for the three-month period ended March 31, 2025 equaled $0.

9. Share Capital

The Company is authorized to issue 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

		Number of Shares of Common Stock

		March 31,	December 31,
		2025	2024
Common Stock
Balance at January 1		325,163,800	223,317,270
Shares issued on settlement of RSUs	i.	100,000	1,224,278
Shares issued on public offering	ii.	-	18,750,000
Shares issued in VidaCann Acquisition	iii.	-	80,564,554
Finders shares issued on VidaCann acquisition	iv.	-	1,307,698

Total shares of common stock outstanding		325,263,800	325,163,800

i. Shares issued for Restricted Share Units

During the three months ended March 31, 2025, 100,000 RSUs were awarded and vested under the Planet 13 Holdings Inc 2023 Equity incentive plan (the "2023 Equity Plan").  The Company did not receive any cash proceeds on the settlement of the RSUs.

During the year ended December 31, 2024, 485,185 RSUs were awarded under the 2023 Equity Plan. 185,185 of these RSUs vested (of which 83,333 RSUs were surrendered in exchange for tax withholding payments), 1,224,278 of vested RSUs were settled and no RSUs were cancelled. The Company did not receive any cash proceeds on the settlement of the RSUs.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

ii. Shares issued on public offering

On  March 7, 2024, the Company issued and sold 18,750,000 units of the Company (the “Units”) at a public offering price of $0.60 per unit (the "Offering").  Each Unit consisted of one share (each, a “Share”) of common stock, no par value, of the Company (“Common Stock”) and one warrant. Each warrant (a “Warrant”) entitles the holder to purchase one share of Common Stock for a period of 5 years following the closing date of the Offering at an exercise price of US$0.77, subject to adjustments in certain events.  Total gross proceeds to the Company were approximately $11.3 million.

iii. Shares issued on VidaCann acquisition

On  May 9, 2024, the Company issued 80,564,554 shares of common stock of Planet 13 (the “Share Consideration”).

iv. Finders shares issued on VidaCann acquisition

On   May 9, 2024, the Company issued 1,307,698 shares of common stock of Planet 13 in finders shares related to the VidaCann acquisition.

10. Warrants

The following table summarizes the number of warrants outstanding at March 31, 2025 and  December 31, 2024.

	March 31, 2025	Weighted Average Exercise Price - USD	December 31, 2024	Weighted Average Exercise Price - USD

Balance - beginning of period	18,750,000	$0.77	-	$-
Exercised	-	$-	-	$-
Issued	-	$-	18,750,000	$0.77
Expired	-	$-	-	$-
Balance - end of period	18,750,000	$0.77	18,750,000	$0.77

On   March 7, 2024, the Company issued and sold 18,750,000 Units at a public offering price of $0.60 per unit. Each Unit consisted of one share of Common Stock and one Warrant. Each Warrant entitles the holder to purchase one share of Common Stock for a period of 5 years following the closing date of the Offering at an exercise price of $0.77, subject to adjustments in certain events. The warrants expire on March 7, 2029.

11. Share Based Compensation

At the 2023 Annual General and Special Meeting, the shareholders of Planet 13 voted to approve and adopt the 2023 Equity Plan, which was contingent upon the completion of the Company's domestication, and became effective on September 15, 2023. As of September 15, 2023, the Company may not grant any new awards under the Planet 13 Holdings Inc. 2018 Stock Option Plan and Planet 13 Holdings Inc. 2018 Share Unit Plan (collectively, the “Prior Plans”), and the Prior Plans will continue to govern awards previously granted under them.

A total of 22,000,000 shares of Common Stock are available for grants under the 2023 Equity Plan and all other security based compensation arrangements of the Company, including the Prior Plans (the “Total Share Reserve”). Any outstanding awards under the Prior Plans on September 15, 2023 count towards the Total Share Reserve. As of September 15, 2023, 1,926,861 awards issued under the Prior Plans remained outstanding and, as of  March 31, 2025, after taking into account the 13,776,345 RSUs granted on April 1, 2025 (see Note 20), a maximum number of 5,404,609 shares of Common Stock are available for issuance under the 2023 Equity Plan, subject to adjustment pursuant to the terms of the 2023 Equity Plan.

(a) Stock Options

During the three months ended March 31, 2025 and the year ended December 31, 2024

No incentive stock options were granted during the three months ended March 31, 2025 or the year ended December 31, 2024.

The following table summarizes information about stock options outstanding at March 31, 2025:

	Exercise price	March 31, 2025	March 31, 2025	December 31, 2024	December 31, 2024
Expiry Date	CAD$	Outstanding	Exercisable	Outstanding	Exercisable

February 27, 2025	$1.31	-	-	51,525	51,525
December 15, 2025	$3.06	269,075	269,075	269,075	269,075
September 30, 2026	$4.37	97,322	97,322	97,322	97,322
		366,397	366,397	417,922	417,922

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the continuity of stock options for the period presented:

	March 31, 2025	Weighted Average Exercise Price - CAD	December 31, 2024	Weighted Average Exercise Price - CAD

Balance - beginning of period	417,922	$3.15	603,125	$2.58
Expired	(51,525)	1.31	(185,203)	1.31
Balance - end of period	366,397	$3.41	417,922	$3.15

Share based compensation expense attributable to employee options was $0 and $0 for the three months ended March 31, 2025 and 2024, respectively.

The total intrinsic value of stock options exercised, outstanding and exercisable as of March 31, 2025 and December 31, 2024 was $0, $0 and $0, respectively.

(a) Restricted Share Units

The following table summarizes the RSUs that are outstanding as at March 31, 2025 and  December 31, 2024:

	March 31,	December 31,
	2025	2024

Balance - beginning of period	300,000	1,122,429
Issued	100,000	485,185
Exercised	(100,000)	(1,224,278)
Surrendered for taxes	-	(83,333)
Forfeited	-	-
Rounding adjustment	-	(3)
Balance - end of period	300,000	300,000

The Company recognized $60,331 in share-based compensation expense attributable to the RSU vesting schedule for the three months ended March 31, 2025 ($104,338 for the three months ended March 31, 2024).

During the three months ended March 31, 2025

100,000 RSU's were granted, vested and were exercised.  The Company did not receive any cash proceeds from the settlement of the RSUs.

During the three months ended  March 31, 2024

485,185 RSU's were granted, and 185,185 RSUs vested and were exercised, of which 83,333 were surrendered in exchange for payment of tax withholdings.  The Company did not receive any cash proceeds from the settlement of the RSUs.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

12. Loss Per Share

	Three Months Ended
	March 31,	March 31,
	2025	2024

Loss available to common stockholders	$(2,047,167)	$(5,873,769)

Weighted average number of shares outstanding, basic and diluted	325,261,578	228,437,545

Basic and diluted loss per share	$(0.01)	$(0.03)

19,416,397 and 19,653,125 potentially dilutive securities for the three months ended March 31, 2025 and 2024, respectively, were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to the net losses for such periods.

13. General and Administrative

	Three Months Ended
	March 31,	March 31,
	2025	2024

Salaries and wages	$5,878,604	$3,665,242
Share based compensation	$60,331	104,338
Executive compensation	$1,099,940	632,362
Licenses and permits	$702,036	561,616
Payroll taxes and benefits	$1,387,489	973,275
Supplies and office expenses	$329,597	240,820
Subcontractors	$635,060	117,219
Professional fees (legal, audit and other)	$1,263,506	2,171,039
Miscellaneous general and administrative expenses	$2,660,125	1,558,876
	$14,016,688	$10,024,787

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

14. Supplemental Cash Flow Information

	Three Months Ended
	March 31,	March 31,
Change in Working Capital	2025	2024

Accounts Receivable	$(160,964)	$160,462
Inventory	(1,377,625)	(1,238,177)
Prepaid Expenses and Other Assets	854,068	1,179,543
Long-term Deposits and Other Current Assets	(34,719)	69,096
Deferred Tax Assets	(387,381)	(19,158)
Deferred Tax Liabilities	(450,355)	(733)
Accounts Payable	(1,583,433)	(829,695)
Accrued Expenses	86,673	(956,061)
Other Liabilities (LT)	(3,920)	-
Income Taxes Payable	1,071,602	2,716,874
	$(1,986,054)	$1,082,151

Cash Paid

Interest Paid on Leases	$1,798,160	$989,887
Income Taxes	$-	$7,540,000

Non-cash Financing and Investing Activities

Shares Issued on Exercise of Purchase Option	$-	$-
Lease additions	$-	$725,406
Fixed Asset Amounts in Accounts Payable	$420,470	$16,089
Reclassification of long term lease liabilities to current	$78,938	$104,795

15. Related Party Transactions and Balances

Related party transactions are summarized as follows:

(a) Building Lease

As part of the VidaCann acquisition on May 9, 2024, the Company entered into a long-term lease agreement with Loop's Nursery for a property in St John's Florida that is used as the Company's primary cultivation facility in Florida. Loop's Nursery is primarily owned by David Loop, one of the Company's board members. Payments for rent and associated costs related to the use of this property for the three months ended March 31, 2025 equaled $922,111 (three months ended March 31, 2024 - $nil).

(b) Other

As part of the VidaCann acquisition on May 9, 2024, the Company acquired related party notes payable to David Loop, one of the Company's board members and Mark Ascik, in the amounts of $750,000 each (see Note 8). Payments for interest on the related party notes for the three months ended March 31, 2025 totaled $27,740 combined (three months ended March 31, 2024 - $nil).

Effective March 1, 2025, the Company entered into a 30 month lease agreement with PRMN Investments Ltd for a Florida apartment unit used primarily for executive travel in Florida for oversight of Florida operations. PRMN Investments Ltd is primarily owned by Robert Groesbeck, the Company's Co-CEO.  Payments for rent and associated costs related to the use of this property for the three months ended March 31, 2025 equaled $5,099 (three months ended March 31, 2024 - $nil).

For the three-month period ended  March 31, 2025, no amounts were due to related parties ( December 31, 2024 - $nil).

16. Commitments and Contingencies

(a) Construction Commitments

The Company had $312,770 of outstanding construction commitments as of March 31, 2025 ( December 31, 2024 - $786,490).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

(b) Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at March 31, 2025, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, we may become involved in legal or regulatory proceedings, lawsuits and other claims arising in the ordinary course of our business. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of such matters will be. However, based on our knowledge, as of March 31, 2025, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

(d) Operating Licenses

Although the possession, cultivation, and distribution of marijuana for medical and adult use is permitted in Nevada and California, and for medical use these activities are permitted in Florida, marijuana is a Schedule I controlled substance, and its use remains a violation of federal law. Since federal law criminalizing the use of marijuana pre-empts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in the Company’s inability to proceed with our business plans. In addition, the Company’s assets, including real property, cash, equipment, and other goods, could be subject to asset forfeiture because marijuana is still federally illegal.

17. Risks

Credit risk

Credit risk is the risk that a third party might fail to discharge its obligations under the terms of a financial instrument. Credit risk arises from cash with banks and financial institutions. It is management's opinion that the Company is not exposed to significant credit risk arising from these financial instruments. The Company limits credit risk by entering into business arrangements with high credit-quality counterparties. The Company further limits credit risk to a maximum of $500,000 to any individual counterparty at a given time. Total maximum credit risk for all counterparties combined is estimated at $1,500,000.

The Company evaluates the collectability of its accounts receivable and maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in the existing accounts receivable portfolio as of the reporting dates based on the estimate of expected net credit losses.

Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company currently has some notes payable that are interest bearing, as well as funds held in an interest-bearing money market account.  Based on the balances involved, it is management’s opinion that the Company is not exposed to significant interest rate risk.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Liquidity risk

The Company’s approach to managing risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of March 31, 2025, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases, notes payable and taxes. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been the public issuance of common equity. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

Concentration risk

The Company operates exclusively in Southern Nevada, Florida, and California and has a small presence in Illinois. Should economic conditions deteriorate within any of these regions, its results of operations and financial position would be negatively impacted.

Banking risk

Notwithstanding that a majority of states have legalized medical marijuana, there has been no change in US federal banking laws related to the deposit and holding of funds derived from activities related to the cannabis industry. Given that US federal law provides that the production and possession of cannabis is illegal, there is a strong argument that banks cannot accept or deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the cannabis industry often have difficulty accessing the US banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate the business of the Company and leave the Company’s cash holdings vulnerable.

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

Currency rate risk

As at March 31, 2025, none of the Company’s financial assets and liabilities were held in Canadian dollars (2024 - $0). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time. The Company’s exposure to a 10% change in the foreign exchange conversion rate at March 31, 2025 equals $nil.

18. Disaggregated Revenue

The following table presents the Company’s disaggregated revenue by sales channel:

	Three Months Ended
	March 31,	March 31,
	2025	2024

Retail	$24,629,801	$19,037,664
Wholesale	3,402,006	3,839,807

Net revenues	$28,031,807	$22,877,471

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

19. Potential Acquisition

On July 31, 2024, the Company announced that its wholly-owned subsidiary, MM Development Company Inc., entered into an asset purchase agreement to acquire all assets required to operate a 3,158 square foot dispensary located in Las Vegas, Nevada, including fixtures, cannabis and non-cannabis inventory and other items contained within the proposed building and a medical and recreational license from Exhale Brands Nevada LLC (“Exhale”). Planet 13 agreed to pay $6.9 million plus the value of the cannabis inventory on closing.  The payment was to be comprised of $4.0 million in cash payable at time of closing and $2.9 million (plus the value of the cannabis inventory at closing) payable in the form of a secured promissory note due a year from closing and secured by the assets being acquired.  The Company notified Exhale of the termination of the agreement in January 2025 and does not expect the acquisition to move forward.

20. Property Recovered in Settlement

On March 3, 2025 the Company announced significant recovery of funds related to El Capitan, including a settlement and recovery of $2.1 million of funds which were held at Bridge Bank, a division of Western Alliance Bank (collectively "WAB"), bringing the total recovery of funds held at WAB to $5.5 million. Additionally, the Company, through a wholly-owned subsidiary, will also obtain real estate (the "Real Property") valued at approximately $5.0 million based on recent comparable sales, which it intends to sell.  The property is included in Assets Held For Sale on the Interim Condensed Consolidated Balance Sheet at March 31, 2025 at a net value (after estimated costs to sell) of $4.6 million.  The recovery amount is also included in the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 in Other income, net and also in the Interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 in Adjustments for items not involving cash, Recovery of property in legal settlement.

21. Subsequent Events

On April 1, 2025 the Company paid off the full balance owed on the former VidaCann shareholder note issued in conjunction with the acquisition of VidaCann, LLC on May 9, 2024.  The total amount paid included $5,000,000 in principal and $223,288 of accrued interest.

On April 1, 2025 the Company announced that it granted RSUs to certain of its officers, directors and employees after market close on March 31, 2025.  Pursuant to the terms of the Company’s 2023 Equity Plan, a total of 13,776,345 RSUs were awarded to officers, directors, and employees. 9,255,085 of the RSUs were awarded to directors and officers and 4,521,260 were awarded to employees. All RSUs will vest in three equal tranches, on May 16, 2026, May 16, 2027, and May 16, 2028, unless otherwise varied pursuant to the terms of the 2023 Equity Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three months ended March 31, 2025. It is supplemental to, and should be read in conjunction with, our unaudited condensed interim consolidated financial statements for the three months ended March 31, 2025 and 2024, and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

In this MD&A, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” or “Planet 13” refer to Planet 13 Holdings Inc. together with its wholly owned subsidiaries.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States and Canadian securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Cautionary Note Regarding Forward-Looking Statements,” identified in this Quarterly Report on Form 10-Q. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements and information.

Overview

We are a multi-state cannabis operator with licenses to operate in Nevada, California, Florida, and Illinois.

As of March 31, 2025, we employed approximately 900 full-time and 100 part-time employees and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensaries, while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California licensed cannabis cultivation, production and distribution activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing activities, (d) VidaCann, LLC (“VidaCann”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) Planet 13 Illinois, LLC (“Planet 13 Illinois”) which holds our Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

Nevada

As of March 31, 2025, we held the following licensed cannabis operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the Planet 13 Las Vegas SuperStore with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and a small-indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, (e) one cannabis distribution license and (f) one cannabis consumption license operating as Dazed! Consumption Lounge, a 3,000 square foot location inside the Planet 13 Las Vegas Superstore. At the Planet 13 Las Vegas Superstore, we also offer ancillary services to our customers, including a restaurant (currently closed and awaiting a new tenant operator) with a liquor license, a retail store, and our online cannabidiol (“CBD”) store which also sells products in our facility.

California

As of March 31, 2025, we held the following licensed operations in California: (a) an adult-use dispensary superstore co-located with a distribution license at our 33,000 square foot facility in Santa Ana (the “Planet 13 OC Superstore”), and (b) one dual-use and two adult-use cultivation licenses along with a nursery license and distribution license at our 35,000 square foot cultivation facility, and one Type P production license at a 4,000 square foot facility.

Florida

As of March 31, 2025, we are continuing capital outlays to utilize our Florida MMTC license issued by the Florida Department of Health that was acquired through our acquisition of VidaCann. The VidaCann acquisition added a cultivation and processing facility, a production facility and a 26 retail store network, to which we have added six additional locations, bringing the total number of medical dispensaries we operate in Florida to 32. We also hold a 23-acre parcel of real property, inclusive of a 10,500 square foot building, near Ocala, Florida that is currently listed for sale. The property previously received Florida OMMU approvals for cultivation, processing, and dispensing activities. As of the date of this quarterly report on Form 10-Q, as part of our Florida expansion, we have entered into four leases for additional dispensing locations in Florida, which remain subject to completion of tenant improvements and regulatory inspection prior to sales to customers.

Illinois

As of March 31, 2025 we operate one dispensary in Waukegan, Illinois.  The Company has begun to introduce its exclusive brands of products in the Illinois market starting with the HaHa line of infused gummy products currently selling in the Planet 13 Waukegan dispensary.  The Company intends to expand the sale of these exclusive products to 3rd party dispensaries in the Illinois market through its wholesale distribution network in the second half of 2025.

Results of Operations

	Three Months Ended
	March 31,	March 31,	Percentage
Expressed in USD$	2025	2024	Change
Revenue
Net revenue	28,031,807	22,877,471	22.5%
Cost of Goods Sold	(16,024,302)	(12,392,992)	29.3%
Gross Profit	12,007,505	10,484,479	14.5%
Gross Profit Margin %	42.8%	45.8%

Expenses
General and Administrative	14,016,688	10,024,787	39.8%
Sales and Marketing	1,547,018	1,290,737	19.9%
Lease expense	1,304,893	774,946	68.4%
Depreciation and Amortization	1,751,430	2,059,023	(14.9)%
Total Expenses	18,620,029	14,149,493	31.6%

Income (Loss) From Operations	(6,612,524)	(3,665,014)	80.4%

Other Income (Expense):
Interest expense, net	(176,411)	24,562	(818.2)%
Foreign exchange gain (loss)	(2,889)	(3,097)	(6.7)%
Other income, net	4,978,523	113,749	4276.8%
Total Other Income	4,799,223	135,214	3449.4%

Loss for the period before tax	(1,813,301)	(3,529,800)	(48.6)%
Provision for income tax (current and deferred)	(233,866)	(2,343,969)	(90.0)%
Loss for the period	(2,047,167)	(5,873,769)	(65.1)%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding
Basic and diluted	325,261,578	228,437,545

We experienced a $5,154,336 increase in net revenue during the three months ended March 31, 2025 , when compared to the three months ended March 31, 2024. The increase is attributable to the inclusion of the VidaCann operations for a full quarter as a result of the acquisition that closed on May 9, 2024. Results from the VidaCann operations are not included in the results for the three months ended March 31, 2024.  We experienced a reduction in the number of customers at our Planet 13 Las Vegas Superstore compared to the prior year, a decrease in revenue from the Planet 13 OC store, relatively flat wholesale revenue from the NGW cultivation operations in California and a decrease in net wholesale revenue in Nevada. Overall, net revenue increased by 22.5% during the three months ended March 31, 2025, when compared to the three months ended March 31, 2024  as a result of the inclusion of the VidaCann operations during the three months ended March 31, 2025. We believe that the potential economic downturn and increase in inflation combined to reduce the disposable income of our customers during the three months ended March 31, 2025, and also had an impact on the number of customers and tourists visiting the Planet 13 Las Vegas Superstore and our other retail locations.

Details of net revenue by product category are as follows:

	Three Months Ended
	March 31,	March 31,	Percentage
	2025	2024	Change
Flower	$10,241,007	$7,230,167	41.6%
Concentrates	8,712,701	7,021,713	24.1%
Edibles	4,187,874	3,799,037	10.2%
Topicals and Other Revenue	1,488,219	986,747	50.8%
Wholesale	3,402,006	3,839,807	(11.4)%
Net revenue	$28,031,807	$22,877,471	22.5%

Gross profit margin for the three months ended March 31, 2025, was 42.8% compared to 45.8% for the three months ended March 31, 2024. The decrease in gross profit margin was a result of lower wholesale margins when compared to the three months ended March 31, 2024. Retail operations have an inherently higher gross margin than wholesale operations.

The costs of internal cultivation have continued to trend down as we continue to improve our yields and cultivation efficiency across all of our cultivation facilities. In addition, margin enhancement through the creation of internally generated brands, such as TRENDI, Leaf & Vine, HaHa Gummies, Dreamland Chocolate, HaHa Beverages and Medizin, continued to have a positive impact on gross margins during the three months ended March 31, 2025, helping offset the lower margins received on the sale of wholesale product and sales to local customers in the State of Nevada. The cost of internal cultivation at our VidaCann operations also improved during the three months ended March 31, 2025 as upgrades and efficiency measures implemented have had a positive impact on yields and lower operational costs. We anticipate that margins will trend upward as tourist customers return to Las Vegas and the Planet 13 Las Vegas Superstore in greater numbers and through our ability to grow our Florida retail operations.

Our premium cultivation facilities were operating near capacity during the three months ended March 31, 2025. The amount of cannabis grown during the three months ended March 31, 2025, was in line with the prior year first quarter. Wholesale flower prices continued to be soft in both California and Nevada in the three months ended March 31, 2025. The ongoing price declines that were experienced during 2024 and in the three months ended March 31, 2025 led to an overall decline in wholesale flower revenue during the quarter when compared to the three months ended March 31, 2024.

Overall gross profit was $12,007,505 and $10,484,479 for the three months ended March 31, 2025 and 2024 respectively, an increase of 14.5%. The increase can be directly attributed. to the inclusion of the VidaCann operations during the three months ended March 31, 2025.

General and Administrative (“G&A”) expenses (which includes non-cash share-based compensation expenses), increased by 39.8% during the three months ended March 31, 2025, when compared to the three months ended March 31, 2024. The increase in G&A expenses incurred was a result of the addition of the VidaCann operations. These increases were partially mitigated by focused cost cutting initiatives undertaken by the Company, coupled with a reduction in share-based compensation expense recorded during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 49.8% for the three months ended March 31, 2025, compared to 43.4% for the three months ended March 31, 2024.

A detailed breakdown of G&A expenses is as follows:

	Three Months Ended
	March 31,	March 31,	Percentage
	2025	2024	Change
Salaries and wages	$5,878,604	$3,665,242	60.4%
Share-based compensation expense	60,331	104,338	(42.2)%
Executive compensation	1,099,940	632,362	73.9%
Licenses and permits	702,036	561,616	25.0%
Payroll taxes and benefits	1,387,489	973,275	42.6%
Supplies and office expenses	329,597	240,820	36.9%
Subcontractors	635,060	117,219	441.8%
Professional fees (legal, audit and other)	1,263,506	2,171,039	(41.8)%
Miscellaneous general and administrative expenses	2,660,125	1,558,876	70.6%
	$14,016,688	$10,024,787	39.8%

Non-cash, share-based compensation of $60,331 was recognized during the three months ended March 31, 2025, decreasing from $104,338 that was recognized during the three months ended March 31, 2024. The decrease is attributable to the 485,185 Restricted Share Units (“RSUs”) that were granted in the prior year, of which 185,185 vested immediately when compared to 100,000 RSUs that were granted and vested in the three months ended March 31, 2025.  These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying stock options and RSUs. See Note 12 to our audited consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2024, for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses increased by 19.9% or $256,281 during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was a result of us continuing to refine our marketing efforts to optimize marketing spend on initiatives that drive increased customer traffic to the Planet 13 Las Vegas Superstore and the Planet 13 OC store and our Medizin dispensary in Nevada as well as to support the launch of our Planet 13 Illinois retail dispensary in Waukegan and marketing expenses incurred in Florida promoting our expanded store network.

Lease expense increased by 68.4% during the three months ended March 31, 2025, when compared to the three months ended March 31, 2024 due to increases in contracted lease rates on the Company’s leased properties during the year as well as the addition of 32 dispensaries, a cultivation and processing facility and a production facility in Florida.

Depreciation and amortization decreased by 14.9% during the three months ended March 31, 2025, when compared to the three months ended March 31, 2024 due to a reduction in the asset base in California after impairment charges in 2024, which included depreciation expense in the prior year.

No impairment charge was incurred during the three months ended March 31, 2025. During the quarter ended March 31, 2024, we recorded an impairment loss of $2,393,087 related to the write-down to net realizable value of construction in process assets for a steel building kit structure at our Florida operations that is no longer going to be used in the operations.

Interest expense of ($176,411) was incurred during the three months ended March 31, 2025, compared to net interest income of $24,562 earned during the three months ended March 31, 2024. Interest income relates to interest earned on cash deposits held by the Company. Interest expense is related to accrued interest on our long-term debt that is due and payable on demand. The balance of long-term debt as of March 31, 2025, was $1,190,957 compared to $1,177,722 as of December 31, 2024.

We conduct our operations in both United States dollars and Canadian dollars, holding financial assets and incurring expenses in both currencies, and holding all of our currency in US dollars. The foreign currency gains/losses reflect fluctuations in the underlying exchange rates on the dates expenses are incurred compared to when they are paid. It is our policy not to hedge our CAD exposure.

Other income (expense), consisting of Automated Teller Machine (“ATM”) fees, and other miscellaneous income/expense, including the recovery of a property in a legal settlement related to the El Capitan matter valued at $4,570,227, was income of $4,978,523 for the three months ended March 31, 2025, compared to other income consisting of ATM fees, and other miscellaneous income/expense of $113,749 for the three months ended March 31, 2024.

Income tax expense for the three months ended March 31, 2025, was $233,866 compared to $2,343,969 for the prior year period. The tax expense increased due to a decrease in the Company's deferred tax valuation allowance during the three months ended March 31, 2025, when compared to the three months ended March 31, 2024. We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the three months ended March 31, 2025, was $2,047,167 (($0.01) per share) compared to an overall net loss of $5,873,769 (($0.03) per share) for the three months ended March 31, 2024.

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

Liquidity and Capital Resources

As of March 31, 2025, our financial instruments consist of cash, restricted cash, deposits, accounts receivable, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of March 31, 2025, we have working capital of $26,457,372 compared to working capital of $36,446,097 as of March 31, 2024. The Company believes that it has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months and the planned build-out of its operations in Florida.  The Company currently has two properties for sale; a home in Santa Barbara California and a commercial property in Summerfield, Florida that it expects to have sold in the second half of 2025 with net proceeds in the range of $7M to $8M combined. The Company will use the proceeds to fund operations and expansion in Florida.

The Company entered into a $9,750,000 cash secured revolving line of credit agreement on June 13, 2024, which had no previous draws until the quarter ended March 31, 2025.  The existing $3M draw was used to pay off the approximately $3M note payable at Lafayette State Bank that matured on February 20, 2025.

The following table relates to the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,	March 31,
	2025	2024
Cash flows used in operating activities	$(5,189,040)	$(1,430,951)
Cash flows used in investing activities	(2,691,268)	(2,942,596)
Cash flows provided by financing activities	52,368	9,913,856

Cash Flows from Operating Activities

Net cash used in operating activities was $5,189,040 for the three months ended March 31, 2025, compared to cash used in operating activities of $1,430,951 for the three months ended March 31, 2024. A significant portion of the increase in cash used in operating activities is directly attributable to the net change in certain working capital items during the three months ended March 31, 2025, when compared to the three months ended March 31, 2024.

Cash Flows from Investing Activities

Net cash used in investing activities was $2,691,268 for the three months ended March 31, 2025, compared to net cash used in investing activities of $2,942,596 for the three months ended March 31, 2024. Capital expenditures were primarily related to new store buildouts and upgrades to the cultivation facilities in Florida.

Cash Flows from Financing Activities

Net cash provided by financing activities was $52,368 during the three months ended March 31, 2025, compared to net cash provided by financing activities of $9,913,856 for the three months ended March 31, 2024. The increase was a result of the net cash proceeds received on the closing of an equity financing in March 2024.

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

Should financing not be available, the Company has adequate liquidity in the form of cash on hand to fund all of its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, including the planned build-out of its operations in Florida.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2025, or as of the date hereof.

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

There have been no material changes to our critical accounting estimates as set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of March 31, 2025, our Co-Chief Executive Officers and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal or regulatory proceedings, lawsuits and other claims arising in the ordinary course of our business. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of such matters will be. However, based on our knowledge, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, financial results, or future performance. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made no unregistered sales of securities during the quarter covered by this report that have not previously been disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

The Company’s executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of its common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended March 31, 2025,  no officers or directors of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

✓
31.3	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				✓
32.1*	Certification of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				✓
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				✓

*The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Planet 13 Holdings Inc. under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2025	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dennis Logan
Dennis Logan
Chief Financial Officer
(Principal Financial and Accounting Officer)