Form 10-Q
period 2025-06-30
Planet 13 Holdings Inc.
filed 2025-08-13
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, there were 325,363,800 shares of common stock outstanding.

Planet 13 Holdings Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2025

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

Readers are cautioned that forward-looking information and statements are not based on historical facts but instead are based on reasonable assumptions and estimates of our management at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements. Such factors include, among others, our actual financial position and results of operations differing from management’s expectations; our business model; a lack of business diversification; increasing competition in the industry; public opinion and perception of the cannabis industry; expected significant costs and obligations; current reliance on limited jurisdictions; development of our business; access to capital; risks relating to the management of growth; risks inherent in an agricultural business; risks relating to energy costs; risks related to research and market development; risks related to breaches of security at our facilities; reliance on suppliers; risks relating to the concentrated voting control of the Company; risks related to our being a holding company; risks related to service providers withdrawing or suspending services under threat of prosecution; risks related to proprietary intellectual property and potential infringement by third parties; risks of litigation relating to intellectual property; negative clinical trial results; insurance related risks; risk of litigation generally; risks associated with cannabis products manufactured for human consumption, including potential product recalls; risks relating to being unable to attract and retain key personnel; risks relating to obtaining and retaining relevant licenses; risks relating to integration of acquired businesses; risks related to quantifying our target market; risks related to industry growth and consolidation; fraudulent activity by employees, contractors and consultants; cyber-security risks; conflicts of interest; risks related to reputational damage in certain circumstances; leased premises risks; risks related to epidemics and pandemics; U.S. regulatory landscape and enforcement related to cannabis, including political risks; heightened scrutiny by Canadian regulatory authorities; risks related to capital raising due to heightened regulatory scrutiny; risks related to tax liabilities; risks related to U.S. state and local law and regulations; risks related to access to banks and credit card payment processors; risks related to potential violation of laws by banks and other financial institutions; ability and constraints on marketing products; risks related to lack of U.S. federal trademark and patent protection; risks related to the enforceability of contracts; the limited market for our securities; difficulty for U.S. holders of our common stock to resell over the Canadian Securities Exchange; price volatility of our common stock; future sales by shareholders; no guarantee regarding use of available funds; currency fluctuations; risks related to entry into the U.S; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent reports.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$15,853,538	$23,384,493
Restricted Cash	-	2,050,584
Accounts Receivable	1,595,501	1,473,156
Inventory	24,525,493	22,821,994
Assets held for sale	4,588,153	-
Prepaid Expenses and Other Current Assets	3,204,810	4,568,816
Total Current Assets	49,767,495	54,299,043

Property, Plant and Equipment	62,103,281	63,511,423
Intangible Assets and Goodwill	48,763,931	48,763,931
Right of Use Assets - Operating	37,734,775	38,229,399
Long-term Deposits and Other Assets	1,081,089	1,033,758
Deferred Tax Asset	1,527,368	896,525

TOTAL ASSETS	$200,977,939	$206,734,079

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current:
Accounts Payable	$6,963,296	$7,421,921
Accrued Expenses	7,690,843	7,285,415
Income Taxes Payable	159,080	139,480
Notes Payable - Current Portion	10,634,000	8,681,684
Operating Lease Liabilities	2,085,595	1,818,588
Total Current Liabilities	27,532,814	25,347,088

Long-Term Liabilities:
Operating Lease Liabilities	45,982,271	46,448,666
Other Long-term Liabilities	1,249,045	1,220,722
Uncertain Tax Positions	26,902,238	19,321,475
Deferred Tax Liability	1,388,432	1,682,207
Total Liabilities	103,054,800	94,020,158

SHAREHOLDERS' EQUITY
Common Stock, no par value, 1,500,000,000 shares authorized, 325,363,800 issued and outstanding at June 30, 2025 and 325,163,800 issued and outstanding at December 31, 2024	-	-
Preferred Stock, no par value, 50,000,000 shares authorized, 0 issued and outstanding at June 30, 2025 and 0 at December 31, 2024	-	-
Additional Paid-In Capital	369,378,966	368,821,339
Deficit	(271,455,827)	(256,107,418)
Total Shareholders' Equity	97,923,139	112,713,921

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$200,977,939	$206,734,079

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars, except Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Revenues, net of discounts	$26,854,361	$31,088,254	$54,886,168	$53,965,725
Cost of Goods Sold	(15,195,868)	(15,251,527)	(31,220,170)	(27,644,519)
Gross Profit	11,658,493	15,836,727	23,665,998	26,321,206

Expenses:
General and Administrative	13,641,035	12,277,708	27,657,723	22,302,495
Sales and Marketing	1,625,971	1,517,640	3,172,989	2,808,377
Lease Expense	1,382,068	1,045,611	2,686,961	1,820,557
Impairment Loss	-	2,393,087	-	2,393,087
Depreciation	1,835,289	2,145,048	3,586,719	4,204,071
Total Expenses	18,484,363	19,379,094	37,104,392	33,528,587

Loss From Operations	(6,825,870)	(3,542,367)	(13,438,394)	(7,207,381)

Other Income (Expense):
Interest income (expense), net	(377,290)	84,580	(553,701)	109,142
Foreign exchange (loss)	(224)	(6,945)	(3,113)	(10,042)
Other income, net	325,704	(557,479)	5,304,227	(443,730)
Total Other Income (Expense)	(51,810)	(479,844)	4,747,413	(344,630)

Loss Before Provision for Income Taxes	(6,877,680)	(4,022,211)	(8,690,981)	(7,552,011)

Provision For Income Taxes
Current Tax Expense	(6,510,445)	(3,898,486)	(7,582,047)	(6,262,346)
Deferred Tax Recovery	86,883	(152,449)	924,619	(132,558)
	(6,423,562)	(4,050,935)	(6,657,428)	(6,394,904)

Net Loss and Comprehensive Loss	$(13,301,242)	$(8,073,146)	$(15,348,409)	$(13,946,915)

Loss per Share
Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.05)	$(0.05)

Weighted Average Number of Shares of Common Stock
Basic and diluted	325,362,689	289,175,997	325,311,866	258,806,771

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Shares of Common Stock	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2023	223,317,270	-	$315,951,343	$(208,310,562)	$107,640,781

Share based Compensation - RSUs	-	-	129,477	-	129,477
Share based Compensation - RSUs - Taxes Paid in Lieu of Share Issuance	-	-	(45,833)	-	(45,833)
Shares Issued on Settlement of RSUs	1,224,278	-	-	-	-
Proceeds from public offering	18,750,000	18,750,000	11,250,000	-	11,250,000
Share issuance costs	-	-	(1,387,792)	-	(1,387,792)
Shares Issued on VidaCann Acquisition	81,872,252	-	54,420,485	-	54,420,485
Net Loss for the Period	-	-	-	(13,946,915)	(13,946,915)

Balance, June 30, 2024	325,163,800	18,750,000	$380,317,680	$(222,257,477)	$158,060,203

Balance, December 31, 2024	325,163,800	18,750,000	$368,821,339	$(256,107,418)	$112,713,921

Share based Compensation - RSUs	-	-	557,627	-	557,627
Shares Issued on Settlement of RSUs	200,000	-	-	-	-
Net Loss for the Period	-	-	-	(15,348,409)	(15,348,409)

Balance, June 30, 2025	325,363,800	18,750,000	$369,378,966	$(271,455,827)	$97,923,139

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In United States Dollars)

	Six Months Ended
	June 30,	June 30,
	2025	2024
CASH USED IN OPERATING ACTIVITIES
Net loss	$(15,348,409)	$(13,946,915)
Adjustments for items not involving cash:
Shared based compensation	557,627	129,477
Non-cash lease expense	1,061,762	747,863
Depreciation	6,283,526	6,249,458
Loss on impairment of fixed assets	-	2,393,489
Loss on impairment of intangible assets	-	762,091
Loss on disposal of fixed assets	-	86,140
Recovery of property in legal settlement	(4,588,153)	-
Amortization of note payable discount	177,191	-
Lease incentive amortization	3,804	54,554
	(11,852,652)	(3,523,843)

Net Changes in Non-cash Working Capital Items	6,206,445	7,731,109
Repayment of lease liabilities	(770,330)	(444,345)
Total Operating	(6,416,537)	3,762,921

FINANCING ACTIVITIES
Proceeds from public share issuance	-	9,862,208
Net Cash From VidaCann Acquisition	-	589,666
VidaCann Acquisition-Cash Component	-	(4,000,000)
Repayment of Lafayette State Bank Note	(2,947,632)	-
Revolving Line of Credit	9,750,000	-
Payment of Promissory Note to former VidaCann Shareholders	(5,000,000)	-
Total Financing	1,802,368	6,451,874

INVESTING ACTIVITIES
Purchase of property and equipment	(4,967,370)	(7,018,532)
Proceeds from sales of fixed assets	-	4,594
Proceeds from the sale of Florida license, net of transaction costs	-	8,237,909
Total Investing	(4,967,370)	1,223,971

NET CHANGE IN CASH DURING THE PERIOD	(9,581,539)	11,438,766

CASH
Beginning of Period	25,435,077	17,281,592

End of Period	$15,853,538	$28,720,358

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

These unaudited condensed consolidated interim financial statements were authorized for issuance by the Board of Directors of the Company on August 13, 2025.

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

These unaudited condensed consolidated interim financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at June 30, 2025	Jurisdiction of Incorporation	Ownership Interest 2025	Ownership Interest 2024	Nature of Business

MM Development Company, Inc.	Nevada, USA	100%	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Management/holding company
LBC CBD LLC	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	100%	Holding company for Next Green Wave, LLC
Next Green Wave, LLC	California, USA	100%	100%	California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	100%	49%	Illinois license holding company; cannabis retail sales
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company for By The Slice LLC
By The Slice, LLC	Nevada, USA	100%	100%	Restaurant and retail operations
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Florida, Inc.	Florida, USA	0%	100%	Florida license holding company
Planet 13 Real Prop LLC	Florida, USA	100%	N/A	Holding company
Planet 13 Lifestyles LLC	Nevada, USA	100%	0%	Retail sales of apparel and accessories
VidaCann, LLC	Florida, USA	100%	0%	Florida license holding company
Planet 13 Innovations LLC	Nevada, USA	100%	0%	Intellectual property holding company
Estate of Las Palmas LLC	California, USA	100%	N/A	Real estate holdings company
Club One Three, LLC	Nevada, USA	100%	N/A	Inactive

ii)	Functional currency

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

	June 30,	December 31,
	2025	2024

Raw materials	$9,927,426	$9,768,295
Packaging and miscellaneous	1,830,136	1,949,621
Work in progress	7,149,420	6,406,679
Finished goods	5,618,511	4,697,399
	$24,525,493	$22,821,994

Cost of Inventory is recognized as an expense when sold and included in the cost of goods sold. During the three and six months ended June 30, 2025, the Company recognized $15,195,868 and $31,220,170 (2024 - $15,251,527 and $27,644,519) of inventory expensed to cost of goods sold.

4. Prepaid Expenses and Other Current Assets

	June 30,	December 31,
	2025	2024

Security deposits	$266,652	$122,839
Advertising and Marketing	57,541	259,113
Prepaid rent	952,205	965,043
Insurance	482,574	414,570
License fees	804,132	1,211,694
Miscellaneous	641,706	1,595,557
	$3,204,810	$4,568,816

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

5. Property, Plant and Equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2024	$6,065,961	$17,088,552	$17,041,131	$65,353,357	$2,958,787	$108,507,788
Additions	-	11,470	645,499	1,774,838	2,443,577	4,875,384
Transfers	-	-	369,271	2,340,665	(2,709,936)	-
At June 30, 2025	$6,065,961	$17,100,022	$18,055,901	$69,468,860	$2,692,428	$113,383,172

Depreciation

At December 31, 2024	$28,472	$1,321,972	$10,211,536	$33,434,385	$-	$44,996,365
Additions	11,092	381,865	1,288,067	4,602,502	-	6,283,526
At June 30, 2025	$39,564	$1,703,837	$11,499,603	$38,036,887	$-	$51,279,891

Carrying amount

At December 31, 2024	$6,037,489	$15,766,580	$6,829,595	$31,918,972	$2,958,787	$63,511,423
At June 30, 2025	$6,026,397	$15,396,185	$6,556,298	$31,431,973	$2,692,428	$62,103,281

For the six months ended June 30, 2025, depreciation expense was $6,283,526 (2024 - $6,249,458) of which $2,696,807 (2024 - $2,045,387) was included in cost of goods sold and inventory.

During the six months ended June 30, 2025, $2,709,936 was transferred from Construction in Progress to the other fixed accounts (2024 - $1,967,806).

During the six months ended June 30, 2025, no impairment charges were recognized. (2024 - $2,393,087).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

6. Intangible Assets and Goodwill

	Retail Dispensary Clark County	Cultivation and Production Clark County	Illinois License	Cultivation Coalinga CA Other Intangibles	Florida MMTC License-VidaCann	VidaCann Goodwill	Other	Total
Gross carrying amount

Balance, December 31, 2024	$690,000	$709,798	$1,812,656	$5,860,000	$9,000,000	$30,661,477	$30,000	$48,763,931
Additions	-	-	-	-	-	-	-	-
Balance at June 30, 2025	$690,000	$709,798	$1,812,656	$5,860,000	$9,000,000	$30,661,477	$30,000	$48,763,931

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

In connection with the VidaCann transaction, the Company expensed $0 of acquisition-related costs, which have been included in general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss for the period ended  June 30, 2025, and $270,563 for the period ended June 30, 2024.

VidaCann contributed $17,655,287 in Net Revenue, $8,294,576 in Gross Profit, and a net loss of $4,526,463 in Consolidated Comprehensive Net Loss in the six-month period ended June 30, 2025 ($7,252,007 in Net Revenue, $4,777,909 in Gross Profit and $858,048 in Consolidated Comprehensive Net Income in the period ended June 30, 2024).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the revenue, gross profit and comprehensive loss that would have been reported if the acquisition had occurred at the beginning of the period indicated:

	Six Months Ended June 30, 2024
	As Reported	VidaCann	Pro Forma

Revenue, net of discounts	$53,965,725	$18,181,672	$72,147,397
Gross Profit	26,321,206	6,793,209	33,114,415
Comprehensive Income (loss) for the period	(13,946,915)	95,058	(13,851,857)

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table provides the components of lease costs recognized in the unaudited interim condensed consolidated statement of operations and comprehensive loss for the three and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Operating lease costs	$2,384,247	$1,799,330	$4,691,318	$3,063,515
Short term lease expense	117,607	69,038	228,900	81,588
Total lease costs	$2,501,854	$1,868,368	$4,920,218	$3,145,103

Other information related to operating and finance leases as of and for the six months ended June 30, 2025 and 2024 is as follows:

	June 30, 2025	June 30, 2024
	Operating	Operating
	Lease	Lease

Weighted average discount rate	15.00%	15.00%
Weighted average remaining lease term	7.26	8.32

The maturities of the contractual undiscounted lease liabilities as of June 30, 2025 and  December 31, 2024 are:

	June 30,	Dec 31,
	2025	2024
	Operating	Operating
	Lease	Lease

2025	$4,439,465	$8,682,145
2026	8,941,527	8,750,185
2027	8,982,512	8,805,324
2028	9,044,542	8,934,274
2029	8,959,391	8,858,495
2030	8,166,105	8,109,104
2031	8,168,657	-
Thereafter	59,792,884	67,931,257

Total undiscounted lease liabilities	116,495,083	120,070,784
Interest on lease liabilities	(68,427,217)	(71,803,530)
Total present value of minimum lease payments	48,067,866	48,267,254
Lease liability - current portion	(2,085,595)	(1,818,588)
Lease liability	$45,982,271	$46,448,666

Principally all leases relate to real estate.

For the three and six months ended June 30, 2025, the Company incurred $2,384,247 and $4,691,318 of operating lease costs (2024 - $1,799,330 and $3,063,515), of which $1,016,522 and $2,033,044 (2024 - $753,719 and $1,242,958) was allocated to cost of goods sold and inventory.

See Note 14 for additional supplemental cash flow information related to leases.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

8. Notes Payable

	June 30,	December 31,	Stated Interest		Effective	Maturity
	2025	2024	Rate		Interest Rate	Date

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	884,000	884,000	5.0%		5.0%	12/1/2019
Promissory Note to Former VidaCann shareholders	-	4,869,695	5.0%	(1)	15.0%	4/1/2025
Promissory Note to La Fayette State Bank	-	2,927,989	10.0%	(2)	15.0%	2/20/2025
Promissory Note to VidaCann former managers	1,204,965	1,177,722	7.5%	(3)	15.0%	5/6/2029
Revolving Line of Credit, cash secured with monthly interest paid at an annual rate of 5.65%	9,750,000	-	5.65%	(4)	5.65%	6/30/2026

	$11,838,965	$9,859,406
Less current portion	(10,634,000)	(8,681,684)
	$1,204,965	$1,177,722

Stated maturities of debt obligations are as follows:

2025	$-	$8,681,684
2026	10,634,000	-
2027	-	-
2028	-	-
2029	1,204,965	1,177,722
2030	-	-
Total	$11,838,965	$9,859,406

(1) The Promissory note to former VidaCann shareholders had a face value of $5,000,000. The Company determined a fair value of $4,632,129 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate. Total interest expense including accrued interest and amortization of the note discount for the six-month period ended June 30, 2025 equaled $213,182 (2024 - $0).

(2) The Promissory note to Lafayette State Bank had a face value of $2,947,632. The Company determined a fair value of $2,862,159 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate. Total interest expense including paid interest and amortization of the note discount for the six-month period ended June 30, 2025 equaled $84,327 (2024 - $25,462).  This note was paid in full on February 11, 2025.

(3) The Promissory note to VidaCann former managers had a face value of $1,500,000. The Company determined a fair value of $1,148,423 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate. Total interest expense including paid interest and amortization of the note discount for the six-month period ended June 30, 2025 equaled $83,339 (2024 - $12,637).

(4) The Company entered into a cash secured line of credit up to $9,750,000, effective June 13, 2024, with no other collateral securing the credit line (the "revolving line of credit"). The revolving line of credit contains no financial, or other incurrence-based covenants or no material maintenance covenants. The revolving line of credit balance at June 30, 2025 equaled $9,750,000 (2024 - $0).  Total interest expense for the Six-month period ended June 30, 2025 equaled $152,935 (2024 - $0).

9. Share Capital

The Company is authorized to issue 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

		Number of Shares of Common Stock

		June 30,	December 31,
		2025	2024
Common Stock
Balance at January 1		325,163,800	223,317,270
Shares issued on settlement of RSUs	i.	200,000	1,224,278
Shares issued on public offering	ii.	-	18,750,000
Shares issued in VidaCann Acquisition	iii.	-	80,564,554
Finders shares issued on VidaCann acquisition	iv.	-	1,307,698

Total shares of common stock outstanding		325,363,800	325,163,800

i. Shares issued for Restricted Share Units

During the six months ended June 30, 2025, 14,080,635 restricted stock units ("RSU") were awarded under the Planet 13 Holdings Inc 2023 Equity incentive plan (as amended from time to time, the "2023 Equity Plan").  200,000 of these RSUs vested and 255,220 RSUs were forfeited and cancelled.  The Company did not receive any cash proceeds on the settlement of the RSUs.

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

iii. Shares issued on VidaCann acquisition

On  May 9, 2024, the Company issued 80,564,554 shares of common stock of Planet 13 (the “Share Consideration”).

iv. Finders shares issued on VidaCann acquisition

On   May 9, 2024, the Company issued 1,307,698 shares of common stock of Planet 13 in finders shares related to the VidaCann acquisition.

10. Warrants

The following table summarizes the number of warrants outstanding at June 30, 2025 and  December 31, 2024.

	June 30, 2025	Weighted Average Exercise Price - USD	December 31, 2024	Weighted Average Exercise Price - USD

Balance - beginning of period	18,750,000	$0.77	-	$-
Exercised	-	$-	-	$-
Issued	-	$-	18,750,000	$0.77
Expired	-	$-	-	$-
Balance - end of period	18,750,000	$0.77	18,750,000	$0.77

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

A total of 22,000,000 shares of Common Stock are available for grants under the 2023 Equity Plan and all other security based compensation arrangements of the Company, including the Prior Plans (the “Total Share Reserve”). Any outstanding awards under the Prior Plans on September 15, 2023 count towards the Total Share Reserve. As of September 15, 2023, 1,926,861 awards issued under the Prior Plans remained outstanding and, as of  June 30, 2025, after taking into account the 14,080,635 RSUs granted in the six month period ended June 30, 2025, a maximum number of 5,507,319 shares of Common Stock are available for issuance under the 2023 Equity Plan, subject to adjustment pursuant to the terms of the 2023 Equity Plan.

(a) Stock Options

During the three and six months ended June 30, 2025 and the year ended December 31, 2024

No incentive stock options were granted during the three and six months ended June 30, 2025 or the year ended December 31, 2024.

The following table summarizes information about stock options outstanding at June 30, 2025:

	Exercise price	June 30, 2025	June 30, 2025	December 31, 2024	December 31, 2024
Expiry Date	CAD$	Outstanding	Exercisable	Outstanding	Exercisable

February 27, 2025	$1.31	-	-	51,525	51,525
December 15, 2025	$3.06	269,075	269,075	269,075	269,075
September 30, 2026	$4.37	97,322	97,322	97,322	97,322
		366,397	366,397	417,922	417,922

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the continuity of stock options for the period presented:

	June 30, 2025	Weighted Average Exercise Price - CAD	December 31, 2024	Weighted Average Exercise Price - CAD

Balance - beginning of period	417,922	$3.15	603,125	$2.58
Expired	(51,525)	1.31	(185,203)	1.31
Balance - end of period	366,397	$3.41	417,922	$3.15

Share based compensation expense attributable to employee options was $0 and $0 for the six months ended June 30, 2025 and 2024, respectively.

The total intrinsic value of stock options exercised, outstanding and exercisable as of June 30, 2025 and December 31, 2024 was $0, $0 and $0, respectively.

(a) Restricted Share Units

The following table summarizes the RSUs that are outstanding as at June 30, 2025 and  December 31, 2024:

	June 30,	December 31,
	2025	2024

Balance - beginning of period	300,000	1,122,429
Issued	14,080,635	485,185
Exercised	(200,000)	(1,224,278)
Surrendered for taxes	-	(83,333)
Forfeited	(255,220)	-
Rounding adjustment	-	(3)
Balance - end of period	13,925,415	300,000

The Company recognized $60,331 and $557,627 in share-based compensation expense attributable to the RSU vesting schedule for the three and six months ended June 30, 2025 ($25,139 and $129,477 for the three and six months ended June 30, 2024).

During the six months ended June 30, 2025

14,080,635 RSU's were granted, 200,000 RSUs vested and were exercised, 255,220 RSUs were forfeited and cancelled.  The Company did not receive any cash proceeds from the settlement of the RSUs.

During the six months ended  June 30, 2024

485,185 RSU's were granted, and 185,185 RSUs vested and were exercised, of which 83,333 were surrendered in exchange for payment of tax withholdings.  The Company did not receive any cash proceeds from the settlement of the RSUs.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

12. Loss Per Share

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Loss available to common stockholders	$(13,301,242)	$(8,073,146)	$(15,348,409)	$(13,946,915)

Weighted average number of shares outstanding, basic and diluted	325,362,689	289,175,997	325,311,866	258,806,771

Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.05)	$(0.05)

33,041,812 and 19,653,125 potentially dilutive securities for the three and six months ended June 30, 2025 and 2024, respectively, were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to the net losses for such periods.

13. General and Administrative

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Salaries and wages	$5,360,929	$5,087,103	$11,239,533	$8,752,345
Share based compensation	$497,296	25,139	557,627	129,477
Executive compensation	$988,723	671,876	2,088,663	1,304,238
Licenses and permits	$644,582	590,784	1,346,618	1,152,400
Payroll taxes and benefits	$1,196,604	993,755	2,584,093	1,967,030
Supplies and office expenses	$206,544	99,117	536,141	339,937
Subcontractors	$562,969	64,823	1,198,029	182,042
Professional fees (legal, audit and other)	$1,716,957	2,692,175	2,980,463	4,863,214
Miscellaneous general and administrative expenses	$2,466,431	2,052,936	5,126,556	3,611,812
	$13,641,035	$12,277,708	$27,657,723	$22,302,495

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

14. Supplemental Cash Flow Information

	Six Months Ended
	June 30,	June 30,
Change in Working Capital	2025	2024

Accounts Receivable	$(122,345)	$118,882
Inventory	(1,703,499)	(42,069)
Prepaid Expenses and Other Assets	1,364,006	1,697,031
Long-term Deposits and Other Current Assets	(47,331)	52,885
Deferred Tax Assets	(630,843)	(41,581)
Deferred Tax Liabilities	(293,775)	174,139
Accounts Payable	(366,639)	(914,548)
Accrued Expenses	405,428	96,454
Other Liabilities (LT)	1,080	-
Uncertain Tax Positions	7,580,763	-
Income Taxes Payable	19,600	6,589,916
	$6,206,445	$7,731,109

Cash Paid

Interest Paid on Leases	$3,594,715	$2,250,057
Income Taxes	$-	$-

Non-cash Financing and Investing Activities

Shares Issued on Exercise of Purchase Option	$-	$-
Lease additions	$570,942	$22,097,020
Fixed Asset Amounts in Accounts Payable	$226,731	$69,197
Reclassification of long term lease liabilities to current	$267,007	$1,015,985

15. Related Party Transactions and Balances

Related party transactions are summarized as follows:

(a) Building Lease

As part of the VidaCann acquisition on May 9, 2024, the Company entered into a long-term lease agreement with Loop's Nursery for a property in St John's Florida that is used as the Company's primary cultivation facility in Florida. Loop's Nursery is primarily owned by David Loop, one of the Company's board members. Payments for rent and associated costs related to the use of this property for the six months ended June 30, 2025 equaled $1,802,824 (six months ended June 30, 2024 - $379,679).

(b) Other

As part of the VidaCann acquisition on May 9, 2024, the Company acquired related party notes payable to David Loop, one of the Company's board members and Mark Ascik, in the amounts of $750,000 each (see Note 8). Payments for interest on the related party notes for the six months ended June 30, 2025 totaled $56,096 combined (six months ended June 30, 2024 - $8,630).

Effective March 1, 2025, the Company entered into a 30 month lease agreement with PRMN Investments Ltd for a Florida apartment unit used primarily for executive travel in Florida for oversight of Florida operations. PRMN Investments Ltd is primarily owned by Robert Groesbeck, the Company's Co-CEO.  Payments for rent and associated costs related to the use of this property for the six months ended June 30, 2025 equaled $22,288 (six months ended June 30, 2024 - $nil).

For the six-month period ended  June 30, 2025, no amounts were due to related parties ( December 31, 2024 - $nil).

16. Commitments and Contingencies

(a) Construction Commitments

The Company had $1,239,341 of outstanding construction commitments as of June 30, 2025 ( December 31, 2024 - $786,490).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

(b) Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at June 30, 2025, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, we may become involved in legal or regulatory proceedings, lawsuits and other claims arising in the ordinary course of our business. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of such matters will be. However, based on our knowledge, as of June 30, 2025, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Liquidity risk

The Company’s approach to managing risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of June 30, 2025, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases, notes payable and taxes. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been the public issuance of common equity. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

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

Currency rate risk

As of  June 30, 2025, none of the Company’s financial assets and liabilities were held in Canadian dollars. The same was true as of June 30, 2024. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time. The Company’s exposure to a 10% change in the foreign exchange conversion rate at June 30, 2025 equals $nil.

18. Disaggregated Revenue

The following table presents the Company’s disaggregated revenue by sales channel:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Retail	$24,197,835	$27,623,721	$48,827,636	$46,661,385
Wholesale	2,656,526	3,464,533	6,058,532	7,304,340

Net revenues	$26,854,361	$31,088,254	$54,886,168	$53,965,725

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

20. Property Recovered in Settlement

On March 3, 2025 the Company announced significant recovery of funds related to El Capitan, including a settlement and recovery of $2.1 million of funds which were held at Bridge Bank, a division of Western Alliance Bank (collectively "WAB"), bringing the total recovery of funds held at WAB to $5.5 million. Additionally, the Company, through a wholly-owned subsidiary, will also obtain real estate (the "Real Property") valued at approximately $5.0 million based on recent comparable sales, which it intends to sell.  The property is included in Assets Held For Sale on the Interim Condensed Consolidated Balance Sheet at June 30, 2025 at a net value (after estimated costs to sell) of $4.6 million.  The recovery amount is also included in the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2025 in Other income, net and also in the Interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 in Adjustments for items not involving cash, Recovery of property in legal settlement.

21. Subsequent Events

On July 15, 2025, the Company closed on the sale of the Santa Barbara property recovered in the El Capitan settlement.  The selling price of the property was $4.3M, with net proceeds after closing costs totaling $4.1M.  The Company will incur a $502k loss on the sale of the property in the third quarter of 2025.

On July 24, 2025, the Company renewed its revolving line of credit agreement for $9,750,000 that was set to expire on July 1, 2025, extending the term of the agreement to June 30, 2026.  The overall terms remained the same as the original agreement, which was signed on June 13, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three and six months ended June 30, 2025. It is supplemental to, and should be read in conjunction with, our unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024, and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

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

As of June 30, 2025, we employed approximately 785 full-time and 71 part-time employees and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensaries, while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California licensed cannabis cultivation, production and distribution activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing activities, (d) VidaCann, LLC (“VidaCann”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) Planet 13 Illinois, LLC (“Planet 13 Illinois”) which holds our Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

Nevada

As of June 30, 2025, we held the following licensed cannabis operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the Planet 13 Las Vegas SuperStore with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and a small-indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, (e) one cannabis distribution license and (f) one cannabis consumption license operating as Dazed! Consumption Lounge, a 3,000 square foot location inside the Planet 13 Las Vegas Superstore. At the Planet 13 Las Vegas Superstore, we also offer ancillary services to our customers, including a restaurant (currently closed and awaiting a new tenant operator) with a liquor license, a retail store, and our online cannabidiol (“CBD”) store which also sells products in our facility.

California

As of June 30, 2025, we held the following licensed operations in California: (a) an adult-use dispensary superstore co-located with a distribution license at our 33,000 square foot facility in Santa Ana (the “Planet 13 OC Superstore”), and (b) one dual-use and two adult-use cultivation licenses along with a nursery license and distribution license at our 35,000 square foot cultivation facility, and one Type P production license at a 4,000 square foot facility.

Florida

As of June 30, 2025, we are continuing capital outlays to utilize our Florida MMTC license issued by the Florida Department of Health that was acquired through our acquisition of VidaCann. The VidaCann acquisition added a cultivation and processing facility, a production facility and a 26 retail store network, to which we have added six additional locations, bringing the total number of medical dispensaries we operate in Florida to 32. We also hold a 23-acre parcel of real property, inclusive of a 10,500 square foot building, near Ocala, Florida that is currently listed for sale. The property previously received Florida OMMU approvals for cultivation, processing, and dispensing activities. As of the date of this Quarterly Report on Form 10-Q, as part of our Florida expansion, we have entered into four leases for additional dispensing locations in Florida, which remain subject to completion of tenant improvements and regulatory inspection prior to sales to customers.

Illinois

As of June 30, 2025 we operate one dispensary in Waukegan, Illinois.  We have begun to introduce our exclusive brands of products in the Illinois market starting with the HaHa line of infused gummy products currently selling in the Planet 13 Waukegan dispensary.  We intend to expand the sale of these exclusive products to 3rd party dispensaries in the Illinois market through our wholesale distribution network in the second half of 2025.

Competitive Conditions

The markets in which we operate are highly competitive markets with increased competition by larger and better financed competitors, as well as competition from new entrants. Competition has become more intense as competitors offer an increasing number of diversified products and engage in price competition in all markets.  Planet 13 is now promoting price matching and enhancements to its loyalty program to help attract and retain customers in light of this competitive environment.

We expect to continue to focus on several areas, including customer experience, product innovation, production efficiencies, marketing and branding, and ongoing cost control and reductions. The management team constantly monitors ongoing developments in the cannabis and related industries to help us remain competitive. We have been closely tracking the illicit market for cannabis and manufacturers and retailers of intoxicating hemp products as the illicit market also has a direct financial impact on our business.

Recent Developments

The U.S. government recently announced tariffs on goods imported from various countries, which have led to reciprocal tariffs and other trade measures. The effects from these new tariffs and trade measures did not have a material impact on our profitability in 2025. We are actively monitoring the tariff developments and any potential impacts. We do not expect them to have a material impact on our business, cost structure, or supply chain.  In addition, the adoption of the One Big Beautiful Bill Act is unlikely to have any material impact on Planet 13 and its business.

Results of Operations

	Three Months Ended
	June 30,	June 30,	Percentage
Expressed in USD$	2025	2024	Change
Revenue
Net revenue	26,854,361	31,088,254	(13.6)%
Cost of Goods Sold	(15,195,868)	(15,251,527)	(0.4)%
Gross Profit	11,658,493	15,836,727	(26.4)%
Gross Profit Margin %	43.4%	50.9%

Expenses
General and Administrative	13,641,035	12,277,708	11.1%
Sales and Marketing	1,625,971	1,517,640	7.1%
Lease expense	1,382,068	1,045,611	32.2%
Depreciation and Amortization	1,835,289	2,145,048	(14.4)%
Total Expenses	18,484,363	19,379,094	(4.6)%

Income (Loss) From Operations	(6,825,870)	(3,542,367)	92.7%

Other Income (Expense):
Interest expense, net	(377,290)	84,580	(546.1)%
Foreign exchange gain (loss)	(224)	(6,945)	(96.8)%
Other income, net	325,704	(557,479)	(158.4)%
Total Other Income	(51,810)	(479,844)	(89.2)%

Loss for the period before tax	(6,877,680)	(4,022,211)	71.0%
Provision for income tax (current and deferred)	(6,423,562)	(4,050,935)	58.6%
Loss for the period	(13,301,242)	(8,073,146)	64.8%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.04)	$(0.03)

Weighted Average Number of Shares Outstanding
Basic and diluted	325,362,689	289,175,997

	Six Months Ended
	June 30,	June 30,	Percentage
Expressed in USD$	2025	2024	Change
Revenue
Net revenue	54,886,168	53,965,725	1.7%
Cost of Goods Sold	(31,220,170)	(27,644,519)	12.9%
Gross Profit	23,665,998	26,321,206	(10.1)%
Gross Profit Margin %	43.1%	48.8%

Expenses
General and Administrative	27,657,723	22,302,495	24.0%
Sales and Marketing	3,172,989	2,808,377	13.0%
Lease expense	2,686,961	1,820,557	47.6%
Impairment loss	—	2,393,087	-
Depreciation and Amortization	3,586,719	4,204,071	(14.7)%
Total Expenses	37,104,392	33,528,587	10.7%

Income (Loss) From Operations	(13,438,394)	(7,207,381)	86.5%

Other Income (Expense):
Interest expense, net	(553,701)	109,142	(607.3)%
Foreign exchange gain (loss)	(3,113)	(10,042)	(69.0)%
Change in fair value of warrants	—	—	#DIV/0!
Provision for misappropriated funds	—	—	#DIV/0!
Other income, net	5,304,227	(443,730)	(1295.4)%
Total Other Income	4,747,413	(344,630)	(1477.5)%

Loss for the period before tax	(8,690,981)	(7,552,011)	15.1%
Provision for income tax (current and deferred)	6,657,428	6,394,904	4.1%
Loss for the period	(15,348,409)	(13,946,915)	10.0%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.05)	$(0.05)

Weighted Average Number of Shares Outstanding
Basic and diluted	325,311,866	258,806,771

Three and Six months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024

Revenue, net of Discounts

The Company experienced a decrease in net revenue of $4,233,893, down 13.6% from $31,088,254 during the three months ended June 30, 2024 and an increase of $920,443, up 1.7% from $53,965,725 during the six months ended June 30, 2024. The increase during the six months ended June 30, 2025 is primarily attributable to the acquisition of VidaCann that closed on May 10, 2024, so results for the six months ended June 30, 2024 include only six weeks of VidaCann operations that were owned by the Company in the prior year period.  The overall revenue reduction in the three months ended June 30, 2025 was primarily driven by price compression in all markets and an increase in new dispensaries in the Florida market. The Company saw a reduction in the number of customers at the Planet 13 Las Vegas Superstore compared to the prior year, and decreases in revenue from both retail operations and wholesale operations in California and Nevada. We believe that a decline in tourism, combined with an overall reduction in the disposable income of our customers during the six months ended June 30, 2025, had a negative impact on the number of tourists and local customers visiting the Planet 13 Las Vegas Superstore and our other retail locations.

Details of net revenue by product category are as follows:

	Three Months Ended
	June 30,	June 30,	Percentage
	2025	2024	Change
Flower	$9,909,426	$11,580,127	(14.4)%
Concentrates	8,502,085	9,616,344	(11.6)%
Edibles	4,946,637	5,033,261	(1.7)%
Topicals and Other Revenue	839,688	1,393,989	(39.8)%
Wholesale	2,656,525	3,464,533	(23.3)%
Net revenue	$26,854,361	$31,088,254	(13.6)%

	Six Months Ended
	June 30,	June 30,	Percentage
	2025	2024	Change
Flower	$20,150,433	$18,810,294	7.1%
Concentrates	17,214,786	16,638,057	3.5%
Edibles	9,134,511	8,832,298	3.4%
Topicals and Other Revenue	2,327,907	2,380,736	(2.2)%
Wholesale	6,058,531	7,304,340	(17.1)%
Net revenue	$54,886,168	$53,965,725	1.7%

Gross Profit

Gross profit margin for the three months ended June 30, 2025 was 43.4% compared to 50.9% for the three months ended June 30, 2024 and was 43.1% for the six months ended June 30, 2025 compared to 48.8% for the six months ended June 30, 2024. The decreases in gross profit margin for the three and six months ended June 30, 2025 was a result of price compression seen in retail sales channels, as well as pricing pressure in the Nevada and California wholesale markets.

The costs of internal cultivation in the three months ended June 30, 2025 were consistent with the prior period as the Company continues to focus on producing strains with highest yields and THC content across all of our cultivation facilities.  The cost of internal cultivation at our VidaCann operations improved during the three months ended June 30, 2025 as upgrades and efficiency measures implemented have had a positive impact on yields and lower operational costs. Overall flower yield increased substantially in the three months ended June 30, 2025 in preparation of summer demand for premium flower.

Overall gross profit was $23,665,998 and $26,321,206 for the six months ended June 30, 2025 and 2024 respectively, a decrease of 10.1%. The decrease can be directly attributed to pricing pressure across all markets during the six months ended June 30, 2025.

General and Administrative Expenses

General and Administrative (“G&A”) expenses (which includes non-cash share-based compensation expenses), increased by 24.0% during the six months ended June 30, 2025, when compared to the six months ended June 30, 2024. The increase in G&A expenses incurred was a result of the addition of the VidaCann operations with only six weeks included under the Company's ownership in the prior period and an increase in share-based compensation resulting from the March 31, 2025 RSU grant. These increases were partially mitigated by focused cost cutting initiatives undertaken by the Company during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 49.4% for the six months ended June 30, 2025, compared to 41.1% for the six months ended June 30, 2024.

A detailed breakdown of G&A expenses is as follows:

	Three Months Ended
	June 30,	June 30,	Percentage
	2025	2024	Change
Salaries and wages	$5,360,929	$5,087,103	5.4%
Share-based compensation expense	497,296	25,139	1878.2%
Executive compensation	988,723	671,876	47.2%
Licenses and permits	644,582	590,784	9.1%
Payroll taxes and benefits	1,196,604	993,755	20.4%
Supplies and office expenses	206,544	99,117	108.4%
Subcontractors	562,969	64,823	768.5%
Professional fees (legal, audit and other)	1,716,957	2,692,175	(36.2)%
Miscellaneous general and administrative expenses	2,466,431	2,052,936	20.1%
	$13,641,035	$12,277,708	11.1%

	Six Months Ended
	June 30,	June 30,	Percentage
	2025	2024	Change
Salaries and wages	$11,239,533	$8,752,345	28.4%
Share-based compensation expense	557,627	129,477	330.7%
Executive compensation	2,088,663	1,304,238	60.1%
Licenses and permits	1,346,618	1,152,400	16.9%
Payroll taxes and benefits	2,584,093	1,967,030	31.4%
Supplies and office expenses	536,141	339,937	57.7%
Subcontractors	1,198,029	182,042	558.1%
Professional fees (legal, audit and other)	2,980,463	4,863,214	(38.7)%
Miscellaneous general and administrative expenses	5,126,556	3,611,812	41.9%
	$27,657,723	$22,302,495	24.0%

Non-cash, share-based compensation of $497,296 was recognized during the three months ended June 30, 2025, increasing from $25,139 that was recognized during the three months ended June 30, 2024. The increase is attributable to the 13,673,635 Restricted Share Units (“RSUs”) that were granted on March 31, 2025.  These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying RSUs. See Note 12 to our audited consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2024, for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses increased by 7.1% or $108,331 during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and increased 13% or $364,612 during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. The increase in marketing expenses was a result of the Company's efforts to drive increased customer traffic to the Planet 13 Las Vegas Superstore and expenses incurred in Florida promoting our expanded store network and Planet 13 rebrand.

Lease expense increased by 32.2% during the three months ended June 30, 2025, when compared to the three months ended June 30, 2024 and increased 47.6% during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. The increase in Lease expense is due to ongoing annual increases in contracted lease rates on the Company’s leased properties during the year as well as the addition of the dispensary, cultivation and processing facility leases in Florida.

Depreciation and amortization decreased by 14.4% during the three months ended June 30, 2025, when compared to the three months ended June 30, 2024 and decreased 14.7% in the six months ended June 30 2025 when compared to the six months ended June 30, 2024. The reduction is primarily due to the elimination of depreciation charges in California after asset impairment charges taken in 2024. Depreciation expense was included in the prior year.

No impairment charge was incurred during the six months ended June 30, 2025. During the quarter ended June 30, 2024, the Company recorded an impairment loss of $2,393,087 related to the write-down to net realizable value of construction in process assets for a steel building kit structure at our Florida operations that is no longer going to be used in the operations.

Interest expense of $377,290 was incurred during the three months ended June 30, 2025, compared to net interest expense of $84,580 during the three months ended June 30, 2024. Interest expense was $553,701 for the six months ended June 30, 2025 compared to $129,477 during the period ended June 30, 2024. Interest expense is related to the revolving line of credit, net of interest earned on a corresponding money market account, plus accrued interest on our long-term debt that is due and payable on demand. The balance of long-term debt as of June 30, 2025, was $1,204,965 compared to $1,177,722 as of December 31, 2024.

We conduct our operations primarily in United States dollars and hold all of our currency in US dollars. An insignificant amount of expenses are incurred in Canadian dollars, or Euros. The foreign currency gains/losses reflect fluctuations in the underlying exchange rates on the dates expenses are incurred compared to when they are paid. It is our policy not to hedge our foreign exchange exposure.

Other income, consisting of Automated Teller Machine (“ATM”) fees, and other miscellaneous income/expense, was income of $325,704 for the three months ended June 30, 2025, compared to other income consisting of ATM fees, and other miscellaneous income/expense of $557,479 for the three months ended June 30, 2024. Other income, consisting of ("ATM") fees and other miscellaneous income/expense, including the recovery of a property in a legal settlement related to the El Capitan matter valued at $4,570,227 was $5,304,227 for the six months ended June 30, 2025 compared to $443,730 in the six months ended June 30, 2024.

Income tax expense for the three months ended June 30, 2025, was $TBD compared to $4,050,935 for the prior year period. The tax expense decreased due to a decrease in the Company's deferred tax valuation allowance during the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024. We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the three months ended June 30, 2025, was $TBD (($0.TBD) per share) compared to an overall net loss of $8,073,146 (($0.03) per share) for the three months ended June 30, 2024. The overall net loss for the six months ended June 30, 2025, was $TBD (($0.TBD) per share) compared to an overall net loss of $13,946,915 (($0.05) per share) for the six months ended June 30, 2024

Segmented Disclosure

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

Liquidity and Capital Resources

As of June 30, 2025, our financial instruments consist of cash, deposits, accounts receivable, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of June 30, 2025, we have working capital of $21,164,363 compared to working capital of $19,923,414 as of June 30, 2024. The Company believes that it has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months and the planned build-out of its operations in Florida.  The Company currently has two properties for sale; a home in Santa Barbara California and a commercial property in Summerfield, Florida that it expects to have sold in the second half of 2025 with net proceeds in the range of $6 million to $7 million combined. The Company will use the proceeds to fund operations and expansion in Florida.

The Company entered into a cash secured line of credit up to $9,750,000, effective June 13, 2024, with no other collateral securing the credit line (the "revolving line of credit"). The revolving line of credit had no previous draws until the quarter ended March 31, 2025. The revolving line of credit contains no financial or other incurrence-based covenants or no material maintenance covenants. The revolving line of credit was used to pay off the approximately $3 million note payable at Lafayette State Bank that matured on February 20, 2025, the $5 million note to former VidaCann shareholders, plus accrued interest that was due on April 1, 2025, plus some additional construction projects that were completed in the quarter ended June 30, 2025.

The following table relates to the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,	June 30,
	2025	2024
Cash flows used in operating activities	$(6,416,537)	$3,762,921
Cash flows used in investing activities	(4,967,370)	1,223,971
Cash flows provided by financing activities	1,802,368	6,451,874

Cash Flows from Operating Activities

Net cash used in operating activities was $6,416,537 for the six months ended June 30, 2025, compared to cash provided by operating activities of $3,762,921 for the six months ended June 30, 2024. A significant portion of the increase in cash used in operating activities is directly attributable to the net change in certain working capital items during the six months ended June 30, 2025, when compared to the six months ended June 30, 2024.

Cash Flows from Investing Activities

Net cash used in investing activities was $4,967,370 for the six months ended June 30, 2025, compared to net cash provided by investing activities of $1,223,971 for the six months ended June 30, 2024. Capital expenditures were primarily related to new store buildouts and upgrades to the cultivation facilities in Florida.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1,802,368 during the six months ended June 30, 2025, compared to net cash provided by financing activities of $6,451,874 for the six months ended June 30, 2024. The increase was a result of the net cash proceeds received on the closing of an equity financing in March 2024.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2025, or as of the date hereof.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

The Company’s executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of its common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended June 30, 2025, the following officer adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Name	Title	Date Adopted	Character of Trading Arrangement	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement(a)	Duration	Date Terminated
Chris Wren	Vice President of Operations	6/18/2025	Rule 10b5-1 Trading Arrangement	Up to 1,500,000 shares to be Sold	9/15/2025-9/15/2026	N/A

(a) Potential sales may be subject to certain price limitations set forth in the 10b5-1 plans and therefore actual number of shares sold could vary if certain minimum stock prices are not met.

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Amendment No.1 to the Planet 13 Holdings Inc. 2023 Equity Incentive Plan.				✓
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

Date: August 13, 2025	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen McLean
Stephen McLean
Chief Financial Officer
(Principal Financial and Accounting Officer)