Form 10-Q
period 2025-09-30
Planet 13 Holdings Inc.
filed 2025-11-12
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, there were 325,363,800 shares of common stock outstanding.

Planet 13 Holdings Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2025

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$17,181,080	$23,384,493
Restricted Cash	-	2,050,584
Accounts Receivable	1,717,741	1,473,156
Inventory	20,058,145	22,821,994
Assets held for sale	3,000,000	-
Prepaid Expenses and Other Current Assets	3,106,268	4,568,816
Total Current Assets	45,063,234	54,299,043

Property, Plant and Equipment	35,658,925	63,511,423
Intangible Assets and Goodwill	42,903,931	48,763,931
Right of Use Assets - Operating	31,416,231	38,229,399
Long-term Deposits and Other Assets	1,068,388	1,033,758
Deferred Tax Asset	2,386,490	896,525

TOTAL ASSETS	$158,497,199	$206,734,079

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current:
Accounts Payable	$6,400,594	$7,421,921
Accrued Expenses	7,283,743	7,285,415
Income Taxes Payable	159,080	139,480
Notes Payable - Current Portion	10,634,000	8,681,684
Operating Lease Liabilities	2,021,180	1,818,588
Total Current Liabilities	26,498,597	25,347,088

Long-Term Liabilities:
Operating Lease Liabilities	46,183,190	46,448,666
Other Long-term Liabilities	1,263,555	1,220,722
Uncertain Tax Positions	29,956,413	19,321,475
Deferred Tax Liability	11,504	1,682,207
Total Liabilities	103,913,259	94,020,158

SHAREHOLDERS' EQUITY
Common Stock, no par value, 1,500,000,000 shares authorized, 325,363,800 issued and outstanding at September 30, 2025 and 325,163,800 issued and outstanding at December 31, 2024	-	-
Preferred Stock, no par value, 50,000,000 shares authorized, 0 issued and outstanding at September 30, 2025 and 0 at December 31, 2024	-	-
Additional Paid-In Capital	369,995,620	368,821,339
Deficit	(315,411,680)	(256,107,418)
Total Shareholders' Equity	54,583,940	112,713,921

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$158,497,199	$206,734,079

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars, except Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Revenues, net of discounts	$23,270,211	$32,159,070	$78,156,379	$86,124,795
Cost of Goods Sold	(18,311,350)	(15,463,050)	(49,531,520)	(43,107,569)
Gross Profit	4,958,861	16,696,020	28,624,859	43,017,226

Expenses:
General and Administrative	11,987,649	14,772,846	39,645,372	37,075,341
Sales and Marketing	1,171,083	1,572,549	4,344,072	4,380,926
Lease Expense	1,345,835	1,320,018	4,032,796	3,140,575
Impairment Loss	29,844,227	-	29,844,227	2,393,087
Depreciation	1,855,914	2,355,052	5,442,633	6,559,123
Total Expenses	46,204,708	20,020,465	83,309,100	53,549,052

Loss From Operations	(41,245,847)	(3,324,445)	(54,684,241)	(10,531,826)

Other Income (Expense):
Interest income (expense), net	(91,934)	30,263	(645,635)	139,405
Foreign exchange (loss)	-	(3,066)	(3,113)	(13,108)
Other income, net	(1,799,946)	376,717	3,504,281	(67,013)
Total Other Income (Expense)	(1,891,880)	403,914	2,855,533	59,284

Loss Before Provision for Income Taxes	(43,137,727)	(2,920,531)	(51,828,708)	(10,472,542)

Provision For Income Taxes
Current Tax Expense	(3,054,176)	(4,220,945)	(10,636,223)	(10,483,291)
Deferred Tax Recovery	2,236,050	(269,714)	3,160,669	(402,272)
	(818,126)	(4,490,659)	(7,475,554)	(10,885,563)

Net Loss and Comprehensive Loss	$(43,955,853)	$(7,411,190)	$(59,304,262)	$(21,358,105)

Loss per Share
Basic and diluted loss per share	$(0.14)	$(0.02)	$(0.18)	$(0.08)

Weighted Average Number of Shares of Common Stock
Basic and diluted	325,363,800	325,163,800	325,362,689	281,087,233

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Shares of Common Stock	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2023	223,317,270	-	$315,951,343	$(208,310,562)	$107,640,781

Share based Compensation - RSUs	-	-	154,893	-	154,893
Share based Compensation - RSUs - Taxes Paid in Lieu of Share Issuance	-	-	(45,833)	-	(45,833)
Shares Issued on Settlement of RSUs	1,224,278	-	-	-	-
Proceeds from public offering	18,750,000	18,750,000	11,250,000	-	11,250,000
Share issuance costs	-	-	(1,387,792)	-	(1,387,792)
Shares Issued on VidaCann Acquisition	81,872,252	-	54,420,485	-	54,420,485
Net Loss for the Period	-	-	-	(21,358,105)	(21,358,105)

Balance, September 30, 2024	325,163,800	18,750,000	$380,343,096	$(229,668,667)	$150,674,429

Balance, December 31, 2024	325,163,800	18,750,000	$368,821,339	$(256,107,418)	$112,713,921

Share based Compensation - RSUs	-	-	1,174,281	-	1,174,281
Shares Issued on Settlement of RSUs	200,000	-	-	-	-
Net Loss for the Period	-	-	-	(59,304,262)	(59,304,262)

Balance, September 30, 2025	325,363,800	18,750,000	$369,995,620	$(315,411,680)	$54,583,940

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In United States Dollars)

	Nine Months Ended
	September 30,	September 30,
	2025	2024
CASH USED IN OPERATING ACTIVITIES
Net loss	$(59,304,262)	$(21,358,105)
Adjustments for items not involving cash:
Shared based compensation	1,174,281	154,893
Non-cash lease expense	1,566,859	1,264,904
Depreciation	9,037,214	9,829,358
Loss on impairment of fixed assets	23,984,227	2,393,087
Loss on impairment of intangible assets	5,860,000	762,091
Loss on disposal of fixed assets	1,674,517	88,849
Gain on disposal of ROU asset	(18,827)	-
Recovery of property in legal settlement	(4,086,174)	-
Loss on reserve for slow moving inventory	3,591,644	-
Amortization of note payable discount	191,701	-
Lease incentive amortization	(7,143)	81,832
	(16,335,963)	(6,783,091)

Net Changes in Non-cash Working Capital Items	6,959,387	14,146,701
Repayment of lease liabilities	(1,194,307)	(720,831)
Total Operating	(10,570,883)	6,642,779

FINANCING ACTIVITIES
Proceeds from public share issuance	-	9,862,208
Net Cash From VidaCann Acquisition	-	911,715
VidaCann Acquisition-Cash Component	-	(4,000,000)
Repayment of Lafayette State Bank Note	(2,947,632)	-
Bank of Nevada Revolving Line of Credit	9,750,000	-
Payment of Promissory Note to former VidaCann Shareholders	(5,000,000)	-
Total Financing	1,802,368	6,773,923

INVESTING ACTIVITIES
Purchase of property and equipment	(5,816,104)	(9,481,532)
Proceeds from sales of fixed assets	2,244,448	7,000
Proceeds from the sale of Florida license, net of transaction costs	-	8,237,909
Proceeds from sale of assets held for sale	4,086,174	-
Total Investing	514,518	(1,236,623)

NET CHANGE IN CASH DURING THE PERIOD	(8,253,997)	12,180,079

CASH
Beginning of Period	25,435,077	17,281,592

End of Period	$17,181,080	$29,461,671

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

These unaudited condensed consolidated interim financial statements were authorized for issuance by the Board of Directors of the Company on November 12, 2025.

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

These unaudited condensed consolidated interim financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at September 30, 2025	Jurisdiction of Incorporation	Ownership Interest 2025	Ownership Interest 2024	Nature of Business

MM Development Company, Inc.	Nevada, USA	100%	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Management/holding company
LBC CBD LLC	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	100%	Holding company for Next Green Wave, LLC
Next Green Wave, LLC	California, USA	100%	100%	California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	100%	49%	Illinois license holding company; cannabis retail sales
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company for By The Slice LLC
By The Slice, LLC	Nevada, USA	100%	100%	Restaurant and retail operations
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Florida, Inc.	Florida, USA	0%	100%	Florida license holding company
Planet 13 Real Prop LLC	Florida, USA	100%	N/A	Holding company
Planet 13 Lifestyles LLC	Nevada, USA	100%	0%	Retail sales of apparel and accessories
VidaCann, LLC	Florida, USA	100%	0%	Florida license holding company
Planet 13 Innovations LLC	Nevada, USA	100%	0%	Intellectual property holding company
Estate of Las Palmas LLC	California, USA	100%	N/A	Real estate holdings company
Club One Three, LLC	Nevada, USA	100%	N/A	Inactive

ii)	Functional currency

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

	September 30,	December 31,
	2025	2024

Raw materials	$8,170,477	$9,768,295
Packaging and miscellaneous	1,659,432	1,949,621
Work in progress	5,114,653	6,406,679
Finished goods	5,113,583	4,697,399
	$20,058,145	$22,821,994

Cost of Inventory is recognized as an expense when sold and included in the cost of goods sold. During the three and nine months ended September 30, 2025, the Company recognized $18,311,350 and $49,531,520 (2024 - $15,463,050 and $43,107,569) of inventory expensed to cost of goods sold.

4. Prepaid Expenses and Other Current Assets

	September 30,	December 31,
	2025	2024

Security deposits	$180,207	$122,839
Advertising and Marketing	14,083	259,113
Prepaid rent	931,579	965,043
Insurance	489,560	414,570
License fees	608,313	1,211,694
Miscellaneous	882,526	1,595,557
	$3,106,268	$4,568,816

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

5. Property, Plant and Equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2024	$6,065,961	$17,088,552	$17,041,131	$65,353,357	$2,958,787	$108,507,788
Additions	-	11,263	811,951	1,839,038	3,021,954	5,684,206
Transfers	-	-	369,271	2,340,665	(2,709,936)	-
Asset Impairments	(2,466,944)	(12,314,402)	(3,343,753)	(11,092,756)	-	(29,217,855)
Disposals	(3,311,050)	-	(76,700)	(212,440)	(400,000)	(4,000,190)
At September 30, 2025	$287,967	$4,785,413	$14,801,900	$58,227,864	$2,870,805	$80,973,949

Depreciation

At December 31, 2024	$28,472	$1,321,972	$10,211,536	$33,434,385	$-	$44,996,365
Additions	13,199	572,858	1,867,185	6,583,972	-	9,037,214
Asset Impairments	(24,074)	(1,098,407)	(2,516,046)	(4,998,803)	-	(8,637,330)
Disposals	-	-	(50,210)	(31,015)	-	(81,225)
At September 30, 2025	$17,597	$796,423	$9,512,465	$34,988,539	$-	$45,315,024

Carrying amount

At December 31, 2024	$6,037,489	$15,766,580	$6,829,595	$31,918,972	$2,958,787	$63,511,423
At September 30, 2025	$270,370	$3,988,990	$5,289,435	$23,239,325	$2,870,805	$35,658,925

For the nine months ended September 30, 2025, depreciation expense was $9,037,214 (2024 - $9,829,358) of which $3,594,581 (2024 - $3,270,235) was included in cost of goods sold and inventory.

During the nine months ended September 30, 2025, $2,709,936 was transferred from Construction in Progress to the other fixed accounts (2024 - $4,690,985).

During the nine months ended September 30, 2025, net impairment charges of $20,580,525 were recognized against the assets related to cultivation facilities in California and Nevada. (2024 - $2,393,087).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

6. Intangible Assets and Goodwill

	Retail Dispensary Clark County	Cultivation and Production Clark County	Illinois License	Cultivation Coalinga CA Other Intangibles	Florida MMTC License-VidaCann	VidaCann Goodwill	Other	Total
Gross carrying amount

Balance, December 31, 2024	$690,000	$709,798	$1,812,656	$5,860,000	$9,000,000	$30,661,477	$30,000	$48,763,931
Impairments	-	-	-	(5,860,000)	-	-	-	(5,860,000)
Balance at September 30, 2025	$690,000	$709,798	$1,812,656	$-	$9,000,000	$30,661,477	$30,000	$42,903,931

Coalinga, California Cultivation License

The company tests and assesses for impairment of intangible asset carrying values annually at a minimum, or when there are indicators of a loss in value, such as a decline in the market or overall business performance.  The Company has determined that the carrying value of its California cultivation license is substantially impaired and recorded an intangible asset impairment charge of $5,860,000 on the book value of the asset in the nine month period ending September 30, 2025 (2024 - $0).

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

In connection with the VidaCann transaction, the Company expensed $0 of acquisition-related costs, which have been included in general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss for the period ended  September 30, 2025, and $270,563 for the period ended September 30, 2024.

VidaCann contributed $7,553,709 in Net Revenue, $222,027 in Gross Profit, and a net loss of $4,736,358 in Consolidated Comprehensive Net Loss in the three month period ended September 30, 2025 (Net Revenue $10,503,991, Gross Profit $6,578,790 and Net Income of $54,135-2024).  VidaCann contributed $25,208,996 in Net Revenue, $8,516,604 in Gross Profit, and a net loss of $9,262,821 in Consolidated Comprehensive Net Loss in the nine-month period ended September 30, 2025 ($17,755,998 in Net Revenue, $11,356,699 in Gross Profit and Net Loss of $803,913-2024).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the revenue, gross profit and comprehensive loss that would have been reported if the acquisition had occurred at the beginning of the period indicated:

	Nine Months Ended September 30, 2024
	As Reported	VidaCann	Pro Forma

Revenue, net of discounts	$86,124,795	$18,181,672	$104,306,467
Gross Profit	43,017,226	6,793,209	49,810,435
Comprehensive Income (loss) for the period	(21,358,105)	95,058	(21,263,047)

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table provides the components of lease costs recognized in the unaudited interim condensed consolidated statement of operations and comprehensive loss for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Operating lease costs	$2,310,919	$2,335,913	$7,002,237	$5,399,428
Short term lease expense	92,084	117,926	320,984	199,514
Total lease costs	$2,403,003	$2,453,839	$7,323,221	$5,598,942

Other information related to operating and finance leases as of and for the nine months ended September 30, 2025 and 2024 is as follows:

	September 30, 2025	September 30, 2024
	Operating	Operating
	Lease	Lease

Weighted average discount rate	15.00%	15.00%
Weighted average remaining lease term	7.39	8.06

The maturities of the contractual undiscounted lease liabilities as of September 30, 2025 and  December 31, 2024 are:

	September 30,	December 31,
	2025	2024
	Operating	Operating
	Lease	Lease

2025	$2,202,441	$8,682,145
2026	8,949,673	8,750,185
2027	9,162,943	8,805,324
2028	9,232,031	8,934,274
2029	9,323,102	8,858,495
2030	8,371,402	8,109,104
2031	8,168,657	-
Thereafter	59,792,877	67,931,257

Total undiscounted lease liabilities	115,203,126	120,070,784
Interest on lease liabilities	(66,998,756)	(71,803,530)
Total present value of minimum lease payments	48,204,370	48,267,254
Lease liability - current portion	(2,021,180)	(1,818,588)
Lease liability	$46,183,190	$46,448,666

Principally all leases relate to real estate.

For the three and nine months ended September 30, 2025, the Company incurred $2,310,919 and $7,002,237 of operating lease costs (2024 - $2,335,913 and $5,399,428), of which $981,104 and $3,014,148 (2024 - $1,015,895 and $2,258,853) was allocated to cost of goods sold and inventory.

See Note 14 for additional supplemental cash flow information related to leases.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

8. Notes Payable

	September 30,	December 31,	Stated Interest		Effective	Maturity
	2025	2024	Rate		Interest Rate	Date

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	884,000	884,000	5.0%		5.0%	12/1/2019
Promissory Note to Former VidaCann shareholders	-	4,869,695	5.0%	(1)	15.0%	4/1/2025
Promissory Note to La Fayette State Bank	-	2,927,989	10.0%	(2)	15.0%	2/20/2025
Promissory Note to VidaCann former managers	1,219,475	1,177,722	7.5%	(3)	15.0%	5/6/2029
Revolving Line of Credit, cash secured with monthly interest paid at an annual rate of 5.65%	9,750,000	-	5.65%	(4)	5.65%	6/30/2026

	$11,853,475	$9,859,406
Less current portion	(10,634,000)	(8,681,684)
	$1,219,475	$1,177,722

Stated maturities of debt obligations are as follows:

2025	$-	$8,681,684
2026	10,634,000	-
2027	-	-
2028	-	-
2029	1,219,475	1,177,722
2030	-	-
Total	$11,853,475	$9,859,406

(1) The Promissory note to former VidaCann shareholders had a face value of $5,000,000. The Company determined a fair value of $4,632,129 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate. Total interest expense including accrued interest and amortization of the note discount for the nine-month period ended September 30, 2025 equaled $213,182 (2024 - $0).  This note was paid in full on April 1, 2025.

(2) The Promissory note to Lafayette State Bank had a face value of $2,947,632. The Company determined a fair value of $2,862,159 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate. Total interest expense including paid interest and amortization of the note discount for the nine-month period ended September 30, 2025 equaled $84,327 (2024 - $100,790).  This note was paid in full on February 11, 2025.

(3) The Promissory note to VidaCann former managers had a face value of $1,500,000. The Company determined a fair value of $1,148,423 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate. Total interest expense including paid interest and amortization of the note discount for the nine-month period ended September 30, 2025 equaled $153,945 (2024 - $40,993).

(4) The Company entered into a cash secured line of credit up to $9,750,000, effective June 13, 2024, with no other collateral securing the credit line (the "revolving line of credit"). The revolving line of credit contains no financial, or other incurrence-based covenants or no material maintenance covenants. The revolving line of credit balance at September 30, 2025 equaled $9,750,000 (2024 - $0).  Total interest expense for the nine-month period ended September 30, 2025 equaled $293,663 (2024 - $0).

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

i. Shares issued for Restricted Share Units

During the nine months ended September 30, 2025, 14,430,635 restricted stock units ("RSU") were awarded under the Planet 13 Holdings Inc 2023 Equity incentive plan (as amended from time to time, the "2023 Equity Plan").  200,000 of these RSUs vested and 1,238,390 RSUs were forfeited and cancelled.  The Company did not receive any cash proceeds on the settlement of the RSUs.

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

iii. Shares issued on VidaCann acquisition

On  May 9, 2024, the Company issued 80,564,554 shares of common stock of Planet 13 (the “Share Consideration”).

iv. Finders shares issued on VidaCann acquisition

On   May 9, 2024, the Company issued 1,307,698 shares of common stock of Planet 13 in finders shares related to the VidaCann acquisition.

10. Warrants

The following table summarizes the number of warrants outstanding at September 30, 2025 and  December 31, 2024.

	September 30, 2025	Weighted Average Exercise Price - USD	December 31, 2024	Weighted Average Exercise Price - USD

Balance - beginning of period	18,750,000	$0.77	-	$-
Exercised	-	$-	-	$-
Issued	-	$-	18,750,000	$0.77
Expired	-	$-	-	$-
Balance - end of period	18,750,000	$0.77	18,750,000	$0.77

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

On July 22, 2025, the Company authorized an additional 10,000,000 reserve shares for a total of 32,000,000 shares of Common Stock are available for grants under the 2023 Equity Plan and all other security based compensation arrangements of the Company, including the Prior Plans (the “Total Share Reserve”).  As of  September 30, 2025, after taking into account the 14,430,635 RSUs granted in the nine month period ended September 30, 2025, a maximum number of 15,157,319 shares of Common Stock are available for issuance under the 2023 Equity Plan, subject to adjustment pursuant to the terms of the 2023 Equity Plan.

(a) Stock Options

During the three and nine months ended September 30, 2025 and the year ended December 31, 2024

No incentive stock options were granted during the three and nine months ended September 30, 2025 or the year ended December 31, 2024.

The following table summarizes information about stock options outstanding at September 30, 2025:

	Exercise price	September 30, 2025	September 30, 2025	December 31, 2024	December 31, 2024
Expiry Date	CAD$	Outstanding	Exercisable	Outstanding	Exercisable

February 27, 2025	$1.31	-	-	51,525	51,525
December 15, 2025	$3.06	269,075	269,075	269,075	269,075
September 30, 2026	$4.37	97,322	97,322	97,322	97,322
		366,397	366,397	417,922	417,922

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the continuity of stock options for the period presented:

	September 30, 2025	Weighted Average Exercise Price - CAD	December 31, 2024	Weighted Average Exercise Price - CAD

Balance - beginning of period	417,922	$3.15	603,125	$2.58
Expired	(51,525)	1.31	(185,203)	1.31
Balance - end of period	366,397	$3.41	417,922	$3.15

Share based compensation expense attributable to employee options was $0 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

The total intrinsic value of stock options exercised, outstanding and exercisable as of September 30, 2025 and December 31, 2024 was $0, $0 and $0, respectively.

(a) Restricted Share Units

The following table summarizes the RSUs that are outstanding as at September 30, 2025 and  December 31, 2024:

	September 30,	December 31,
	2025	2024

Balance - beginning of period	300,000	1,122,429
Issued	14,430,635	485,185
Exercised	(200,000)	(1,224,278)
Surrendered for taxes	-	(83,333)
Forfeited	(1,238,390)	-
Rounding adjustment	-	(3)
Balance - end of period	13,292,245	300,000

The Company recognized $60,331 and $557,627 in share-based compensation expense attributable to the RSU vesting schedule for the three and nine months ended September 30, 2025 ($25,139 and $129,477 for the three and nine months ended September 30, 2024).

During the nine months ended September 30, 2025

14,430,635 RSU's were granted, 200,000 RSUs vested and were exercised, 1,238,390 RSUs were forfeited and cancelled.  The Company did not receive any cash proceeds from the settlement of the RSUs.

During the nine months ended  September 30, 2024

485,185 RSU's were granted, and 185,185 RSUs vested and were exercised, of which 83,333 were surrendered in exchange for payment of tax withholdings.  The Company did not receive any cash proceeds from the settlement of the RSUs.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

12. Loss Per Share

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Loss available to common stockholders	$(43,955,853)	$(7,411,190)	$(59,304,262)	$(21,358,105)

Weighted average number of shares outstanding, basic and diluted	325,363,800	325,163,800	325,362,689	281,087,233

Basic and diluted loss per share	$(0.14)	$(0.02)	$(0.18)	$(0.08)

32,408,642 and 19,653,125 potentially dilutive securities for the three and nine months ended September 30, 2025 and 2024, respectively, were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to the net losses for such periods.

13. General and Administrative

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Salaries and wages	$4,793,367	$7,267,296	$16,032,900	$16,019,641
Share based compensation	$616,654	25,416	1,174,281	154,893
Executive compensation	$728,180	869,415	2,816,843	2,173,653
Licenses and permits	$683,859	745,350	2,030,477	1,897,750
Payroll taxes and benefits	$1,150,290	1,113,463	3,734,383	3,080,493
Supplies and office expenses	$200,787	455,794	736,928	795,731
Subcontractors	$562,979	-	1,761,008	182,042
Professional fees (legal, audit and other)	$1,133,736	2,018,888	4,114,199	6,882,102
Miscellaneous general and administrative expenses	$2,117,797	2,277,224	7,244,353	5,889,036
	$11,987,649	$14,772,846	$39,645,372	$37,075,341

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

14. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,	September 30,
Change in Working Capital	2025	2024

Accounts Receivable	$(244,585)	$(98,654)
Inventory	(827,795)	(423,892)
Prepaid Expenses and Other Assets	1,462,548	1,149,638
Long-term Deposits and Other Current Assets	(34,630)	43,446
Deferred Tax Assets	(1,489,965)	(23,397)
Deferred Tax Liabilities	(1,670,703)	425,755
Accounts Payable	(889,429)	1,534,159
Accrued Expenses	(1,672)	728,506
Other Liabilities (LT)	1,080	-
Uncertain Tax Positions	10,634,938	-
Income Taxes Payable	19,600	10,811,140
	$6,959,387	$14,146,701

Cash Paid

Interest Paid on Leases	$5,397,018	$4,037,182
Income Taxes	$-	$-

Non-cash Financing and Investing Activities

Shares Issued on Exercise of Purchase Option	$-	$-
Lease additions	$1,317,140	$22,205,867
Fixed Asset Amounts in Accounts Payable	$186,819	$101,653
Reclassification of long term lease liabilities to current	$202,592	$1,058,754

15. Related Party Transactions and Balances

Related party transactions are summarized as follows:

(a) Building Lease

As part of the VidaCann acquisition on May 9, 2024, the Company entered into a long-term lease agreement with Loop's Nursery for a property in St John's Florida that is used as the Company's primary cultivation facility in Florida. Loop's Nursery is primarily owned by David Loop, one of the Company's board members. Payments for rent and associated costs related to the use of this property for the nine months ended September 30, 2025 equaled $2,618,755 (nine months ended September 30, 2024 - $883,601).

(b) Other

As part of the VidaCann acquisition on May 9, 2024, the Company acquired related party notes payable to David Loop, one of the Company's board members and Mark Ascik, in the amounts of $750,000 each (see Note 8). Payments for interest on the related party notes for the nine months ended September 30, 2025 totaled $84,452 combined (nine months ended September 30, 2024 - $36,986).

Effective March 1, 2025, the Company entered into a 30 month lease agreement with PRMN Investments Ltd for a Florida apartment unit used primarily for executive travel in Florida for oversight of Florida operations. PRMN Investments Ltd is primarily owned by Robert Groesbeck, the Company's Co-CEO.  Payments for rent and associated costs related to the use of this property for the nine months ended September 30, 2025 equaled $41,330 (nine months ended September 30, 2024 - $nil).

Effective September 19, 2025, the Company entered into a three month consulting agreement with Off the House, LLC, an entity owned and operated by the stepson of Robert Groesbeck, the Company's Co-CEO. After the initial three month period, the contract continues on a month to month basis.  Total contract payments for the nine months ended September 30, 2025 equaled $0 (nine months ended September 30, 2024 - $nil).

For the nine-month period ended  September 30, 2025, $18,250 was due to Off the House, LLC, no other amounts were due to related parties ( December 31, 2024 - $nil).

16. Commitments and Contingencies

(a) Construction Commitments

The Company had $789,160 of outstanding construction commitments as of September 30, 2025 ( December 31, 2024 - $786,490).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

(b) Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at September 30, 2025, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, we may become involved in legal or regulatory proceedings, lawsuits and other claims arising in the ordinary course of our business. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of such matters will be. However, based on our knowledge, as of September 30, 2025, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Liquidity risk

The Company’s approach to managing risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of September 30, 2025, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases, notes payable and taxes. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been the public issuance of common equity. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

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

Currency rate risk

As of September 30, 2025, none of the Company’s financial assets and liabilities were held in Canadian dollars. The same was true as of September 30, 2024. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time. The Company’s exposure to a 10% change in the foreign exchange conversion rate at September 30, 2025 equals $nil.

18. Disaggregated Revenue

The following table presents the Company’s disaggregated revenue by sales channel:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Retail	$21,025,924	$28,958,664	$69,853,560	$75,620,049
Wholesale	2,244,287	3,200,406	8,302,819	10,504,746

Net revenues	$23,270,211	$32,159,070	$78,156,379	$86,124,795

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

20. Property Recovered in Settlement

On March 3, 2025 the Company announced significant recovery of funds related to El Capitan, including a settlement and recovery of $2.1 million of funds which were held at Bridge Bank, a division of Western Alliance Bank (collectively "WAB"), bringing the total recovery of funds held at WAB to $5.5 million. Additionally, the Company, through a wholly-owned subsidiary, obtained real estate (the "Real Property") valued at approximately $5.0 million based on comparable sales, and carried on the balance sheet at a net (after estimated costs to sell) value of $4.6 million.  On July 15, 2025, the Real Property was sold at a net value (after estimated costs to sell) of $4.1 million, resulting in a loss on sale of assets of $502,154.  The recovery amount is also included in the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2025 in Other income, net and also in the Interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 in adjustments for items not involving cash, recovery of property in legal settlement.

21. Subsequent Events

On October 29, 2025, the Company entered into an Asset Purchase Agreement ("APA") for the sale of its Orange County, California dispensary and is currently awaiting regulatory approvals for the transfer of the retail license and completion of the transaction, which is expected to occur within approximately three to four months of the execution of the APA.  The sale is also subject to customary closing conditions. The proceeds from the sale are expected to be negligible after deducting expenses and lease termination fees.  The sale reflects the Company's strategy to focus its resources on its highest performing markets and to position the Company for long-term growth and profitability.

On November 3, 2025, the Company announced plans to discontinue operations at its cultivation facility in Coalinga, California.  The closure will involve the wind-down of operations and sell through of existing inventory through the remainder of 2025.  The Company determined that this action was necessary to improve overall profitability and cash flow and to focus on its core businesses in Nevada and Florida.  The cultivation facility, equipment and land are owned by the Company and have been classified as assets held for sale on the balance sheet date as of  September 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three and nine months ended September 30, 2025. It is supplemental to, and should be read in conjunction with, our unaudited condensed interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

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

As of September 30, 2025, we employed approximately 725 full-time and 58 part-time employees and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensaries, while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California licensed cannabis cultivation, production and distribution activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing activities, (d) VidaCann, LLC (“VidaCann”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) Planet 13 Illinois, LLC (“Planet 13 Illinois”) which holds our Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

Nevada

As of September 30, 2025, we held the following licensed cannabis operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the Planet 13 Las Vegas SuperStore with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and a small-indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, (e) one cannabis distribution license and (f) one cannabis consumption license operating as Dazed! Consumption Lounge, a 3,000 square foot location inside the Planet 13 Las Vegas Superstore. At the Planet 13 Las Vegas Superstore, we also offer ancillary services to our customers, including a restaurant (currently closed and awaiting a new tenant operator) with a liquor license, a retail store, and our online cannabidiol (“CBD”) store which also sells products in our facility.

California

As of September 30, 2025, we held the following licensed operations in California: (a) an adult-use dispensary superstore co-located with a distribution license at our 33,000 square foot facility in Santa Ana (the “Planet 13 OC Superstore”), and (b) one dual-use and two adult-use cultivation licenses along with a nursery license and distribution license at our 35,000 square foot cultivation facility, and one Type P production license at a 4,000 square foot facility.  The Company has announced plans to discontinue operations at both its Orange County, California retail store, as well as its Coalinga California cultivation facility.  The Company expects to have divested all California operations by early first quarter of 2026 in an effort to focus resources on its highest performing markets such as Nevada and Florida and to position the Company for long-term growth and profitability.

Florida

As of September 30, 2025, we are continuing capital outlays to utilize our Florida MMTC license issued by the Florida Department of Health that was acquired through our acquisition of VidaCann. The VidaCann acquisition added a cultivation and processing facility, a production facility and a 26 retail store network, to which we have added seven additional locations, bringing the total number of medical dispensaries we operate in Florida to 33.  As of the date of this Quarterly Report on Form 10-Q, as part of our Florida expansion, we have one active lease agreement for an additional dispensing location in Sarasota, Florida, which remains subject to completion of tenant improvements and regulatory inspection prior to sales to customers.  In addition, we are nearing completion on the construction of a new butane hash oil lab facility to enhance our current product portfolio starting in late fourth quarter of 2025.

Illinois

As of September 30, 2025 we operate one Planet 13 branded dispensary in Waukegan, Illinois. The Company has plans to leverage its resources in Illinois by introducing its exclusive line of products through licensing agreements for sale at its retail store and wholesale throughout the State in 2026.

Competitive Conditions

The markets in which we operate are highly competitive, with increasing competition from larger, better financed companies, as well as new entrants. Competition has become more intense as competitors offer an increasing number of diversified products and engage in price competition in all markets.  Planet 13 is committed to enhancing the customer experience through events, exclusive product offerings, improved pricing and enhancements to its loyalty program to help attract and retain customers in light of this competitive environment.

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

Recent Developments

The U.S. government has continued to impose increased tariffs on goods imported from various countries, which have led to reciprocal tariffs and other trade measures. We continue to actively monitor the tariff developments and any potential impacts. We do not expect them to have a material impact on our business, cost structure, or supply chain.  In addition, the adoption of the One Big Beautiful Bill Act is unlikely to have any material impact on Planet 13 and its operations.

Results of Operations

	Three Months Ended
	September 30,	September 30,	Percentage
Expressed in USD$	2025	2024	Change
Revenue
Net revenue	23,270,211	32,159,070	(27.6)%
Cost of Goods Sold	(18,311,350)	(15,463,050)	18.4%
Gross Profit	4,958,861	16,696,020	(70.3)%
Gross Profit Margin %	21.3%	51.9%

Expenses
General and Administrative	11,987,649	14,772,846	(18.9)%
Sales and Marketing	1,171,083	1,572,549	(25.5)%
Lease expense	1,345,835	1,320,018	2.0%
Impairment loss	29,844,227	—	-
Depreciation and Amortization	1,855,914	2,355,052	(21.2)%
Total Expenses	46,204,708	20,020,465	130.8%

Income (Loss) From Operations	(41,245,847)	(3,324,445)	1140.7%

Other Income (Expense):
Interest expense, net	(91,934)	30,263	(403.8)%
Foreign exchange gain (loss)	—	(3,066)	(100.0)%
Other income, net	(1,799,946)	376,717	(577.8)%
Total Other Income	(1,891,880)	403,914	(568.4)%

Loss for the period before tax	(43,137,727)	(2,920,531)	1377.1%
Provision for income tax (current and deferred)	(818,126)	(4,490,659)	(81.8)%
Loss for the period	(43,955,853)	(7,411,190)	493.1%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.14)	$(0.02)

Weighted Average Number of Shares Outstanding
Basic and diluted	325,363,800	325,163,800

	Nine Months Ended
	September 30,	September 30,	Percentage
Expressed in USD$	2025	2024	Change
Revenue
Net revenue	78,156,379	86,124,795	(9.3)%
Cost of Goods Sold	(49,531,520)	(43,107,569)	14.9%
Gross Profit	28,624,859	43,017,226	(33.5)%
Gross Profit Margin %	36.6%	49.9%

Expenses
General and Administrative	39,645,372	37,075,341	6.9%
Sales and Marketing	4,344,072	4,380,926	(0.8)%
Lease expense	4,032,796	3,140,575	28.4%
Impairment loss	29,844,227	2,393,087	-
Depreciation and Amortization	5,442,633	6,559,123	(17.0)%
Total Expenses	83,309,100	53,549,052	55.6%

Income (Loss) From Operations	(54,684,241)	(10,531,826)	419.2%

Other Income (Expense):
Interest expense, net	(645,635)	139,405	(563.1)%
Foreign exchange gain (loss)	(3,113)	(13,108)	(76.3)%
Other income, net	3,504,281	(67,013)	(5329.3)%
Total Other Income	2,855,533	59,284	4716.7%

Loss for the period before tax	(51,828,708)	(10,472,542)	394.9%
Provision for income tax (current and deferred)	(7,475,554)	(10,885,563)	(31.3)%
Loss for the period	(59,304,262)	(21,358,105)	177.7%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.18)	$(0.08)

Weighted Average Number of Shares Outstanding
Basic and diluted	325,362,689	281,087,233

Three and Nine Months Ended September 30, 2025 Compared to the Three and Nine Months Ended June 30, 2024

Revenue, net of Discounts

The Company experienced a decrease in net revenue of $8,888,859, down 27.6% from $32,159,070 during the three months ended September 30, 2024 and a decrease of $7,968,416, down 9.3% from $86,124,795 during the nine months ended September 30, 2024. The decrease in net revenue during the three and nine months ended September 30, 2025 was primarily driven by price compression in all markets and an increase in new dispensaries in the Florida market. The Company saw a reduction in the number of customers at the Planet 13 Las Vegas Superstore compared to the prior year, and decreases in revenue from both retail operations and wholesale operations in California and Nevada. In particular, the flower category suffered from intense price compression and oversupply in the market, negatively impacting both retail and wholesale revenue in the period. We believe that a decline in tourism in Las Vegas, combined with an overall reduction in the disposable income of our customers during the nine months ended September 30, 2025, had a negative impact on the number of tourists and local customers visiting the Planet 13 Las Vegas Superstore and our other retail locations.

Details of net revenue by product category are as follows:

	Three Months Ended
	September 30,	September 30,	Percentage
	2025	2024	Change
Flower	$8,577,585	$12,186,833	(29.6)%
Concentrates	7,661,562	10,118,100	(24.3)%
Edibles	3,667,384	4,771,498	(23.1)%
Topicals and Other Revenue	1,119,393	1,882,233	(40.5)%
Wholesale	2,244,287	3,200,406	(29.9)%
Net revenue	$23,270,211	$32,159,070	(27.6)%

	Nine Months Ended
	September 30,	September 30,	Percentage
	2025	2024	Change
Flower	$28,728,017	$30,997,127	(7.3)%
Concentrates	24,876,348	26,756,157	(7.0)%
Edibles	12,801,895	13,603,796	(5.9)%
Topicals and Other Revenue	3,447,300	4,262,969	(19.1)%
Wholesale	8,302,819	10,504,746	(21.0)%
Net revenue	$78,156,379	$86,124,795	(9.3)%

Gross Profit

Gross profit margin for the three months ended September 30, 2025 was 21.3% compared to 51.9% for the three months ended September 30, 2024 and was 36.6% for the nine months ended September 30, 2025 compared to 49.9% for the nine months ended September 30, 2024. Overall gross profit was $28,624,859 and $43,017,226 for the nine months ended September 30, 2025 and 2024 respectively, a decrease of 33.5%.

The decrease in gross profit margin for the three and nine months ended September 30, 2025 was the result of several factors including: price compression seen in retail sales channels, as well as in the Nevada and California wholesale markets, particularly in the flower category. In addition, due to the high level of vertical integration in the Nevada and Florida markets, the Company faced issues related to over capacity at its cultivation and production facilities which led to an increase in aged inventory. The Company increased its reserve for slow moving inventory by $3,500,000 in the three months ended September 30, 2025 and has implemented additional strategies to help prevent excess inventory build and reduce production costs. Excluding the impact of inventory related charges and California wholesale revenue at, or below cost to produce, the Company estimates gross margin at approximately 45% both for the three and nine months ended September 30,2025.

General and Administrative Expenses

General and Administrative (“G&A”) expenses (which includes non-cash share-based compensation expenses), increased by 6.9% during the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024. The increase in G&A expenses incurred was a result of the addition of the VidaCann operations with only a partial period under the Company's ownership included in the prior period and an increase in share-based compensation resulting from the March 31, 2025 RSU grant. These increases were partially mitigated by focused cost cutting initiatives undertaken by the Company during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 49.2% for the nine months ended September 30, 2025, compared to 42.9% for the nine months ended September 30, 2024.

A detailed breakdown of G&A expenses is as follows:

	Three Months Ended
	September 30,	September 30,	Percentage
	2025	2024	Change
Salaries and wages	$4,793,367	$7,267,296	(34.0)%
Share-based compensation expense	616,654	25,416	2326.2%
Executive compensation	728,180	869,415	(16.2)%
Licenses and permits	683,859	745,350	(8.2)%
Payroll taxes and benefits	1,150,290	1,113,463	3.3%
Supplies and office expenses	200,787	455,794	(55.9)%
Subcontractors	562,979	—	—%
Professional fees (legal, audit and other)	1,133,736	2,018,888	(43.8)%
Miscellaneous general and administrative expenses	2,117,797	2,277,224	(7.0)%
	$11,987,649	$14,772,846	(18.9)%

	Nine Months Ended
	September 30,	September 30,	Percentage
	2025	2024	Change
Salaries and wages	$16,032,900	$16,019,641	0.1%
Share-based compensation expense	1,174,281	154,893	658.1%
Executive compensation	2,816,843	2,173,653	29.6%
Licenses and permits	2,030,477	1,897,750	7.0%
Payroll taxes and benefits	3,734,383	3,080,493	21.2%
Supplies and office expenses	736,928	795,731	(7.4)%
Subcontractors	1,761,008	182,042	867.4%
Professional fees (legal, audit and other)	4,114,199	6,882,102	(40.2)%
Miscellaneous general and administrative expenses	7,244,353	5,889,036	23.0%
	$39,645,372	$37,075,341	6.9%

Non-cash, share-based compensation of $616,654 was recognized during the three months ended September 30, 2025, increasing from $25,416 that was recognized during the three months ended September 30, 2024. The increase is attributable to the 13,673,635 Restricted Share Units (“RSUs”) that were granted on March 31, 2025.  These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying RSUs. See Note 12 to our audited consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2024, for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses decreased by 25.5% or $401,466 during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased 0.8% or $36,854 during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. The decrease in marketing expenses was a result of the Company's overall cost reduction efforts, partially offset by the cost of efforts to drive increased customer traffic to the Planet 13 Las Vegas Superstore and expenses incurred in Florida promoting our expanded store network and Planet 13 rebrand.

Lease expense increased by 2.0% during the three months ended September 30, 2025, when compared to the three months ended September 30, 2024 and increased 28.4% during the nine months ended September 30, 2025 when compared to the nine months September 30, 2024. The increase in Lease expense is due to ongoing annual increases in contracted lease rates on the Company’s leased properties during the year as well as the addition of the dispensary, cultivation and processing facility leases in Florida.

Depreciation and amortization decreased by 21.2% during the three months ended September 30, 2025, when compared to the three months ended September 30, 2024 and decreased 17.0% in the nine months ended September 30 2025 when compared to the nine months ended September 30, 2024. The reduction is primarily due to the elimination of depreciation charges as a result of asset impairments.

Impairment charges of $29,844,227 were incurred during the nine months ended September 30, 2025 related to cultivation assets in Nevada and California that the Company determined had carrying values in excess of their fair values.  The ongoing decline in the market price for flower in these markets was the indication that these assets may be impaired. During the nine months ended September 30, 2024, the Company recorded an impairment loss of $2,393,087 related to the write-down to net realizable value of construction in process assets for a steel building kit structure at our Florida operations that is no longer going to be used in the operations.

Interest expense of $91,934 was incurred during the three months ended September 30, 2025, compared to net interest expense of $30,263 during the three months ended September 30, 2024. Interest expense was $645,635 for the nine months ended September 30, 2025 compared to interest income of $139,405 during the nine months ended September 30, 2024. Interest expense is related to the revolving line of credit, net of interest earned on a corresponding money market account, plus accrued interest on our long-term debt that is due and payable on demand. The balance of long-term debt as of September 30, 2025, was $1,219,475 compared to $1,177,722 as of December 31, 2024.

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

Other income/expense, consisting of losses on sale of fixed assets and other miscellaneous charges, partially offset by Automated Teller Machine (“ATM”) fees, and other income, was expense of $1,799,946 for the three months ended September 30, 2025, compared to other income consisting of ATM fees, and other miscellaneous income of $376,717 for the three months ended September 30, 2024. Other income, consisting of ("ATM") fees and other miscellaneous income/expense, including the recovery of a property in a legal settlement related to the El Capitan matter valued at $4,570,227 was $3,504,281 for the nine months ended September 30, 2025 compared to $67,013 in the nine months ended September 30, 2024.

Income tax expense for the three months ended September 30, 2025, was $818,126 compared to $4,490,659 for the prior year period. The tax expense decreased due to overall business performance in the current period when compared to the prior year. Income tax expense decreased during the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024 due to an overall reduction in taxable income year over year. We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the three months ended September 30, 2025, was $43,955,853 (($0.14) per share) compared to an overall net loss of $7,411,190 (($0.02) per share) for the three months ended September 30, 2024. The overall net loss for the Nine months ended September 30, 2025, was $59,304,262 (($0.18) per share) compared to an overall net loss of $21,358,105 (($0.08) per share) for the nine months ended September 30, 2024

Segmented Disclosure

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

Liquidity and Capital Resources

As of September 30, 2025, our financial instruments consist of cash, deposits, accounts receivable, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of September 30, 2025, we have working capital of $18,564,637 compared to working capital of $15,564,382 as of September 30, 2024. The Company believes that it has adequate liquidity in the form of cash on hand to fund all its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months and the planned build-out of its operations in Florida.  The Company currently has a cultivation facility for sale in Coalinga, California, that includes an owned building, land and licensing that is valued by the Company at $3,000,000. The Company is planning to use the proceeds from the future sale to fund its ongoing operations and expansion in Florida.

The Company entered into a cash secured line of credit up to $9,750,000, effective June 13, 2024, with no other collateral securing the credit line (the "revolving line of credit"). The revolving line of credit had no previous draws until the quarter ended March 31, 2025. The revolving line of credit contains no financial or other incurrence-based covenants and no material maintenance covenants. The revolving line of credit was used to pay off the approximately $3 million note payable at Lafayette State Bank that matured on February 20, 2025, the $5 million note to former VidaCann shareholders, plus accrued interest that was due on April 1, 2025, plus some additional construction projects that were completed in the nine months ended September 30, 2025.

The following table relates to the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash flows used in operating activities	$(10,570,883)	$6,642,779
Cash flows provided by investing activities	514,518	(1,236,623)
Cash flows provided by financing activities	1,802,368	6,773,923

Cash Flows from Operating Activities

Net cash used in operating activities was $10,570,883 for the nine months ended September 30, 2025, compared to cash provided by operating activities of $6,642,779 for the nine months ended September 30, 2024. A significant portion of the increase in cash used in operating activities is directly attributable to the net change in certain working capital items during the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024.

Cash Flows from Investing Activities

Net cash provided by investing activities was $514,518 for the nine months ended September 30, 2025, compared to net cash used in investing activities of $1,236,623 for the nine months ended September 30, 2024. Funds received were related to the sale of a property in Santa Barbara that was recovered in a legal settlement and the sale of land in Florida that was no longer needed and previously held for sale.  Capital expenditures were primarily related to new store buildouts and upgrades to the cultivation and production facilities in Florida.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1,802,368 during the nine months ended September 30, 2025, compared to net cash provided by financing activities of $6,773,923 for the nine months ended September 30, 2024. The funds received in the current period were draws from the revolving line of credit, partially offset by the payoff of debts related to the VidaCann acquisition.  Prior year net funds received were related to the closing of an equity financing in March 2024.

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

Should financing not be available, the Company has adequate liquidity in the form of cash on hand and assets for sale to fund all of its planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, including the planned build-out of its operations in Florida.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2025, or as of the date hereof.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of September 30, 2025, our Co-Chief Executive Officers and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

The Company’s executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of its common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended September 30, 2025, no officer or director adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

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

Date: November 12, 2025	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen McLean
Stephen McLean
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)