Form 10-K
period 2025-12-31
Planet 13 Holdings Inc.
filed 2026-03-25
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Common Stock held by non-affiliates on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of these shares on the Canadian Securities Exchange, converted to USD using the exchange rate posted by the Bank of Canada on June 30, 2025 of USD$1.00=CAD$1.3643) was $43,406,679.

As of March 25, 2026, there were 328,170,798 shares of Common Stock outstanding.

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

In Florida, our subsidiary holds one Medical Marijuana Treatment Center license that allows us to operate an unlimited number of medical dispensary locations (33 locations were in operation as of December 31, 2025), and operate multiple cultivation facilities ( one is currently operational and approved by state regulators) and operate multiple manufacturing facilities (one is currently operational as of December 31, 2025).

In Illinois, our subsidiary holds one adult-use dispensing license.

We currently own and manufacture cannabis products under the following brands: HaHa (gummies and beverages), Dreamland (chocolates), TRENDI (flower, vapes and concentrates), Medizin (flower, vapes, and concentrates), Leaf and Vine (flower and vapes) and have a customer-loyalty database of over 485,000 customers.

The following table presents the inter-corporate relationships between us and our subsidiaries as of the date hereof.

Subsidiaries of Company	Ownership and control	Description
MM Development Company, Inc.	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company, LLC	100%	Management/holding company
LBC CBD, LLC	100%	CBD retail sales and marketing
Newtonian Principles, Inc.	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	100%	Holding company for Next Green Wave, LLC
Next Green Wave, LLC	100%	Subsidiary of Crossgate Capital U.S. Holdings Corp.; California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	100%	Illinois license holding company; cannabis retail sales
BLC NV Food, LLC	100%	Holding company for By The Slice, LLC
By The Slice, LLC	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Planet 13 Chicago, LLC	100%	Holding company
Planet 13 Real Prop, LLC	100%	Holding company
Planet 13 Lifestyles LLC	100%	Retail sales of apparel and accessories
VidaCann, LLC	100%	Florida license holding company
Planet 13 Innovations LLC	100%	Intellectual property holding company
Estate of Las Palmas LLC	100%	Real estate holding company
ORB13T LLC	100%	Inactive
Club One Three, LLC	100%	Inactive

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

On September 15, 2023 we filed articles of domestication and articles of incorporation with the Secretary of State of the State of Nevada and changed our jurisdiction from the Province of British Columbia, Canada, to the State of Nevada, pursuant to a court-approved plan of arrangement. For further information, see “Nevada Domestication”.

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

2024 Opening of 29th Dispensary in Gulf Breeze, Florida

On December 18, 2024, Planet 13 announced the opening of Planet 13 Gulf Breeze, marking its 29th dispensary in Florida and 33rd location nationwide.

2024 Opening of 30th Dispensary in Panama City, Florida

On December 26, 2024, Planet 13 announced the opening of Planet 13 Panama City, its 30th dispensary in Florida and 34th nationwide.

Recent Developments

2025 Opening of Dispensary in Port Richey, Florida

On March 27, 2025, Planet 13 announced the opening of Planet 13 in Port Richey, Florida.

2025 Opening of Dispensary in Orange Park, Florida

On April 2, 2025, Planet 13 announced the opening of Planet 13 in Orange Park, Florida.

2025 Opening of Dispensary in Edgewater, Florida

On April 30, 2025, Planet 13 announced the opening of Planet 13 in Edgewater, Florida.

2025 Closure of Two Miami Dispensaries

Planet 13 closed its two Miami dispensaries June 2025 as part of an operational restructuring and market optimization strategy.

Launch of HaHa Soft Chews in Florida

In September 2025, Planet 13 launched its HaHa branded soft chew edible products at its dispensary locations across Florida. The products, which include multiple THC and THC/CBD formulations, expand Planet 13’s portfolio of branded cannabis edibles in the Florida medical cannabis market. Planet 13 also announced plans to introduce additional edible products, including sugar-free HaHa soft chews and Dreamland branded chocolates, as part of its strategy to expand branded product offerings in key markets.

2025 Opening of Dispensary in Deland, Florida

On October 13, 2025, Planet 13 announced the opening of Planet 13 in Deland, Florida.

2025 Opening of Dispensary in Pace, Florida

On October 20, 2025, Planet 13 announced the opening of Planet 13 in Pace, Florida.

Planet 13 Launches Exclusive Partnership to Bring ONI’s Renowned Products to Florida

In November 2025, the Company entered into a partnership with Praetorian Global, Inc. to launch ONI-branded cannabis products exclusively at the Company’s Florida dispensaries. The collaboration introduces ONI’s “Private Stock – Powered by ONI Genetics” product line to Florida’s medical cannabis market, including solventless hash rosin vape products and cold cure rosin, with initial product availability beginning in November 2025 and additional product launches expected in 2026. The partnership expands the Company’s branded product offerings and supports its strategy of providing premium cannabis products across its retail footprint in Florida.

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

Licenses

Please see Table 1 below for a list of the cannabis licenses issued to us in each state.

Table 1: Licenses

Holding Entity	Permit/License	Jurisdiction	Expiration/Renewal Date	Description
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2026	Dispensary
MMDC	Adult-Use	Clark County, NV	November 30, 2026	Dispensary
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2026	Cultivation
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2026	Production
MMDC	Medical/Adult-Use	Nye County, NV	June 30, 2025	Cultivation
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2026	Cultivation
MMDC	Medical/Adult-Use	Clark County, NV	June 30, 2026	Production
MMDC	Medical	Nye County, NV	June 30, 2025	Production
MMDC	Adult-Use	Nye County, NV	June 30, 2025	Production
MMDC	Distribution	Clark County, NV	March 31, 2026	Distribution
MMDC	Medical/Adult-Use	Nevada-Tribal	July 8, 2025	Cultivation/Production
MMDC	Consumption Lounge	Clark County, NV	June 30, 2026	Consumption Lounge
MMDC	Adult-Use	Clark County, NV	June 30, 2026	Retail Store
Newtonian	Medical / Adult-Use Retailer	Santa Ana, CA	April 17, 2026	Dispensary
Newtonian	Medical / Adult-Use Retailer	Santa Ana, CA	June 11, 2026	Distribution
Newtonian	Event Organizer	Santa Ana, CA	August 3, 2026	Event Organizer
NGW, LLC	Medical/Adult-Use	Coalinga, CA	June 20, 2026	Distribution
NGW, LLC	Medical/Adult-Use	Coalinga, CA	October 27, 2026	Manufacturer Type 6
NGW, LLC	Adult-Use	Coalinga, CA	November 17, 2026	Cultivation, Medium Indoor
VidaCann, LLC	MMTC	Florida	July 24, 2026	MMTC
Planet 13 Illinois	Adult-Use Dispensing	Chicago-Naperville-Elgin, IL	March 31, 2026	Dispensary

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

Co-located with the Planet 13 Las Vegas Superstore complex, we operate a customer-viewable production facility manufacturing wholesale edible and concentrate products, include TRENDI, Leaf & Vine, Dreamland Chocolates, HaHa gummies and infused beverages. These products are sold in-store and wholesale to other dispensaries in Nevada.

We also operate the Medizin dispensary, reopened in November 2020, and operate the Planet 13 OC Superstore dispensary in Santa Ana, California which opened on July 1, 2021, and operate the Planet 13 dispensary in Waukegan, Illinois,

In Florida we operate 33 medical dispensaries throughout the state that encompass over 80,000 square feet of retail space.

Through our cultivation and production facilities in Nevada, we manufacture and sell brands at wholesale to licensed dispensaries in addition to selling these products in our own dispensaries.  Our cultivation and production facilities in Florida supply products exclusively to our 33 medical dispensaries in the state.

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

In Illinois we operate one retail dispensary and compete against 260 other dispensary locations throughout the state. There is a ten (10) store cap on licensed locations that can be owned or controlled by an individual operator or affiliated group.

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

Cycles

There have been seasonal fluctuations observed in the Planet 13 Las Vegas Superstore operations, reflective of the Las Vegas market specifically, as well as industry-wide cannabis-themed holidays and events. These potential seasonal fluctuations have presented the industry and the Planet 13 Las Vegas Superstore with a unique set of opportunities and challenges. Our Planet 13 OC location opened on July 1, 2021, and has more limited seasonal fluctuations at this location. Our Illinois dispensary has a limited operational history, and we continue to monitor the seasonal fluctuations at this location. Operations across our 33 medical dispensary locations in Florida are also subject to seasonal fluctuations, with the summer months (June- October period) seeing a marginal decrease in demand.

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

Human Capital

As of December 31, 2025, we employed approximately 641 full-time and 83 part-time employees, and we anticipate that number will decrease as we divest our operations in California. Full time employees are distributed among several departments, including sales, management and administration, security, cultivation, operations, marketing, facilities, human resources, finance, accounting and legal. In order to ensure that the motivation, integrity and culture of our team stays strong, our Board of Directors (the “Board”) and executive team put significant focus on our human capital resources.

We are committed to providing equal employment opportunities to all employees and applicants. This commitment extends to all of our employment practices including recruiting, hiring, training, promotions, and benefits.

Our goal is to use the highest standards in attracting and training the best talent. Our recruiting practices and decisions on whom to hire are among our most important activities. We utilize professional services, industry groups, social media, local job fairs, and educational organizations across the country to find diverse, motivated, and responsible employees. All employees must successfully complete background checks and drug screening as required by company policy and applicable regulations. To support the advancement of our employees, we offer training and development programs encouraging advancement from within. These programs include employee mentoring and one-on-one quality and regulatory training sessions overseen by our Human Resources Department and Regulatory Compliance team.

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

Legal and Regulatory Matters

United States Federal Law Overview

At the federal level, cannabis currently remains a Schedule I controlled substance under the U.S. Controlled Substance Act of 1970 (the “CSA”). Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the drug under medical supervision. As such, the manufacture, importation, possession, use or distribution of cannabis remains illegal under U.S. federal law. This has created a dichotomy between state and federal law, whereby many states have elected to regulate and remove state-level penalties regarding a substance that is still illegal at the federal level. As of December 31, 2025, and despite the conflict with U.S. federal law, at least forty (40) states, the District of Columbia, the Commonwealth of the Northern Mariana Islands, Guam, Puerto Rico, and the U.S. Virgin Islands have legalized cannabis for medical use. Twenty-four (24) of those states and the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam have legalized the adult use of cannabis for recreational purposes.

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

In December 2025, President Trump issued an Executive Order directing the U.S. Attorney General to expedite the administrative review process concerning the potential rescheduling of marijuana from Schedule I to Schedule III under the Controlled Substances Act, following a 2023 recommendation by the U.S. Department of Health and Human Services. Any such change remains subject to completion of the formal rulemaking process led by the U.S. Drug Enforcement Administration and other relevant federal agencies. As of early 2026, federal cannabis policy continues to evolve, and potential actions by the DEA or Congress could represent the most significant regulatory shift in decades. Until definitive action is taken, the cannabis industry continues to operate within a complex and fragmented regulatory environment while monitoring developments at the federal level.

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

In April 2023, the bill was reintroduced as H.R. 2891 and S. 1323, with the Senate Banking Committee approving it in September 2023. In 2024, the bill was revised and rebranded as the SAFER Banking Act (S. 2860), broadening its regulatory scope. The Senate Banking Committee advanced the SAFER Banking Act in late 2024, but as of March 1, 2026, it has yet to receive a full Senate vote and has not been enacted into law. While momentum for cannabis banking reform continues, financial institutions remain restricted in providing services to the industry, creating operational challenges and cash-handling risks for cannabis businesses.

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

Most recently, the Joyce Amendment was renewed through the signing of the Consolidated Appropriations Act, 2024 in January 2024, extending protections for the medical cannabis industry through the current fiscal year. The amendment has continued to be included in subsequent continuing resolutions and federal appropriations legislation, including funding measures for fiscal year 2025, and, as of March 2026, remains in effect. The amendment, which has been included in federal spending bills since FY 2015, prevents the Department of Justice from using congressionally appropriated funds to interfere with state-legal medical cannabis operations. However, the protection applies only to medical cannabis programs and must be renewed through future appropriations legislation, and therefore remains subject to potential lapse. However, its future remains uncertain as broader federal cannabis reform efforts, including the SAFE Banking Act and descheduling proposals, continue to face legislative challenges.

In May 2024, the U.S. Department of Justice, following a recommendation from the U.S. Department of Health and Human Services, initiated formal rulemaking proceedings to reschedule cannabis from Schedule I to Schedule III under the Controlled Substances Act. The proposed rule was published in the Federal Register and a public comment period was completed. As of March 2026, a final rule has not yet been issued and the rescheduling has not taken effect. If cannabis is ultimately rescheduled to Schedule III, such action would not constitute full federal legalization but could have significant implications for the industry, including the potential elimination of Internal Revenue Code Section 280E limitations on the deductibility of ordinary business expenses. There can be no assurance as to the timing or outcome of this rulemaking process.

As of March 1, 2026, more than half of U.S. states have legalized cannabis for adult use, and an even greater number permit medical cannabis. While federal prohibition remains, momentum for reform is increasing, including proposed rescheduling under the Controlled Substances Act and discussions on comprehensive legalization.

Despite the legal, regulatory, and political obstacles the cannabis industry currently faces, the industry has continued to grow. It was anticipated that the federal government would eventually repeal the federal prohibition on cannabis and thereby leave the states to decide for themselves whether to permit regulated cannabis cultivation, production and sale, just as states are free today to decide policies governing the distribution of alcohol or tobacco. However, there can be no assurance that comprehensive federal legalization or descheduling will occur.

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

Nevada has a medical marijuana program and passed adult-use legalization through the ballot box in November 2016. Under Nevada’s adult-use marijuana law, the state licensed marijuana cultivation facilities, product manufacturing facilities, distributors, retail stores and testing facilities. For the first 18 months after legalization, applications to the DOT for adult- use establishment licenses were only accepted from existing medical marijuana establishments and from existing liquor distributors for the adult-use distribution license. The Division licensed and regulated medical marijuana establishments up until July 1, 2017, when the state’s medical marijuana program merged with adult-use marijuana enforcement under the DOT. After merging medical and adult-use marijuana regulation and enforcement, the single regulatory agency was known as the “Marijuana Enforcement Division of the Department of Taxation”. The DOT oversaw regulation of cannabis operations until the CCB took over on July 1, 2020. The Nevada Cannabis Compliance Board (“CCB”) continues to serve as the sole regulatory authority for licensing, regulation and enforcement of cannabis operations in Nevada.

In February 2017, the state announced plans to issue “early start” recreational marijuana establishment licenses in the summer of 2017. These licenses expired at the end of the year and, beginning on July 1, 2017, allowed marijuana establishments holding both a retail marijuana store and dispensary license to sell their existing medical marijuana inventory as either medical or adult-use marijuana. All cannabis cultivated and infused products produced under the adult-use program that were not existing inventory at a medical marijuana dispensary were transported to retail marijuana stores utilizing a licensed retail marijuana distributor. Starting on July 1, 2017, medical and adult-use marijuana became subject to a 15% excise tax on the first wholesale sale (calculated on the fair market value) and adult-use cannabis is subject to an additional 10% special retail marijuana sales tax in addition to any general state and local sales and use taxes. These tax structures remain in effect as of March 2026, subject to potential legislative amendment.

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

In early 2019, Nevada legislature passed Nevada Assembly Bill 533 (“AB533”), which authorized the formation of the CCB to be vested with the authority to license and regulate persons and establishments engaged in cannabis activities within Nevada and promulgated statutes which will replace Nevada Revised Statute (“NRS”) 453A and 453D effective on July 1, 2020. Those statutes are currently codified at NRS 678A, B, C and D. On July 21, 2020, the CCB adopted final Nevada Cannabis Compliance Regulations 1 through 14 (“NCCR”) which are substantially similar to the former Nevada Administrative Code Sections 453A and 453D, and continue to govern operational compliance, ownership, and licensing matters, subject to periodic amendment by the CCB.

In response to industry feedback, on October 20, 2020, the CCB amended NCCR 5 to give clarity regarding public company ownership of Nevada cannabis companies. Generally, those amendments include such companies being required to provide to the CCB notice of annual general meetings of shareholders and a non-objecting beneficial owners (“NOBO”) list as of the record date of each such meeting, and disclosure of any stockholders having 5% or greater ownership interest or that are able to exert control over a Nevada cannabis establishment. Additionally, the CCB requires an updated list of all beneficial owners, regardless of amount or type of ownership, but if a list of all beneficial owners cannot be obtained through reasonable cost and/or effort, the publicly traded company must provide an updated NOBO list as of the annual meeting record date, and explain why it cannot provide a list of all beneficial owners through reasonable cost and effort. These reporting and disclosure requirements for publicly traded cannabis companies remain in effect as of March 2026.

Nevada does not have any U.S. residency requirements with respect to license ownership, but does require background checks of all individuals having an ownership interest. Background checks are waivable at the discretion of the CCB for individuals having less than 5% ownership interest. The CCB retains authority to require investigation and suitability determinations for beneficial or direct ownership interests where deemed appropriate. Although the CCB has not chosen to exercise their authority to require a background check on ownership interests in public cannabis companies that remain under 5% and do not otherwise exercise control over a Nevada cannabis licensee, the CCB does have authority to require a licensee to investigate and submit any ownership interest, beneficial or direct, for CCB approval. For example, under Nevada cannabis laws, any beneficial holder of any of our securities, regardless of the number of shares, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the voting securities determined if the CCB has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada.

In June 2023, Nevada Governor Joe Lombardo signed legislation increasing the legal possession limits for cannabis. Effective January 1, 2024, adults aged 21 and over may legally possess up to 2.5 ounces of cannabis or up to 0.25 ounces of THC concentrate, an increase from the previous limits of 1 ounce of cannabis and 0.125 ounces of THC concentrate. Additionally, the Nevada Cannabis Compliance Board (CCB) has continued to oversee the state’s cannabis industry, ensuring strict regulation of licensing and operations to protect public health and safety. The composition of the CCB may change from time to time based on gubernatorial appointments.

As of January 21, 2025, the CCB welcomed Major General Ondra L. Berry as a new board member, appointed by Governor Lombardo, who was subsequently appointed Chair of the CCB in December 2025. In January 2026, L. Kristopher Rath was appointed to the Board. During 2025, Nevada also enacted additional cannabis legislation, including Assembly Bill 76, Senate Bill 157 and Senate Bill 168, which revised certain licensing, operational, packaging, labeling and testing requirements. These developments reflect Nevada's ongoing efforts to adapt its cannabis regulations, balancing industry growth with public safety considerations

In addition, vertical integration is neither required nor prohibited. All medical cannabis sales are made subject to the recipient holding a registry identification card issued by the State of Nevada as defined at NRS 678C.080. We are permitted to sell medical cannabis products to non-Nevada patients as non-Nevada patients are permitted reciprocity under NRS 678C.470, subject to compliance with verification and documentation requirements imposed by the CCB.

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

AUMA included certain conflicting provisions with MCRSA, so in June 2017, the California State Legislature passed Senate Bill No. 94, known as Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which amalgamates MCRSA and AUMA to provide a set of regulations to govern a medical and adult-use licensing regime for cannabis businesses in the State of California. California’s cannabis industry is currently regulated by the Department of Cannabis Control (“DCC”), which serves as the sole state licensing authority for commercial cannabis activity. One of the central features of MAUCRSA is known as “local control.” In order to legally operate a medical or adult-use marijuana business in California, an operator must have both a local and state license. This requires license holders to operate in cities or counties with marijuana licensing programs. Cities and counties in California are allowed to determine the number of licenses they will issue to marijuana operators or can choose to outright ban marijuana.

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

On January 10, 2020, the three commercial cannabis licensing agencies in California, the BCC, the Department of Food and Agriculture, and the Department of Public Health (collectively, “California Licensing Agencies”) announced that California Governor Gavin Newsom’s budget proposal for cannabis industry regulation and taxation included plans to consolidate the three licensing entities that are currently housed at the California Licensing Agencies into a single Department of Cannabis Control by July 2021. With the passage of AB 141 on July 12, 2021, the California Licensing Agencies were consolidated into the Department of Cannabis Control (“DCC”). On September 8, 2021, the DCC announced proposed emergency regulations to move all cannabis regulations into Title 4 of the California Code of Regulations. Effective November 7, 2022, the DCC made permanent the emergency regulations adopted on September 27, 2021, and March 28, 2022, and implemented a consolidated regulatory framework under Title 4. The DCC continues to amend and refine these regulations periodically through formal rulemaking processes. Proposed and adopted regulatory changes are published by the DCC in accordance with California administrative law procedures.

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

In 2024, the DCC intensified its enforcement actions to protect consumers. The department oversaw more than 480 embargoes, preventing thousands of potentially adulterated products from reaching consumers. Additionally, the Unified Cannabis Enforcement Task Force seized over $254 million worth of unlicensed cannabis products throughout the year. Enforcement activity has continued through 2025 and 2026, with a focus on illicit market suppression, track-and-trace compliance, and consumer safety. In October 2024, Governor Gavin Newsom signed Assembly Bill 1775, effective January 1, 2025, allowing cannabis dispensaries and lounges to prepare and sell non-psychoactive food and non-alcoholic beverages, and to host live music and performances. This legislation aims to boost revenue for legal dispensaries and provide consumers with enhanced experiences.

During 2025, California enacted and implemented several significant regulatory changes affecting the cannabis industry. These included legislation maintaining the state’s cannabis excise tax at 15% through 2028, as well as new restrictions on hemp-derived cannabinoids that subject certain products to full cannabis regulatory requirements. The DCC also continued to advance regulatory reforms, including the phase-out of provisional licenses by January 1, 2026 and the adoption of new product standards, while ongoing rulemaking and enforcement initiatives have focused on product safety, supply chain transparency and compliance.

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

California License and Regulatory Compliance

As of December 31, 2025, we, through our subsidiary Newtonian, hold the Santa Ana Permit and the California License and are in compliance with applicable licensing requirements and the regulatory framework enacted by the State of California. In order to qualify for these licenses, we submitted applications and license renewals with detailed plans and procedures evidencing to the applicable regulators that it complies with all statutory and regulatory requirements in California for the operation of the licenses. We have further retained a California regulatory consultant, with experience operating regulatory-compliant California license operations, to advise us on regulatory requirements and updates in that state. Upon closing of the Arrangement, we filed a notice of ownership update with the State of California and assumed responsibility for the NGW licenses.

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

The Florida Statutes Section 381.986(8) provides a regulatory framework that requires licensed producers, which are statutorily defined as “Medical Marijuana Treatment Centers”, to cultivate, process and dispense medical cannabis in a vertically-integrated marketplace. Florida remains one of the few large medical-only cannabis markets that mandates vertical integration at the license level.

Licenses are issued by the Office of Medical Marijuana Use (“OMMU”) and must be renewed biennially. Each MMTC license authorizes statewide operations under a single vertically integrated structure. Currently, the dispensaries can be in any geographic location within the state, provided that the local jurisdiction’s zoning regulations authorize such a use, the proposed site is zoned for a pharmacy and the site is not within 500 feet of a school. Local governments may impose additional zoning or location restrictions consistent with state law.

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

In the November 5, 2024 election, Florida’s Amendment 3, which sought to legalize adult-use cannabis for individuals aged 21 and over, received approximately 56% support from voters but failed to meet the 60% supermajority threshold required to amend the Florida Constitution. As a result, adult-use cannabis remains illegal in Florida as of March 2026. Advocacy groups have indicated potential plans to pursue a subsequent ballot initiative in a future election cycle, although there can be no assurance that any such initiative will qualify for the ballot or be approved by voters.

During 2025, Florida enacted Chapter 2025-204, Laws of Florida, which requires the OMMU to suspend or revoke the registrations of patients and caregivers in connection with certain controlled substance offenses, reflecting increased regulatory oversight of the medical cannabis program. The OMMU and other regulators have continued to emphasize strict compliance with patient eligibility, product control and vertically integrated operations. In addition, regulatory guidance and enforcement trends in 2026 have included increased scrutiny of MMTC advertising, marketing and operational practices, while additional legislative proposals remain under consideration.

As of December 31, 2025, the Company operates thirty (33) dispensaries in Florida, expanding its retail footprint to serve medical cannabis patients across the state. Additionally, a store in Sarasota is expected to open in the coming months, subject to receipt of required state and county approvals.

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

The CRTA also authorized the issuance of an additional 75 Adult Use Dispensing Organization (“AUDO”) licenses, 40 craft grower licenses as well as infuser and transporter licenses in 2020. Generally speaking, these licenses were to be awarded via a competitive application process. The CRTA provided a significant advantage to applicants that qualified as a “Social Equity Applicant” under the CRTA. In addition, the CRTA authorized issuance up to 110 additional AUDO licenses and 60 craft grower licenses by December 21, 2021. However, due the COVID-19 pandemic, litigation relating to the application process, and the passage of H.B. 1443, which amended the CRTA, the issuance of new cannabis licenses in Illinois was delayed until July 2021. By June 2022, the Illinois Department of Agriculture (“IDOA”) has issued approximately 88 craft grower licenses in several tranches, along with infuser and transporter licenses. Certain unsuccessful craft grow applicants filed legal challenges relating to the application and scoring process. These matters were consolidated for administrative purposes. As of March 2026, Illinois has continued to advance licensing under the CRTA framework, although litigation and administrative proceedings relating to prior application rounds have contributed to delays and regulatory complexity. There can be no assurance that additional legal challenges will not arise in connection with future licensing rounds.

On September 3, 2021, the Illinois Department of Financial and Professional Regulation (“IDFPR”) announced that 185 Conditional AUDO licenses have been awarded through three license lotteries that took place on July 29, 2021, August 5, 2021, and August 19, 2021 respectively. These Conditional AUDO licenses were ultimately issued to the respective winners in July 2022. Conditional AUDO license holders are required to site and operationalize their dispensaries within 360 days of license receipt. Illinois regulators have provided certain administrative extensions to conditional license holders in response to litigation, zoning challenges, financing constraints, and market conditions. As of March 2026, the Illinois adult-use retail market continues to mature as conditional licensees transition to full operational status.

During 2025, Illinois transitioned to a new statewide seed-to-sale track-and-trace system, Metrc, to enhance inventory control, sales reporting and regulatory oversight across the cannabis supply chain. The state also adopted updated adult-use cannabis regulations providing additional clarity for licensees and operators and continues to evaluate legislative changes affecting taxation, licensing and product definitions. Illinois has experienced ongoing challenges related to licensing and social equity participation, including delays in the issuance of certain licenses, while unregulated hemp-derived THC products remain outside the state’s primary regulatory framework.

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

As of December 31, 2025, virtually all of our assets and revenues are directly attributable to the medical and adult-use cannabis market.

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

Risks Related to Regulation and our Industry

●	Cannabis continues to be a controlled substance under the CSA and our business model and the nature of our operations could result in adverse actions by agencies of the U.S. federal government.
●	Some of our planned business activities, while compliant with applicable U.S. state and local law, are illegal under U.S. federal law.
●	There is uncertainty surrounding the U.S. federal government and Attorney General Pam Bondi and their influence and policies in opposition to the cannabis industry as a whole, and their actions could result in significant fines, penalties, convictions or criminal charges, which could have a material adverse effect on us.
●	The industry in which we operate is still developing and subject to extensive regulation.
●	We face risks due to industry immaturity or limited comparable, established industry best practices.
●	Our sales and marketing activities and enforcement of contracts may be hindered by regulatory restrictions.
●	We expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations.
●	Our investors, directors, officers and employees may be subject to entry bans into the United States.
●	Our operations may become the subject of heightened scrutiny, which may lead to the imposition of additional restrictions. on our operations
●	Regulatory scrutiny of the industry in which we operate may negatively impact our ability to raise additional capital.
●	Banks and other financial institutions which service the cannabis industry are at risk of violating certain financial laws, including anti-money laundering statutes.
●	The re-classification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business.
●	We may incur significant tax liabilities due to limitations on tax deductions and credits under section 280E of the Internal Revenue Code of 1986, as amended, (the “Code”).
●	State and local governments may heavily regulate brands and forms of cannabis products, and there is no guarantee that our proposed products and brands will be approved for sale and distribution in any state
●	We may have difficulty accessing the service of banks and processing credit card payments in the future.
●	Failure to comply with environmental laws, regulations and permitting requirements may result in enforcement actions.
●	Failure to obtain or maintain the necessary licenses, permits, authorizations or accreditations could have a material adverse effect on our business.
●	U.S. state laws legalizing and regulating the sale and use of cannabis could be repealed or overturned.
●	We may face limitations on ownership of cannabis licenses, which may restrict our ability to grow.
●	We may become subject to FDA or ATF regulation that may have an adverse effect on our business, and we may be subject to negative clinical trials.
●	We could be subject to criminal prosecution or civil liabilities under RICO.
●	We lack access to U.S. bankruptcy protections.

Risks Related to our Business and Operations

●	We face increasing competition that may materially and adversely affect our business, financial condition and results of operations.
●	Our reliance on our operations in limited jurisdictions means that adverse changes or developments could have a material adverse effect on our business.
●	Our probable lack of business diversification could have a material adverse effect on our business.
●	There is no assurance that we will be profitable or pay dividends.
●	Increased prices and inflation could negatively impact our margin performance and our financial results.
●	We are a developing company and we do not generate positive cash flow every fiscal year.
●	Our business is exposed to risks inherent in an agricultural business.
●	Climate change could disrupt operations and adversely affect our financial results
●	We are dependent on the popularity of consumer acceptance of our brand portfolio to generate revenues.
●	We may be adversely impacted by rising or volatile energy costs.
●	We may encounter unknown environmental risks that may delay the development of our businesses.
●	Threats to our information technology system and potential cyber-attacks and security breaches could have a material adverse effect on our business.,reputation and financial condition
●	Our business is subject to risks and hazards for which we may not be able to obtain insurance coverage.
●	Our business faces risks of exposure to product liability claims, regulatory action, complaints, enforcement action and litigation that could prevent or inhibit the commercialization of our potential products and have a material adverse effect on us.
●	We may become party to litigation from time to time in the ordinary course of business which could d have a material adverse effect on us
●	Product recalls could lead to decreased demand for our products.
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

●	We could be liable for fraudulent or illegal activity by our employees, contractors and consultants, resulting in significant financial losses and claims against us
●	In certain circumstances, our reputation could be damaged, resulting in a material adverse effect on our business
●	Unfavorable publicity or consumer perception could lead to a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows.
●	Because of our reliance on key inputs and their related costs, any significant interruption or negative change in the availability or economics of our supply chain could have a materially adverse impact on our business.
●	We are a holding company and are dependent on the earnings and distributions by our subsidiaries.
●	The termination of any of our leases may have a material adverse effect on our business, financial condition and prospects.
●	Competition for the acquisition and leasing of properties suitable for cannabis activities may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition.
●	We face costs of maintaining a public listing and reporting requirements which could adversely affect our business, financial condition and results of operations.
●	Currency fluctuations could expose us to exchange risk.
●	We may face difficulties acquiring additional financing to fund our growth.
●	Our officers and directors may be engaged in a range of business activities resulting in conflicts of interest.
●	Our actual financial position and results of operations may differ materially from the expectations of management.
●	Increases in the cost or reduced availability of materials, equipment, commodities, or energy due to inflation, tariffs, trade policies, or geopolitical events could adversely affect our profitability and operating results.
●	Our business, financial condition, results of operations, and cash flow may be negatively impacted by challenging global economic conditions.

Risks Related to our Acquisitions and Growth Strategy

●	Our failure to successfully integrate acquired businesses, their products and other assets, may result in our inability to realize any benefit from such acquisition.
●	We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.
●	The issuance of a significant number of shares of Common Stock in connection with potential equity financings or future acquisitions could adversely affect the market price of our Common Stock.

Risks Related to Intellectual Property

●	We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.
●	U.S. federal trademark and patent protection may not be available for our intellectual property due to the current classification of cannabis as a Schedule I controlled substance.

Risks Related to our Common Stock

●	Our Co-CEOs are able to exert significant influence over all matters requiring shareholder approval.
●	We are a U.S. domestic company for U.S. federal income tax purposes and are subject to U.S. tax law.
●	Dividends received by Canadian holders of Common Stock are subject to U.S. withholdings tax.
●	The market price for the Common Stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control.
●	It may be difficult for U.S. holders of the Common Stock to resell them over the CSE or at all.
●	Future sales of the Common Stock by existing shareholders could reduce the market price of the Common Stock.

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

There is uncertainty surrounding the U.S. federal government and the policies of the Department of Justice regarding the cannabis industry, and federal enforcement actions could result in significant fines, penalties, convictions or criminal charges, which could have a material adverse effect on our business.

As a result of the conflicting views between state legislatures and the federal government regarding cannabis, investments in cannabis-related businesses in the United States are subject to inconsistent legislation and regulation. Although a number of U.S. states have legalized cannabis for medical and/or adult use purposes, cannabis remains classified as a Schedule I controlled substance under the U.S. Controlled Substances Act. As a result, the cultivation, manufacture, distribution, sale and possession of cannabis remains illegal under U.S. federal law, regardless of state law compliance.

In August 2013, the U.S. Department of Justice (“DOJ”) issued guidance commonly referred to as the Cole Memorandum, which directed federal prosecutors to focus enforcement resources on certain specified priorities and indicated that conduct in compliance with strong state regulatory systems was less likely to be a federal enforcement priority. However, on January 4, 2018, then-Attorney General Jeff Sessions issued a memorandum rescinding the Cole Memorandum and related guidance. As a result, U.S. federal prosecutors retain broad discretion to enforce federal cannabis laws in jurisdictions that have legalized cannabis under state law.

Since fiscal year 2015, Congress has included provisions in federal appropriations legislation, commonly referred to as the Rohrabacher–Blumenauer amendment, that prohibit the DOJ from using federal funds to prevent states from implementing their medical cannabis laws. Courts have interpreted this rider to limit DOJ enforcement actions against individuals and businesses that are strictly compliant with state medical cannabis laws. However, this protection must be renewed annually by Congress and does not apply to adult-use cannabis activities. Accordingly, there can be no assurance that these appropriations protections will continue in future federal budgets.

Federal policy toward cannabis continues to evolve. Federal agencies and policymakers have recently considered potential reforms, including proposals related to cannabis banking access and the possible rescheduling of cannabis under federal law. However, as of the date of this report, cannabis remains illegal under federal law, and the timing, scope, or outcome of any federal legislative or regulatory reforms remains uncertain.

Pam Bondi was sworn in on February 5, 2025 as the 87th U.S. Attorney General. It remains uncertain what enforcement priorities the DOJ or the current presidential administration will adopt with respect to the cannabis industry. Any shift in federal enforcement priorities could increase the risk of enforcement actions against businesses operating in compliance with state cannabis laws.

Because cannabis remains illegal under federal law, the DOJ could theoretically allege that we and our directors, officers, employees, or shareholders “aided and abetted” violations of federal law by providing financing or services to cannabis-related businesses. Under such circumstances, federal authorities could seek civil or criminal penalties, asset forfeiture, or other remedies, including disgorgement of profits. Any such enforcement actions could result in significant fines, penalties, administrative sanctions, civil proceedings, criminal charges, or settlements.

Violations of federal law could have a material adverse effect on our business, financial condition, and results of operations. In particular, enforcement actions could result in penalties, the seizure of assets, the cessation of business activities, the loss of licenses or regulatory approvals, or the delisting of our securities from stock exchanges. Any such developments could materially harm our reputation, financial position, operating results, liquidity, or the market price of our publicly traded common stock.

Our business interests in the United States include the cultivation and provision of cannabis and cannabis-infused products. We believe that our operations and those of our customers and partners comply with the licensing requirements and regulatory frameworks enacted by the states in which they operate. However, compliance with state law does not protect against potential federal enforcement actions.

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

Because the manufacture, distribution, and dispensing of cannabis remains illegal under the CSA, banks and other financial institutions providing services to cannabis-related businesses risk violation of federal anti-money laundering statutes, the unlicensed money-remitter statute and the Bank Secrecy Act. These statutes can impose criminal liability for engaging in certain financial and monetary transactions with the proceeds of a “specified unlawful activity” such as distributing controlled substances which are illegal under federal law, including cannabis, as well as for failing to maintain appropriate compliance programs and to identify, monitor and report suspicious financial transactions. In the event that any of our investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments in the United States are found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. Federal policy toward cannabis continues to evolve, including ongoing federal rulemaking proceedings considering the potential rescheduling of marijuana under the CSA. However, as of the date of this report, marijuana remains a Schedule I controlled substance under federal law, and the timing, scope or outcome of any potential federal reforms remains uncertain. Even if federal scheduling were to change in the future, marijuana-related activities could remain subject to significant regulatory requirements and may continue to present compliance risks for financial institutions.

As a result of the foregoing, many banks and other financial institutions may be unwilling to provide banking, lending, payment processing or other financial services to cannabis-related businesses, or may provide such services only on limited or restrictive terms. If financial institutions decline to provide, or subsequently withdraw, services to us, our portfolio companies, or the operators with whom we conduct business, our ability to operate efficiently, manage cash flows, receive or remit payments, or obtain financing could be adversely affected.

In addition, if any of our investments, or any proceeds thereof, dividends or distributions therefrom, or any profits or revenues attributable to cannabis-related activity in the United States are determined to involve proceeds of activity deemed unlawful under U.S. federal law, such funds could be subject to regulatory scrutiny or restrictions. Such circumstances could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions, or repatriate funds, which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, while we have no current intention to declare or pay dividends in the foreseeable future, if circumstances arise in which payments, distributions or transfers are delayed, restricted or challenged due to the banking limitations or regulatory concerns described above, we may decide, or may be required, to suspend declaring or paying dividends or other distributions for an indefinite period of time.

The re-classification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business.

Cannabis is currently classified as a Schedule I controlled substance under the U.S. Controlled Substances Act (“CSA”). Federal policymakers have recently considered potential changes to the scheduling of cannabis, including a proposed rulemaking process initiated in 2024 to transfer cannabis to Schedule III. However, as of the date of this report, cannabis remains a Schedule I controlled substance under federal law, and the timing, scope, and outcome of any federal legislative or regulatory changes remain uncertain.

If cannabis were reclassified under the CSA as a Schedule II, Schedule III, or lower controlled substance, the ability to conduct research on the medical benefits of cannabis could become more accessible. However, such a reclassification could also subject cannabis and cannabis-derived products to a broader range of federal regulatory requirements. For example, products marketed with claims to diagnose, cure, mitigate, treat, or prevent disease, or otherwise intended to affect the structure or function of the body, may be regulated as drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and generally require approval from the FDA before they can be lawfully marketed in interstate commerce.

In addition, if cannabis were rescheduled and our activities, or the activities of our portfolio companies or business partners, were determined to involve controlled substances regulated under the CSA, the manufacture, importation, exportation, distribution, storage, sale, and use of such products could become subject to significant oversight by the U.S. Drug Enforcement Administration (“DEA”). In such circumstances, entities involved in handling controlled substances may be required to obtain DEA registrations and comply with applicable regulatory requirements relating to security, recordkeeping, reporting, and inventory controls designed to prevent diversion.

Obtaining any necessary registrations or regulatory approvals could result in delays in the manufacture or distribution of products. The DEA also conducts inspections of certain registered establishments that handle controlled substances to assess compliance with applicable requirements. Failure to maintain compliance could result in civil penalties, administrative actions, the refusal to issue or renew necessary registrations, or proceedings to suspend, restrict, or revoke registrations. In certain circumstances, violations could also result in criminal proceedings.

In December 2025, the President issued an executive order titled “Increasing Medical Marijuana and Cannabidiol Research,” which directs federal agencies to accelerate the process of reclassifying marijuana under the Controlled Substances Act and to expand federal research into marijuana and cannabidiol (“CBD”). The executive order contemplates potential rescheduling of marijuana from Schedule I to Schedule III; however, the rulemaking process required to implement any such change remains ongoing and there can be no assurance as to the timing or outcome of that process. Until any final rule is adopted, marijuana remains classified as a Schedule I controlled substance under federal law. Even if marijuana were rescheduled, marijuana and marijuana-derived products would remain subject to significant federal regulation.

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

We are a developing company and do not generate positive cash flow every fiscal year.

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

Climate change could disrupt operations, and adversely affect our financial results.

Climate change presents physical, transition, and adaptation risks that may adversely affect our operations, customers, suppliers, and financial results. Physical risks associated with climate change include the increasing frequency and severity of extreme weather events such as hurricanes, floods, wildfires, extreme heat, extreme cold, and other natural disasters. These events may disrupt our operations or those of our customers, subcontractors, reduce productivity, damage facilities or equipment, increase insurance costs, or result in injuries, fatalities, or reputational harm.

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

Our success has depended, and continues to depend, upon our ability to attract and retain key management, including our Co-CEOs, Chief Financial Officer, Vice-President of Operations, General Counsel and technical experts. We will attempt to enhance our management and technical expertise by continuing to recruit qualified individuals who possess desired skills and experience in certain targeted areas. Our inability to retain employees and attract and retain sufficient additional employees or engineering and technical support resources could have a material adverse effect on our business, results of operations, sales, cash flow or financial condition. Shortages in qualified personnel or the loss of key personnel could adversely affect our financial condition, results of operations of the business and could limit our ability to develop and market our cannabis-related products. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them.

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

Increases in the cost or reduced availability of materials, equipment, commodities, or energy due to inflation, tariffs, trade policies, or geopolitical events could adversely affect our profitability and operating results.

Our operations require raw materials, equipment, commodities, and energy, and we are exposed to market risks that may increase costs or limit availability. We have experienced, and may continue to experience, cost volatility and supply disruptions resulting from inflationary pressures, changes in tariffs or trade policies, supply chain disruptions, regulatory actions, geopolitical conflicts, sanctions, or other international trade restrictions. Increases in fuel and energy prices may further increase operating expenses.

Changes in trade policies, retaliatory tariffs, sanctions, or other governmental actions may increase the cost of imported materials or restrict the availability of certain products used in our operations. In addition, geopolitical conflicts or global economic instability could negatively impact supply chains, reduce global trade, or increase competition for limited resources. Rising input costs may also affect customer budgets, which could reduce demand for our products.

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

The issuance of a significant number of  Common Shares in connection with potential equity financings or future acquisitions could adversely affect the market price of our Common Shares.

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

Robert Groesbeck and Larry Scheffler, the Co-CEOs, co-Chairmen and each a director of the Company, are promoters of the Company. As of March 25, 2026: (i) Mr. Groesbeck owns, or controls or directs, directly or indirectly, a total of 35,634,623 shares of Common Stock, representing in the aggregate approximately 10.53% of the equity of the Company on a fully diluted basis; and (ii) Mr. Scheffler owns, or controls or directs, directly or indirectly, a total of 40,080,410 shares of Common Stock, representing in the aggregate approximately 11.74% of the equity of the Company on a fully diluted basis. By virtue of their status as our principal shareholders, and by each being a director and/or our executive officer, each of Messrs. Groesbeck and Scheffler have the power to exercise significant influence over all matters requiring shareholder approval, including the election of directors, amendments to our bylaws, mergers, business combinations and the sale of substantially all of our assets, and their interests may conflict with those of our other shareholders. As a result, we could be prevented from entering into transactions that could be beneficial to us or our other shareholders. Also, third parties could be discouraged from making a takeover bid. Further, sales by either Messrs. Groesbeck and Scheffler of a substantial number of shares of Common Stock could cause the market price of the Common Stock to decline.

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

Managing Material Risks & Overall Risk Management

We have a cross-departmental approach to addressing cybersecurity risk, including input from our employees, senior management, and Audit Committee of our Board. The Company devotes significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats promptly and effectively.

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

Las Vegas	Headquarters, U.S.	Clark County, NV	Leased
Las Vegas	Cultivation & Production Facility	Clark County, NV	Leased
Las Vegas	Cultivation & Distribution Facility	Clark County, NV	Leased
Las Vegas	Dispensary & Production Facility & Entertainment Complex	Clark County, NV	Leased
Las Vegas	Dispensary Facility	Clark County, NV	Leased
Beatty	Cultivation & Production Facility and development property	Nye County, NV	Owned

CALIFORNIA	One production facility, one operating dispensary, one distribution facility

Santa Ana	Dispensary & Distribution Facility	Orange County, CA	Leased
Coalinga	Manufacturing Facility C	Fresno County, CA	Leased

ILLINOIS	One operating dispensary

Waukegan	Dispensary Facility	Lake County, IL	Owned

FLORIDA	One cultivation and processing facility, one office, one production facility, thirty-three operating dispensaries and two development properties

Jacksonville	Cultivation & Processing Facility	Saint Johns County, FL	Leased
Jacksonville	Production Facility	Duval County, FL	Leased
Bonita Springs	Dispensary	Lee County, FL	Leased
Bradenton	Dispensary	Manatee County, FL	Leased
Cape Coral	Dispensary	Lee County, FL	Leased
Clermont	Dispensary	Lake County, FL	Leased
Daytona Beach/Holly Hill	Dispensary	Volusia County, FL	Leased
Deerfield Beach	Dispensary	Broward County, FL	Leased
DeLand	Dispensary	Volusia County, FL	Leased
Destin/Miramar Beach	Dispensary	Walton County, FL	Leased
Edgewater	Dispensary	Volusia County, FL	Leased
Gainesville	Dispensary	Alachua County, FL	Leased
Gulf Breeze	Dispensary	Santa Rosa County, FL	Leased
Jacksonville - Roosevelt	Dispensary	Duval County, FL	Leased
Jacksonville - Sunbeam	Dispensary	Santa Rosa County, FL	Leased
Lakeland	Dispensary	Polk County, FL	Leased
Largo	Dispensary	Pinellas County, FL	Leased
Ocala	Dispensary	Marion County, FL	Leased
Orange Park	Dispensary	Clay County, FL	Leased
Orlando - Semoran	Dispensary	Orange County, FL	Leased
Orlando - Southland	Dispensary	Orange County, FL	Leased
Pace	Dispensary	Santa Rosa County, FL	Leased
Palm Bay	Dispensary	Brevard County, FL	Leased
Pensacola	Dispensary	Escambia County, FL	Leased
Port Charlotte	Dispensary	Charlotte County, FL	Leased
Port Orange	Dispensary	Volusia County, FL	Leased
Port Richey	Dispensary	Pasco County, FL	Leased
Sarasota	Dispensary	Sarasota County, FL	Leased
St Johns	Dispensary	St Johns County, FL	Leased
St. Petersburg	Dispensary	Pinellas County, FL	Leased
Stuart	Dispensary	Martin County, FL	Leased
Summerfield	Dispensary	Marion County, FL	Leased
Tallahassee	Dispensary	Leon County, FL	Leased
Tampa - Bruce B Downs	Dispensary	Hillsborough County, FL	Leased
Tampa - Kennedy	Dispensary	Hillsborough County, FL	Leased
West Palm Beach North	Dispensary	Palm Beach County, FL	Leased
West Palm Beach South	Dispensary	Palm Beach County, FL	Leased

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

	Low Trading	High Trading
Period Ended	Price (C$)	Price (C$)
Fourth Quarter Ended December 31, 2025
Third Quarter Ended September 30, 2025	0.24	0.68
Second Quarter Ended June 30, 2025	0.25	0.46
First Quarter Ended March 31, 2025	0.35	0.73
Fourth Quarter Ended December 31, 2024	0.50	0.86
Third Quarter Ended September 30, 2024	0.50	0.95
Second Quarter Ended June 30, 2024	0.62	1.11
First Quarter Ended March 31, 2024	0.65	1.23

The following table indicates the high and low values with respect to trading activity for the Common Stock on the OTCQX for the periods indicated below (source: www.otcmarkets.com). Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Low Trading	High Trading
Period Ended	Price (US$)	Price (US$)
Fourth Quarter Ended December 31, 2025	0.15	0.40
Third Quarter Ended September 30, 2025	0.18	0.50
Second Quarter Ended June 30, 2025	0.17	0.34
First Quarter Ended March 31, 2025	0.23	0.46
Fourth Quarter Ended December 31, 2024	0.35	0.63
Third Quarter Ended September 30, 2024	0.32	0.69
Second Quarter Ended June 30, 2024	0.45	0.82
First Quarter Ended March 31, 2024	0.48	0.92

Shareholders

As of March 25, 2026, there were 80 holders of record of Common Stock and no holders of record of Restricted Voting Shares.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, we had the following issuance of unregistered securities:

●	There were no sales of unregistered securities during the year ended December 31, 2024 that were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the years ended December 31, 2025 and 2024. It is supplemental to, and should be read in conjunction with, our audited annual consolidated financial statements for the years ended December 31, 2025 and 2024, and the accompanying notes presented herein. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

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

As of December 31, 2025, we employed approximately 700 people and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensary while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California-licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California-licensed cannabis cultivation and production activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing, (d) VidaCann LLC. (“VidaCann”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) Planet 13 Illinois, LLC (“Planet 13 Illinois”) which holds an Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer-facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility, allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

Nevada

As of December 31, 2025, we held the following licensed operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the Las Vegas SuperStore Entertainment complex with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and a small-indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, and (e) one cannabis distribution license and (f) one cannabis consumption license operating as DAZED! Consumption lounge, a 3,000 square foot location inside the Planet 13 Las Vegas Superstore Entertainment complex.  Of the three Nevada cultivation facilities, The Company is currently only utilizing the one, 45,000 sq ft shared use cultivation/production facility, while the other two facilities are dark and reserved for future expansion, or potential sale.

At the Planet 13 Las Vegas Superstore Entertainment complex, we also offer ancillary services to our customers, including a restaurant (currently closed and awaiting a new tenant operator) with a liquor license, a retail store, and our online cannabidiol (“CBD”) store which also sells products in our facility.

California

As of December 31, 2025, we held the following licensed operations in California: (a) an adult-use dispensary superstore co-located with a distribution license at our 33,000 square foot facility in Santa Ana which we built and opened on July 1, 2021 (the “Planet 13 OC Superstore”), (b) one dual-use and two adult-use cultivation licenses along with a nursery license and distribution license at our 35,000 square foot cultivation facility, and one Type P production license at a 4,000 square foot facility.

The Company entered into a definitive agreement to sell its adult use dispensary superstore assets in Santa Ana, including the distribution license, which is pending regulatory approval as of December 31, 2025.

Florida

As of December 31, 2025, we are continuing capital outlays to utilize our Florida MMTC license issued by the Florida Department of Health that was acquired through our acquisition of VidaCann. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of December 31, 2025 there were 22 companies with MMTC licenses in Florida, many of which are not yet operational. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate. On September 15, 2023, we recorded an impairment charge of $32,750,466 against our previously acquired Florida MMTC License to reflect the value of the Florida MMTC License as of the date we domesticated to Nevada.  We recognized an additional impairment of $7,197,418, that brought the carrying value of our Florida MMTC License to $9,000,000, as of December 31, 2023.  The amount was equal to the sale price negotiated with a third party who acquired the license from us on May 6, 2024, prior to us closing the acquisition of VidaCann  on May 10, 2024.  The VidCann acquisition added a cultivation and processing facility, a production facility and a twenty-six (26) retail store network, to which we have added four (4) additional locations, bringing the total number of medical dispensaries we operate in Florida to thirty (30)

On July 1, 2022, we, through our subsidiary Planet 13 Florida, Inc., closed on a $3,300,000 USD purchase of a 23-acre parcel of real property, inclusive of a 10,500 square foot building, near Ocala, Florida. The property was previously received Florida OMMU approvals for cultivation, processing, and dispensing activities.  The location was leased to another MMTC licensed operator as part of the sale. of the MMTC license described above, for a nominal amount.  The lease was terminated on March 1, 2025 and the property is currently listed for sale.

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

Results of Operations

	For the Years ended
	December 31,		Percentage
Expressed in USD$	2025	2024	Change
Revenue
Net revenue	103,378,829	116,408,966	(11.2)%
Cost of Goods Sold	(63,506,121)	(60,298,520)	5.3%
Gross Profit	39,872,708	56,110,446	(28.9)%
Gross Profit Margin %	38.6%	48.2%

Expenses
General and Administrative	51,624,055	51,171,892	0.9%
Sales and Marketing	5,457,591	5,805,721	(6.0)%
Lease expense	5,186,280	4,511,997	14.9%
Impairment loss	29,844,227	21,275,942	40.3%
Depreciation and Amortization	7,048,237	8,860,921	(20.5)%

Total Expenses	99,160,390	91,626,473	8.2%

Loss From Operations	(59,287,682)	(35,516,027)	66.9%

Other Income (Expense):
Interest income (expense), net	(476,721)	(333,082)	43.1%
Foreign exchange gain (loss)	(3,113)	(14,942)	(79.2)%
Other income	7,487,533	257,438	2808.5%
Total Other Income (Expense)	7,007,699	(90,586)	(7836.0)%

Loss for the year before tax	(52,279,983)	(35,606,613)	46.8%
Provision for income tax (current and deferred)	11,643,712	12,190,243	(4.5)%
Loss for the year	(63,923,695)	(47,796,856)	33.7%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.20)	$(0.16)

Weighted Average Number of Shares Outstanding
Basic and diluted	325,338,047	292,166,589

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenue, net of Discounts

We experienced a $13,030,137 decrease in net revenue during the year ended December 31, 2025, when compared to the year ended December 31, 2024. The decrease is attributable to pricing compression across all markets, primarily driven by additional competition and the ongoing impact of the illicit market. Overall, net revenue decreased by 11.2% during the year ended December 31, 2025, when compared to the year ended December 31, 2024. We believe that the reduction in Las Vegas tourism, both domestic and international in 2025 disproportionately impacted the Las Vegas Market and in particular our Las Vegas Superstore location. In addition, an overall reduction in the disposable income of our customers during the year ended December 31, 2025 also had a negative impact on the buying patterns and resulting revenue at our retail locations.

The Company saw decreases in revenue from both retail operations and wholesale operations during the year ended December 31, 2025. In particular, the flower category suffered from intense price compression and oversupply in the market, contributing to the overall revenue decline in the period.  The decline in wholesale revenue during the year ended December 31, 2025 was most severe in the California market, prompting the Company's decision to exit the market at the end of the year.

Details of net revenue by product category are as follows:

	For the Years ended
	December 31,		Percentage
	2025	2024	Change
Flower	$36,995,553	$41,029,157	(9.8)%
Concentrates	32,607,988	36,071,773	(9.6)%
Edibles	15,041,037	18,060,140	(16.7)%
Topicals and Other Revenue	8,316,124	7,252,456	14.7%
Wholesale	10,418,127	13,995,440	(25.6)%
Net revenue	$103,378,829	$116,408,966	(11.2)%

Gross Profit

Gross profit margin for the year ended December 31, 2025, was 38.6% compared to 48.2% for the year ended December 31, 2024. Overall gross profit was $39,872,708 and $56,110,446 for the years ended December 31, 2025 and 2024 respectively, a decrease of 28.9%.

The decrease in gross profit margin for the year ended December 31, 2025 was the result of several factors including: price compression seen in retail sales channels, as well as in the Nevada and California wholesale markets, particularly in the flower category. In addition, due to the high level of vertical integration in the Nevada and Florida markets, the Company faced issues related to over capacity at its cultivation and production facilities which led to an increase in aged inventory. The Company increased its reserve for slow moving inventory by $3,619,463 during the year ended December 31, 2025 and has implemented additional strategies including a substantial reduction to its cultivation operations in Nevada to help prevent excess inventory build and reduce production costs. California wholesale in the second half of the year was sold largely at, or below, cost to produce, further impacting overall margins. The Company exited the California wholesale market at the end of December, 2025, which will have a positive impact on margin and overall profitability in 2026 and beyond.

General and Administrative Expenses

General and administrative (“G&A”) expenses (which includes non-cash share-based compensation expenses), increased by 0.9% during the year ended December 31, 2025, when compared to the year ended December 31, 2024. The increase in G&A expenses incurred during the year ended December 31, 2025, was a result of the addition of the VidaCann operations, with only a partial period under the Company's ownership included in the prior years results. In addition, the Company saw a substantial increase in its share-based compensation expense when compared to the year ended December 31, 2024.  These increases were almost entirely offset by focused cost cutting initiatives undertaken by the Company during the year. Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 49.9% for the year ended December 31, 2025, compared to 44.0% for the year ended December 31, 2024. The percentage increase is a result of lower revenue and an increase in non-cash, share-based compensation in the year ended December 31, 2025 when compared to the prior year.

A detailed breakdown of G&A expenses is as follows:

	For the Years ended
	December 31,		Percentage
	2025	2024	Change
Salaries and wages	$20,667,899	$21,316,396	(3.0)%
Executive compensation	3,557,596	3,048,605	16.7%
Licenses and permits	2,639,454	2,651,018	(0.4)%
Payroll taxes and benefits	5,065,057	4,198,424	20.6%
Supplies and office expenses	870,288	1,118,430	(22.2)%
Subcontractors	2,312,260	2,810,695	(17.7)%
Professional fees (legal, audit and other)	5,053,485	8,131,961	(37.9)%
Miscellaneous general and administrative expenses	9,121,529	7,716,055	18.2%
Share-based compensation expense	2,336,487	180,308	1195.8%
	$51,624,055	$51,171,892	0.9%

Non-cash, share based compensation of $2,336,487 was recognized during the year ended December 31, 2025, increasing from $180,308 incurred during the year ended December 31, 2024. The increase is attributable to the Restricted Share Units (“RSUs”)  that were granted during the year, particularly the 13,673,634 RSUs that were granted on March 31, 2025, that vest 1/3 on May 16, 2026 1/3 on May 16, 2027, and 1/3 on May 16, 2028. These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the RSUs. See Note 12 to our audited consolidated financial statements for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses decreased by (6.0)% during the year ended December 31, 2025, when compared to the year ended December 31, 2024. The decrease in marketing expenses was a result of the Company's overall cost reduction efforts, partially offset by the cost of efforts to drive increased customer traffic to the Planet 13 Las Vegas Superstore and expenses incurred in Florida promoting our expanded store network and Planet 13 rebrand.

Lease expense increased by 14.9% during the year ended December 31, 2025, when compared to the year ended December 31, 2024, due to the addition of the dispensary, cultivation and processing facility leases in Florida that were only owned for part of the prior year when compared to the full year ended December 31, 2025.

Depreciation and Amortization decreased 20.5% during the year ended December 31, 2025, when compared to the prior year due to the elimination of depreciation charges as a result of asset impairments near the end of 2024 and during the year ended December 31, 2025

Impairment charges of $29,844,227 were incurred during the year ended December 31, 2025 related to cultivation assets in Nevada and California that the Company determined had carrying values in excess of their fair values. The ongoing decline in the market price for flower in these markets was the indication that these assets may be impaired.  The Company shuttered its cultivation facility in Beatty, Nevada and one of two cultivation facilities in Las Vegas, Nevada, while substantially reducing the grow capacity in the other facility in order to eliminate over production, reduce costs and protect the selling price and margin of the Company's premium, indoor grown flower.

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

Interest expense was $476,721 during the year ended December 31, 2025, compared to interest expense of $333,082 during the year ended December 31, 2024. Interest expense is related to borrowing on our revolving line of credit, net of interest earned on a corresponding money market account, plus interest on a long-term related party note. The balance of long-term debt as of December 31, 2025, was $1,234,353 compared to $1,177,722 as of December 31, 2024.

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

Other income, consists of commissions on Automated Teller Machine (“ATM”) fees, and other miscellaneous income including gains/losses on sales of assets and property recovered in legal settlements. Other income equaled $7,487,533 for the year ended December 31, 2025, compared to other income of $257,438 for the year ended December 31, 2024. The increase in Other income was driven primarily by $4,547,846 of cash and property recovered in the El Capitan settlement, $2,611,616 gain on early lease termination agreement and a $1,255,677 gain on settlement of Note payable, including accrued interest.  These gains are partially offset by losses on sales of other assets and other miscellaneous items not specifically listed.

The income tax expense for the year ended December 31, 2025, was $11,643,712 compared to $12,190,243 for the prior year. The tax expense decreased in 2025 primarily due to a decrease in overall gross margin for the period. The Company accrues tax expense for uncertain tax positions related to disallowance of deductions under Section 280E of the Internal Revenue Code (the “Code”). We are subject to Section 280E of the Code, which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent of our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the year ended December 31, 2025, was $63,923,695 ($0.20 per share) compared to an overall net loss of $47,796,856 ($0.16 per share) for the year ended December 31, 2024.

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

Liquidity and Capital Resources

As of December 31, 2025, our financial instruments consist of cash, accounts receivable, deposits, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of December 31, 2025, we had working capital of $17,996,091 compared to working capital of $28,951,955 as of December 31, 2024. The Company believes that it has adequate liquidity in the form of cash on hand to fund its operation over the next 12 months.

The following table relates to the years ended December 31, 2025, and 2024:

	Years Ended December 31,
	2025	2024
Cash flows provided by operating activities	(14,191,888)	5,210,899
Cash flows used in investing activities	2,529,474	(3,785,503)
Cash flows provided by financing activities	1,802,368	6,728,089

Cash Flows from Operating Activities

Net cash used in operating activities was $15,691,888 for the year ended December 31, 2025, compared to cash provided by operating activities of $5,210,899 for the year ended December 31, 2024. The decrease in cash provided by operations is primarily due to losses from operations during the year ended December 31, 2025, when compared to the year ended December 31, 2024.

Cash Flows from Investing Activities

Net cash provided by investing activities was $4,029,474 for the year ended December 31, 2025, compared to net cash used in investing activities of $3,785,503 for the year ended December 31, 2024.  The increase is primarily related to a reduction in capital expenditures during the year when compared to the year ended December 31, 2024, as well as the proceeds from assets sold during the year ended December 31, 2025

Cash Flows from Financing Activities

Net cash provided by financing activities was $1,802,368 during the year ended December 31, 2025, compared to net cash provided by financing activities of $6,728,089 for the year ended December 31, 2024. The decrease was due to a combination of the equity financing that was completed in March 2024 compared to no equity financing occurring during the year ended December 31, 2025, as well as a draw on a revolving line of credit, mostly offset by the repayment of notes during the year related to the VidaCann acquisition in 2024.

Capital Resources

We have a recent history of operating losses. It may be necessary for us to arrange for additional financing to meet our on-going growth initiatives.

Management believes it will be able to raise capital as required in the long term, but recognizes the risks attached thereto. There can be no assurance that it will be able to obtain adequate financing in the future or that the terms of such financing may be favorable.

Should financing not be available, the Company has adequate liquidity in the form of cash on hand to fund all of its minimal planned capital expenditures and expansion plans as well as to continue to fund its operation over the next 12 months, including the continued build-out of its operations in Florida.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2025, or as of December 31, 2024, or as of the date hereof.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Financial instrument classification and measurement

Our financial instruments carried on the annual audited consolidated statement of financial position are carried at amortized cost with the exception of cash, which is carried at fair value. There are no significant differences between the carrying value of financial instruments and their estimated fair values as of December 31, 2025, or December 31, 2024, due to the immediate or short-term maturities of the financial instruments.

Fair values of financial assets and liabilities

Our financial instruments include cash, deposits, accounts payable and accrued expenses and note payable. On December 31, 2025, the carrying value of cash is fair value. Financial instruments classified as loans and receivables and other financial liabilities are carried at amortized cost using the effective interest method. Transaction costs are included in the amount initially recognized. Accounts payable and other liabilities, notes payable, and notes payable related parties have been classified as other financial liabilities.

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

Currency Risk

As at December 31, 2025, none of the Company’s financial assets and liabilities were held in foreign currencies (2024 - $nil). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

The Company’s exposure to a 10% change in the foreign exchange conversion rate at December 31, 2025 equals $nil (2024 - $nil).

Liquidity Risk

The Company’s approach to managing risk is to ensure that it will have sufficient cash and liquid investments to meet our commitments as they arise.  We manage liquidity risk by maintaining adequate cash reserves and by continuously monitoring forecast and actual cash flows. Where insufficient liquidity may exist, we may pursue various debt and equity instruments for short or long-term financing of our operations. As of December 31, 2025, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases and taxes.

As of December 31, 2025, we had working capital of $17,996,091 (2024 - $28,951,955) and anticipate that revenue from operations will provide sufficient funds to cover all our operating expenditures for the next 12 months and available cash on hand will be sufficient to fund any and all capital expenditure requirements for any remaining build-out of operations in the State of Florida and carry out other corporate initiatives over the next 12 months.

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

In connection with the preparation of this Form 10-K, as of December 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including the co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon that assessment, our management, including the co-CEOs and CFO, concluded that our internal controls over financial reporting were effective as of December 31, 2025.

Independent Registered Accounting Firm's Report on Internal Control Over Financial Reporting

As an emerging growth company, as defined under the terms of the JOBS Act of 2012, our independent registered accounting firm is not required to issue a report on the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Policies

Certain of our officers or directors have made elections to participate in, and are participating in, our equity incentive plans and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of the Company’s securities by directors, senior management, and employees. A copy of the insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14.  Principal Accounting Fees and Services.

The following table provides information regarding the fees billed to us by Davidson & Company LLP for audit, Kral Ussery LLC for internal audit, Friedman Group CPA group for other audit and compilation services, and Baker Tilly US, LLP for tax services, in the fiscal years ended December 31, 2025, and December 31, 2024:

	For the fiscal years ended
	December 31,	December 31,
	2025	2024
Audit Fees (1)	$787,369	$1,155,091
Audit Related Fees (2)	172,025	285,440
Tax Fees (3)	151,727	28,231
Total Fees	$1,111,121	$1,468,762

(1)	Audit Fees consist of audit of annual financial statements and review of financial statements.
(2)	Audit Related Fees consist of the review and consents associated with prospectus offerings, internal audit and other audit and compilation services.
(3)	Tax Fees consist of preparation fees associated with preparing Corporate federal income tax returns.

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

PLANET 13 HOLDINGS INC.

Date: March 25, 2026	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Groesbeck	Co-Chief Executive Officer and Director	March 25, 2026
Robert Groesbeck	(Principal Executive Officer)

/s/ Larry Scheffler	Co-Chief Executive Officer and Director	March 25, 2026
Larry Scheffler	(Principal Executive Officer)

/s/ Steve McLean	Interim Chief Financial Officer	March 25, 2026
Steve McLean	(Principal Financial and Accounting Officer)

/s/ David Loop	Director	March 25, 2026
David Loop

/s/ Kevin Martin	Director	March 25, 2026
Kevin Martin

/s/ Adrienne O’Neal	Director	March 25, 2026
Adrienne O’Neal

PLANET 13 HOLDINGS INC.
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Planet 13 Holdings Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Planet 13 Holdings Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2025 and 2024, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Planet 13 Holdings Inc. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2019.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 25, 2026

PLANET 13 HOLDINGS INC. Consolidated Balance Sheets (In United States Dollars)

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$5,325,031	$23,384,493
Restricted Cash	10,250,000	2,050,584
Accounts Receivable	1,007,891	1,473,156
Inventory	18,138,394	22,821,994
Other Receivables	3,754,563	-
Prepaid Expenses and Other Current Assets	2,659,056	4,568,816

Total Current Assets	41,134,935	54,299,043

Property, Plant and Equipment	34,121,678	63,511,423
Intangible Assets and Goodwill	42,903,931	48,763,931
Right of Use Assets - Operating	31,489,308	38,229,399
Long-term Deposits and Other Assets	829,164	1,033,758
Deferred Tax Asset	1,798,654	896,525

TOTAL ASSETS	$152,277,670	$206,734,079

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current:
Accounts Payable	$7,212,187	$7,421,921
Accrued Expenses	4,632,011	7,285,415
Income Taxes Payable	159,080	139,480
Notes Payable - Current Portion	9,750,000	8,681,684
Operating Lease Liabilities	1,385,566	1,818,588

Total Current Liabilities	23,138,844	25,347,088

Long-Term Liabilities:
Operating Lease Liabilities	43,213,442	46,448,666
Other Long-term Liabilities	1,250,433	1,220,722
Uncertain Tax Positions	33,041,402	19,321,475
Deferred Tax Liability	506,836	1,682,207

Total Liabilities	101,150,957	94,020,158

Shareholders' Equity
Common Stock, no par value, 1,500,000,000 shares authorized, 325,670,800 issued and outstanding at December 31, 2025 and 325,163,800 at December 31, 2024	-	-
Preferred Stock, no par value, 50,000,000 shares authorized, 0 issued and outstanding at December 31, 2025 and 0 at December 31, 2024	-	-
Additional Paid-In Capital	371,157,826	368,821,339
Deficit	(320,031,113)	(256,107,418)
Total Shareholders' Equity	51,126,713	112,713,921

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$152,277,670	$206,734,079

The accompanying notes are an integral part of these consolidated financial statements.

PLANET 13 HOLDINGS INC. Consolidated Statements of Operations and Comprehensive Loss (In United States Dollars, except share amounts)

	December 31,
	2025	2024

Revenues, net of discounts	$103,378,829	$116,408,966
Cost of Goods Sold	(63,506,121)	(60,298,520)
Gross Profit	39,872,708	56,110,446

Expenses:
General and Administrative	51,624,055	51,171,892
Sales and Marketing	5,457,591	5,805,721
Lease Expense	5,186,280	4,511,997
Impairment loss	29,844,227	21,275,942
Depreciation and Amortization	7,048,237	8,860,921

Total Expenses	99,160,390	91,626,473

Loss From Operations	(59,287,682)	(35,516,027)

Other Income (Expense):
Interest income (expense), net	(476,721)	(333,082)
Foreign exchange gain (loss)	(3,113)	(14,942)
Other Income, net	7,487,533	257,438

Total Other Income (Expense)	7,007,699	(90,586)

Loss Before Provision for Income Taxes	(52,279,983)	(35,606,613)

Provision For Income Taxes
Current Tax expense	(13,721,212)	(14,210,082)
Deferred Tax recovery (expense)	2,077,500	2,019,839
	(11,643,712)	(12,190,243)

Net Loss and Comprehensive Loss	$(63,923,695)	$(47,796,856)

Loss per Share
Basic and diluted loss per share	$(0.20)	$(0.16)

Weighted Average Number of Shares of Common Stock
Basic and diluted	325,338,047	292,166,589

The accompanying notes are an integral part of these consolidated financial statements.

PLANET 13 HOLDINGS INC. Consolidated Statements of Changes in Shareholders' Equity (In United States Dollars, except share amounts)

	Number of
	Common Stock	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2023	223,317,270	-	$315,951,343	$(208,310,562)	$107,640,781

Share based Compensation - RSUs	-	-	180,308	-	180,308
Share based Compensation - RSUs - Taxes Paid in Lieu of Share Issuance	-	-	(45,833)	-	(45,833)
Shares Issued on Settlement of RSUs	1,224,278	-	-	-	-
Proceeds from public offering	18,750,000	18,750,000	11,250,000	-	11,250,000
Share issuance costs	-	-	(1,387,793)	-	(1,387,793)
Shares Issued in VidaCann acquisition	80,564,554	-	42,123,314	-	42,123,314
Finder shares issued in connection with VidaCann acquisition	1,307,698	-	750,000	-	750,000
Net Loss for the Year	-	-	-	(47,796,856)	(47,796,856)

Balance, December 31, 2024	325,163,800	18,750,000	$368,821,339	$(256,107,418)	$112,713,921

Share based Compensation - RSUs	-	-	2,336,487	-	2,336,487
Shares Issued on Settlement of RSUs	507,000	-	-	-	-
Net Loss for the Year	-	-	-	(63,923,695)	(63,923,695)

Balance, December 31, 2025	325,670,800	18,750,000	$371,157,826	$(320,031,113)	$51,126,713

The accompanying notes are an integral part of these consolidated financial statements.

PLANET 13 HOLDINGS INC. Consolidated Statements of Cash Flows (In United States Dollars)

	December 31, 2025	December 31, 2024
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(63,923,695)	$(47,796,856)
Adjustments for items not involving cash:
Share based compensation	2,336,487	180,308
Non-cash lease expense	1,993,170	2,047,680
Depreciation	11,399,254	13,414,690
Deferred tax recovery	(1,175,371)	(1,829,352)
Lease incentive amortization	(9,524)	(109,109)
Loss on impairment of fixed assets	17,580,525	11,885,063
Loss on impairment of ROU assets	6,403,703	3,239,536
Loss on impairment of intangible assets	5,860,000	6,151,343
Loss on disposal of intangible assets	-	762,091
Loss on disposal of property and equipment	1,655,818	78,563
Loss on disposal of assets held for sale	767,835	-
Gain on settlement of note	(1,255,677)	-
Loss on reserve for slow moving inventory	3,619,463	-
Gain on early ROU lease termination	(2,630,443)	-
Recovery of property in legal settlement	(4,588,328)	-
Amortization of note payable discount	206,579	-
Finders shares issued in VidaCann acquisition	-	750,000
	(21,760,204)	(11,226,043)

Net Changes in Non-cash Working Capital Items	8,991,223	17,469,125
Repayment of lease liabilities	(1,422,907)	(1,032,183)
Total Operating	(14,191,888)	5,210,899

FINANCING ACTIVITIES

Taxes paid in lieu of share issuance - RSUs	-	(45,833)
Proceeds from public share issuance, net of share issuance costs	-	9,862,207
Net Cash From VidaCann Acquisition	-	911,715
VidaCann Acquisition-Cash Component	-	(4,000,000)
Repayment of Lafayette State Bank Note	(2,947,632)	-
Draw from revolving line of credit	9,750,000	-
Payment of Promissory Note to former VidaCann Shareholders	(5,000,000)	-
Total Financing	1,802,368	6,728,089

INVESTING ACTIVITIES

Purchase of property, plant and equipment	(6,571,865)	(12,044,412)
Proceeds from sale of fixed assets	2,280,846	21,000
Proceeds from sale of assets held for sale	6,820,493	-
Proceeds from sale of licenses	-	8,237,909
Total Investing	2,529,474	(3,785,503)

NET CHANGE IN CASH DURING THE YEAR	(9,860,046)	8,153,485

CASH AND RESTRICTED CASH
Beginning of Year	25,435,077	17,281,592

End of Year	$15,575,031	$25,435,077

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

The Company is a vertically integrated cultivator and provider of cannabis and cannabis-infused products that is licensed under the laws of the States of Nevada, California, Illinois and Florida. We are licensed in these jurisdictions as follows: six Nevada licenses for cultivation (three medical and three adult-use), six Nevada licenses for production (three medical and three adult-use), three Nevada dispensary licenses (one medical and two adult-use), two Nevada licenses for distribution (one active, one conditional), one medical and adult-use dispensary license in California, two distribution licenses in California, one event organizer license in California, one medium indoor cultivation license in California, one non-volatile manufacturing license in California, one Medical Marijuana Treatment Center license in Florida (unlimited medical dispensaries, cultivation and processing) and one adult-use dispensary license in Illinois.  As of December 31, 2025 all California operations have been sold, with the various cannabis license transfers awaiting final regulatory approval, which is expected in the first quarter of 2026.

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

These consolidated financial statements were authorized for issuance by the Board of Directors of the Company on March 25, 2026.

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

These consolidated financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at December 31, 2025	Jurisdiction of Incorporation	Ownership Interest 2025	Ownership Interest 2024	Nature of Business

MM Development Company, Inc. ("MMDC")	Nevada, USA	100%	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Management/holding company
LBC CBD LLC ("LBC")	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	100%	Holding company
Next Green Wave, LLC	California, USA	100%	100%	California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	100%	100%	Illinois license holding company; cannabis retail sales
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company for By The Slice LLC
By The Slice, LLC	Nevada, USA	100%	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Real Prop LLC	Florida, USA	100%	100%	Holding company
Planet 13 Lifestyles LLC	Nevada, USA	100%	100%	Retail sales of apparel and accessories
VidaCann, LLC	Florida, USA	100%	100%	Florida license holding company
Planet 13 Innovations LLC	Nevada, USA	100%	100%	Intellectual property holding company
Estate of Las Palmas LLC	California, USA	100%	0%	Real estate holdings company
Club One Three, LLC	Nevada, USA	100%	100%	Inactive

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

3. Significant accounting policies

(a) Cash

Cash is comprised of cash deposits in financial institutions plus cash held at its retail locations, other deposits that are readily convertible to cash, as well as restricted cash.

Restricted Cash

The Restricted cash balance was $10,250,000 as of December 31, 2025, associated with a cash secured revolving line of credit (see Note 9, below), and $2,050,584 as of December 31, 2024, comprised of funds held by the Orange County, Sheriff's Office in the matter described in Note 21.

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

(h) Reserved

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
5)	Recognize revenue when/as performance obligation(s) are satisfied

Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for the performance obligations. More specifically, wholesale revenues are recognized upon delivery and acceptance by wholesale customers. Retail revenues are recognized at the point of sale. Discounts are recorded at the time of revenue recognition.  Returns were not material during the years ended December 31, 2025, and 2024, but are recognized when the customer is refunded. Revenues are presented net of discounts and returns. At one of the Company’s entities, sales are made on consignment and revenue is not recognized until title passes upon delivery of the product by that distributor to their dispensary customers. Revenue on these sales is recognized upon shipment to the customer.

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

The following table represents the Company’s disaggregated revenue by sales channel:

	December 31,	December 31,
	2025	2024

Retail	$92,960,702	$102,413,526
Wholesale	10,418,127	13,995,440

Net revenues	$103,378,829	$116,408,966

Loyalty Points Reward Programs

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

Deferred Income

Deferred income represents cash payments received in advance of the Company’s transfer of control of products or services to its customers and generally consists of unearned revenue from the Company’s loyalty programs.  The Company’s deferred income balances were $226,627 and $2,441,553 as of December 31, 2025 and 2024, respectively, and were recorded within accrued expenses in the consolidated balance sheets.  During the years ended December 31, 2025 and 2024, the Company recognized $2,634,492 and $1,977,669, respectively, of net revenues from amounts recorded as deferred income.  The deferred income balance as of December 31, 2025 is expected to be recognized as revenue within the next twelve months.

The Company determined that no provision for returns or refunds was necessary as at December 31, 2025 or 2024.

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

(m) Sales and marketing expenses

The Company expenses sales and marketing costs when incurred. Sales and marketing expense was $5,457,591 for the year ended December 31, 2025 (2024 - $5,805,721).

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

As at December 31, 2025 and 2024, all of the Company’s assets were located in the United States and 100% of the Company’s revenue was generated in the United States.

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

During the year ended December 31, 2025 the Company recorded a full impairment charge of  $12,422,802 associated with property, plant and equipment, and ROU assets for its Las Vegas, Nevada cultivation facility as the fair value of these assets based on management's expected future cash flows equal $0.

During the year ended December 31, 2025 the Company recorded an impairment charge of  $17,421,425 associated with property, plant and equipment, and the cultivation license for its Coalinga, California cultivation facility as the fair value of these assets based on management's expected future cash flows equaled $3,000,000, which was reclassified to assets held for sale.

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

(r) Accounting standards update

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 makes targeted, narrow-scope improvements to the interim reporting guidance in ASC 270 to clarify the timing and consistency of recognition and measurement in quarterly financial statements. The amendments address specific areas where existing guidance led to uncertainty about whether certain costs, adjustments or changes in estimates should be recognized in an interim period or allocated over an annual period. The amendments in ASU 2025-11 do not introduce new accounting concepts but improves consistency, reduces diversity in practice and enhances comparability across interim reporting periods. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim reporting periods within those fiscal years, and can be applied on either a prospective or modified retrospective basis. Early adoption is permitted. The Company does not anticipate ASU 2025-11 will have a material impact on its consolidated financial statements upon adoption.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Refinements (“ASU 2025-07”). ASU 2025-07 was issued to clarify the application of derivative accounting to certain contracts and refine the guidance for share-based noncash consideration received from customers. The amendments introduce a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one party. Additionally, ASU 2025-07 clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. ASU 2025-07 is effective for fiscal years beginning after December 15, 2026, including interim reporting periods within those fiscal years, and can be applied on either a prospective or modified retrospective basis. Early adoption is permitted. The Company does not anticipate any impact of ASU 2025-07 to the Company and its consolidated financial statements upon adoption.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 was issued to modernize and clarify the accounting for internal-use software, addressing stakeholder concerns that the existing guidance was outdated and based on traditional waterfall development methods that no longer reflect current software development practices, including agile methodologies. The amendments in ASU 2025-06 eliminate references to prescriptive “project stages” and introduce a clearer capitalization threshold, requiring capitalization of software costs once (i) management has authorized and committed funding to the project and (ii) it is probable the software will be completed and used as intended. Entities must also assess whether significant uncertainty exists in the development process when applying this threshold. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and can be applied on a prospective, modified retrospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2025-06 to the Company and its consolidated financial statements upon adoption.

In August 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 was issued to simplify and improve the measurement of credit losses for accounts receivable and contract assets. The amendments in ASU 2025-05 respond to stakeholder concerns regarding the cost and complexity of applying the current expected credit loss model, particularly for assets collected shortly after the balance sheet date. ASU 2025-05 introduces an optional practical expedient allowing all entities to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, including interim reporting periods within those annual reporting periods, and must be applied prospectively. Early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2025-05 to the Company and its consolidated financial statements upon adoption.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation and Revenue from Contracts with Customers (“ASU 2025-04”). ASU 2025-04 revises FASB’s Master Glossary definition of the term performance condition for share-based consideration payable to a customer. The revised definition incorporates conditions (such as vesting conditions) that explicitly include volume or monetary amount of a customer’s purchases of goods or services from the grantor.

In addition, the amendments in ASU 2025-04, eliminate the policy election permitting a grantor to account for forfeitures as they occur; and clarify that share-based consideration encompasses the same instruments as share-based payment arrangements, but the grantee does not need to be a supplier of goods or services to the grantor and clarify that a grantor is required to assess the probability that an award will vest using only the guidance in ASC 718, Compensation––Stock Compensation. Revenue recognition will no longer be delayed when an entity grants awards that are not expected to vest.

ASU 2025-04 is effective for all entities for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2026 and can be applied on a modified retrospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2025-04 to the Company and its consolidated financial statements upon adoption. As of December 31, 2025, the Company has no customer contracts or transactions within the scope of this amendment.

In May 2025, the FASB issued ASU 2025-03, Business Combinations and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 replaces the requirement that the primary beneficiary always is the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Upon adoption, in an acquisition transaction effected primarily by exchanging of equity interests when the legal acquiree is a VIE that meets the definition of a business, the Company will be required to consider the factors in paragraphs ASC 805-10-55-12 through 55-15 to determine if it is the accounting acquirer. Specifically, under ASU 2025-03, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a VIE. ASU 2025-03 is effective for all entities for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2026 and must be applied on a prospective basis. Early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2025-03 to the Company and its consolidated financial statements upon adoption.

In January 2025, the FASB issued ASU 2025-01, Reporting Comprehensive Income - Expense Disaggregation Disclosures, which clarifies the effective dates of ASU 2024-03. Following the issuance of Update 2024-03, the Board was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in Update 2024-03 in an interim reporting period, rather than in an annual reporting period. The Company's annual reporting ends December 31, so ASU 2025-01 has no impact on the Company or its consolidated financial statements.

(s) Reserved

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

	December 31,	December 31,
	2025	2024

Raw materials	$6,853,816	$9,768,295
Packaging and miscellaneous	1,536,003	1,949,621
Work in progress	3,976,567	6,406,679
Finished goods	5,772,008	4,697,399

	$18,138,394	$22,821,994

Cost of Inventory is recognized as an expense when sold and included in cost of goods sold. During the year ended December 31, 2025, the Company recognized $63,099,741 (2024 - $60,298,520) of inventory expensed to cost of goods sold.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

5. Prepaid expenses and other current assets

	December 31,	December 31,
	2025	2024

Security deposits	$27,318	$122,839
Advertising and Marketing	-	259,113
Prepaid rent	963,655	965,043
Insurance	433,720	414,570
License fees	417,304	1,211,694
Miscellaneous	817,059	1,595,557

	$2,659,056	$4,568,816

6. Property, plant and equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2023	6,691,107	17,639,365	13,843,385	64,551,017	5,583,614	108,308,488
Additions	-	1,140,477	3,455,096	8,350,496	8,412,972	21,359,041
Transfers	-	26,786	1,157,443	7,392,523	(8,576,752)	-
Asset Impairments	(625,146)	(1,718,076)	(1,321,587)	(14,940,679)	(2,398,087)	(21,003,575)
Disposals	-	-	(93,206)	-	(62,960)	(156,166)
At December 31, 2024	6,065,961	17,088,552	17,041,131	65,353,357	2,958,787	108,507,788
Additions	-	11,263	814,212	1,968,642	3,732,581	6,526,698
Transfers	-	-	455,941	2,921,724	(3,377,665)	-
Reclassified to Assets Held for Sale		(3,000,000)				(3,000,000)
Asset Impairments	(2,466,944)	(9,314,402)	(3,343,753)	(11,092,756)	-	(26,217,855)
Disposals	(3,311,050)		(149,104)	(212,440)	(400,000)	(4,072,594)
At December 31, 2025	$287,967	$4,785,413	$14,818,427	$58,938,527	$2,913,703	$81,744,037

Depreciation

At December 31, 2023	262,259	914,436	8,803,434	30,776,662	-	40,756,791
Additions	22,184	782,287	2,583,428	10,026,791	-	13,414,690
Asset Impairments	(255,971)	(374,751)	(1,118,722)	(7,369,068)	-	(9,118,512)
Transfers & disposals	-	-	(56,604)	-	-	(56,604)
At December 31, 2024	28,472	1,321,972	10,211,536	33,434,385	-	44,996,365
Additions	15,306	686,630	2,375,684	8,321,634	-	11,399,254
Asset Impairments	(24,074)	(1,098,407)	(2,516,046)	(4,998,803)	-	(8,637,330)
Transfers & disposals	-	-	(104,915)	(31,015)	-	(135,930)
At December 31, 2025	$19,704	$910,195	$9,966,259	$36,726,201	$-	$47,622,359

Carrying amount

At December 31, 2024	$6,037,489	$15,766,580	$6,829,595	$31,918,972	$2,958,787	$63,511,423
At December 31, 2025	$268,263	$3,875,218	$4,852,168	$22,212,326	$2,913,703	$34,121,678

For the year ended December 31, 2025 depreciation expense was $11,399,254 (2024 - $13,414,690) of which $4,351,016 (2024 - $4,553,769) was included in cost of goods sold.

During the year ended December 31, 2025 the Company transferred $3,377,665 (2024 - $8,576,752) of costs from Construction in Progress to Leasehold Improvements, Buildings, Equipment and Land Improvements upon completion of the related projects.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

During the year ended December 31, 2025 the Company disposed of various property and equipment for proceeds of $9,101,339 (2024 - $21,000) resulting in a net loss of $2,423,653 (2024 - net loss of $78,563).

During the year ended December 31, 2025 the Company recorded a full impairment charge of $6,609,590 associated with property, plant and equipment, for its Las Vegas, Nevada cultivation facility as the fair value of these assets based on management's expected future cash flows equal $0.

During the year ended December 31, 2025 the Company recorded an impairment charge of  $10,970,935 associated with property, plant and equipment, for its Coalinga, California cultivation facility as the fair value of these assets based on management's expected future cash flows equaled $3,000,000.  These assets were reclassified as held for sale and subsequently sold for $2,734,319 resulting in a loss on sale of assets of $265,681.

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

7. Intangible assets and goodwill

	Retail Dispensary Santa Ana	Retail Dispensary Clark County	Cultivation and Production Clark County	Master License Florida	Illinois License	Cultivation Coalinga CA Other Intangibles	Florida MMTC License-VidaCann	VidaCann Goodwill	Other	Total
Gross carrying amount

Balance, December 31, 2023	$6,151,343	$690,000	$709,798	$-	$1,812,656	$5,860,000	$-	$-	$30,000	$15,253,797
Additions	-	-	-	-	-	-	9,000,000	30,661,477	-	39,661,477
Impairment loss	(6,151,343)	-	-	-	-	-	-	-	-	(6,151,343)
Balance at December 31, 2024	$-	$690,000	$709,798	$-	$1,812,656	$5,860,000	$9,000,000	$30,661,477	$30,000	$48,763,931
Additions	-	-	-	-	-	-	-	-	-	-
Impairment loss	-	-	-	-	-	(5,860,000)	-	-	-	(5,860,000)
Balance at December 31, 2025	$-	$690,000	$709,798	$-	$1,812,656	$-	$9,000,000	$30,661,477	$30,000	$42,903,931

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

During the year ended December 31, 2025 the Company recorded a full impairment charge of  $5,860,000 associated with the licenses, for its Coalinga, California cultivation facility as the fair value of these licenses based on management's expected future cash flows equal $0.

During the year ended December 31, 2024 the Company recorded a full impairment charge of  $6,151,343 associated with the licenses, for its Orange County, California dispensary as the fair value of these licenses based on management's expected future cash flows equal $0.

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

8. Leases

The Company’s lease agreements are for cultivation, manufacturing, retail, and office premises and for vehicles. The property lease terms range between 5 years and 24 years depending on the facility and are subject to an average of 2 renewal periods of equal length as the original lease. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Rent expense for leases with escalation clauses is accounted for on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table provides the components of lease cost recognized in the consolidated statement of operations and comprehensive loss for 2025 and 2024:

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

	December 31,	December 31,
	2025	2024

Operating lease costs	$9,116,064	$7,773,169
Short term lease expense	449,079	330,004
Total lease costs	$9,565,143	$8,103,173

Other information related to operating and finance leases as of and for the year end December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
	Operating	Operating
	Lease	Lease

Weighted average discount rate	15.00%	15.00%
Weighted average remaining lease term	7.72	7.90

The maturity of the contractual undiscounted lease liabilities as of December 31, 2025 and 2024 is:

	2025	2024
	Operating	Operating
	Lease	Lease

2025	$-	$8,682,145
2026	7,779,306	8,750,185
2027	7,973,556	8,805,324
2028	8,050,719	8,934,274
2029	8,106,646	8,858,495
2030	8,067,339	8,109,104
2031	7,917,963	-
Thereafter	61,532,548	67,931,257

Total undiscounted lease liabilities	109,428,077	120,070,784
Interest on lease liabilities	(64,829,069)	(71,803,530)
Total present value of minimum lease payments	44,599,008	48,267,254
Lease liability - current portion	(1,385,566)	(1,818,588)
Lease liability	$43,213,442	$46,448,666

All leases relate to real estate.

For the year ended December 31, 2025 the Company incurred $9,116,064 of operating lease costs (2024 - $7,773,169), of which $3,991,265 (2024 - $3,275,515) was allocated to cost of goods sold and inventory.

During the year ended December 31, 2025 the Company recorded a full impairment charge of  $5,813,212 associated with ROU assets related to its Las Vegas, Nevada cultivation facility as the fair value of these assets based on management's expected future cash flows equal $0.

During the year ended December 31, 2025 the Company recorded a full impairment charge of  $590,491 associated with ROU assets related to a warehouse space in Coalinga, California as the fair value of these assets based on management's expected future cash flows equal $0.

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

9. Notes payable

	December 31,	December 31,	Stated Interest		Effective	Maturity
	2025	2024	Rate		Interest Rate	Date

Promissory note dated November 4, 2015, with semi-annual interest at 5.0%, secured by deed of trust, due December 1, 2019	-	884,000	5.0%	(1)	5.0%	12/1/2019
Promissory Note to Former VidaCann Shareholders, unsecured with interest accrued at 5.0%, maturity date April 1, 2025	-	4,869,695	5.0%	(2)	15.0%	4/1/2025
Promissory Note to La Fayette State Bank, unsecured with interest paid monthly at 10%, maturity date February 20, 2025	-	2,927,989	10.0%	(3)	15.0%	2/20/2025
Promissory Note to VidaCann former managers, unsecured with interest paid monthly at 7.5%, maturity date May 6, 2029	1,234,353	1,177,722	7.5%	(4)	15.0%	5/6/2029
Revolving Line of Credit, cash secured with monthly interest paid at an annual rate of 5.65%	9,750,000	-	5.65%	(5)	5.65%	6/30/2026

	$10,984,353	$9,859,406
Less current portion	(9,750,000)	(8,681,684)
	$1,234,353	$1,177,722

Stated maturities of debt obligations are as follows:

2024	$-	$-
2025	-	8,681,684
2026	9,750,000	-
2027	-	-
2028	-	-
2029	1,234,353	1,177,722
Total	$10,984,353	$9,859,406

(1) The Promisory note dated November 4, 2015 had a face value of $884,000.  The Company settled with the note holder for a parcel of land secured by the note in exchange for cancellation of the note in full and relief of all accrued interest.  Total interest expense including accrued interest for the year ended December 31, 2025 equaled $0 (2024 - $44,200).

(2) The Promisory note to former VidaCann Shareholders had a face value of $5,000,000.  The Company determined a fair value of $4,632,129 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate.  Total interest expense including accrued interest and amortization of the note discount for the year ended December 31, 2025 equaled $213,182 (2024 - $378,662).  This note was paid in full on April 1, 2025.

(3) The Promisory note to Lafayette State Bank had a face value of $2,947,632.  The Company determined a fair value of $2,862,159 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate.  Total interest expense including paid and accrued interest and amortization of the note discount for the year ended December 31, 2025 equaled $84,327 (2024 - $260,658).  This note was paid in full on February 11, 2025.

(4) The Promisory note to VidaCann former managers had a face value of $1,500,000.  The Company determined a fair value of $1,148,423 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate.  Total interest expense including paid interest and amortization of the note discount for the year ended December 31, 2025 equaled $169,119 (2024 - $98,339).

(5) The Company entered into a cash secured line of credit up to $9,750,000, effective June 13, 2024, with no other collateral securing the credit line (the "revolving line of credit"). The revolving line of credit contains no financial, or other incurrence-based covenants or no material maintenance covenants. The revolving line of credit balance at December 31, 2025 equaled $9,750,000 (2024 - $0). Total interest expense for the year ended December 31, 2025 equaled $434,442 (2024 - $0).

10. Share capital

The Company is authorized to issue 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

		Common Stock

		December 31,	December 31,
		2025	2024
Common Stock
Balance at January 1		325,163,800	223,317,270
Shares issued on settlement of RSUs	i.	507,000	1,224,278
Shares issued on public offering	ii.	-	18,750,000
Shares issued on VidaCann acquisition	iii.	-	80,564,554
Finders shares issued on VidaCann acquisition	iv.	-	1,307,698

Total shares of common stock outstanding on December 31		325,670,800	325,163,800

i. Shares issued for Restricted Share Units

During the year ended December 31, 2025, 23,930,635 restricted stock units ("RSU") were awarded under the Planet 13 Holdings Inc 2023 Equity incentive plan (as amended from time to time, the "2023 Equity Plan"). 507,000 of these RSUs vested and were issued, 1,780,931 RSUs were forfeited and cancelled. The Company did not receive any cash proceeds on the settlement of the RSUs.

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

11. Warrants

The following table summarizes the number of warrants outstanding at December 31, 2025 and 2024:

	December 31, 2025	Weighted Average Exercise Price - USD	December 31, 2024	Weighted Average Exercise Price - USD

Balance - beginning of year	18,750,000	$0.77	-	$-
Exercised	-	$-	-	$-
Issued	-	$-	18,750,000	$0.77
Expired	-	$-	-	$-
Balance - end of year	18,750,000	$0.77	18,750,000	$0.77

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

On July 22, 2025, the Company authorized an additional 10,000,000 reserve shares for a total of 32,000,000 shares of Common Stock available for grants under the 2023 Equity Plan and all other security based compensation arrangements of the Company, including the Prior Plans (the “Total Share Reserve”). As of December 31, 2025, after taking into account the 23,930,635 RSUs granted in the year ended December 31, 2025, a maximum number of 5,657,319 shares of Common Stock are available for issuance under the 2023 Equity Plan, subject to adjustment pursuant to the terms of the 2023 Equity Plan.

(a) Stock options

During the years ended December 31, 2025 and 2024

No incentive stock options were granted during the years ended December 31, 2025 and 2024

The following table summarizes information about stock options outstanding at December 31, 2025 and 2024:

	Exercise price	December 31, 2025	December 31, 2025	December 31, 2024	December 31, 2024
Expiry Date	CAD$	Outstanding	Exercisable	Outstanding	Exercisable

February 27, 2025	$1.31	-	-	51,525	51,525
December 15, 2025	$3.06	-	-	269,075	269,075
September 30, 2026	$4.37	97,322	97,322	97,322	97,322
		97,322	97,322	417,922	417,922

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The following assumptions were used to arrive at the value ascribed to the options issued using a Black Scholes Option Pricing model:

Share-based compensation expense attributable to employee options was $nil for the year ended December 31, 2025 (2024 - $nil).

	December 31,
	2025	2024

The outstanding options have a weighted average CAD$ exercise price of:	$4.37	$3.15

Weighted average remaining life in years of outstanding options:	0.75	1.04

	December 31, 2025	Weighted Average Exercise Price - CAD	December 31, 2024	Weighted Average Exercise Price - CAD

Balance - beginning of year	417,922	$3.15	603,125	$2.58
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	(320,600)	2.78	(185,203)	1.31
Balance - end of year	97,322	$4.37	417,922	$3.15

The total intrinsic value of stock options exercised, outstanding and exercisable as of December 31, 2025 and 2024 was $nil.

(b) Restricted Share Units

The following table summarizes the RSUs that are outstanding as at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Balance - beginning of year	300,000	1,122,429
Issued	23,930,635	485,185
Exercised	(507,000)	(1,224,278)
Surrendered for taxes	-	(83,333)
Forfeited	(1,780,931)	-
Rounding adjustment	-	(3)
Balance - end of year	21,942,704	300,000

The Company recognized $2,336,487 in share-based compensation expense attributable to RSUs vesting during the year ended December 31, 2025 ($180,308 for the year ended December 31, 2024).

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

During the year ended December 31, 2025

23,930,635 RSU's were granted, and 507,000 RSUs vested and were issued. The Company did not receive any cash proceeds from the settlement of the RSUs.

During the year ended  December 31, 2025, 1,780,931 RSUs were forfeited.

During the year ended December 31, 2024

485,185 RSU's were granted, and 185,185 RSUs vested and were issued, of which 83,333 were surrendered in exchange for payment of tax withholdings. The Company did not receive any cash proceeds from the settlement of the RSUs.

During the year ended  December 31, 2024, no RSUs were forfeited.

13. Loss per share

	December 31, 2025	December 31, 2024

Loss	$(63,923,695)	$(47,796,856)

Weighted average number of shares outstanding, basic and diluted	325,338,047	292,166,589

Basic and diluted loss per share	$(0.20)	$(0.16)

Approximately 40,790,026 and 19,467,922 of potentially dilutive securities for the years ended December 31, 2025 and  December 31, 2024 respectively were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to net loss in such years.

14. Income taxes

The components of income tax expense (benefit) of the Company are summarized as follows:

	December 31, 2025	December 31, 2024
Current taxes:
Federal	$12,821,098	$13,195,875
State	900,114	1,014,207
Foreign	-	-
Current tax expense (benefit)	13,721,212	14,210,082

Deferred taxes:
Federal	(1,766,025)	(1,578,197)
State	(311,475)	(441,642)
Foreign	-	-
Deferred tax expense (benefit)	(2,077,500)	(2,019,839)

Income tax expense (benefit)	$11,643,712	$12,190,243

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The actual income tax provision differs from the expected amount calculated by applying the statutory income tax rate to the loss before tax. These differences result from the following:

	December 31, 2025	December 31, 2024
Income (loss) before income taxes	$(52,279,983)	$(35,606,613)
Statutory income tax rate	21%	21%
Income tax expense (benefit) at statutory rate	(10,978,796)	(7,477,389)

State income taxes	588,639	1,853,657
UTP Related to 208E	18,576,098	12,273,276
Nondeductible penalties	-	489,813
Other permanent differences	173,102	-
Book Impairment	-	3,175,774
Change in valuation allowance	1,570,242	847,315
Change in state rate	17,005	4,561
Prior period adjustments	1,458,561	200,817
2023 UTP related to Holdco	-	188,550
UTP Penalties & Interests	2,548,718	545,937
Other adjustments	(2,309,857)	87,931
Income tax expense (benefit)	$11,643,712	$12,190,243

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

The components of deferred tax assets and liabilities of the Company are summarized as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Loss carryforwards	$15,654,624	$15,885,208
Share based compensation	2,102,227	1,611,565
Charitable Contribution	515	515
Loyalty points	48,573	513,959
Capital loss carry forward	11,109,075	11,109,075
Lease liabilities	4,740,770	4,913,815
Inventory Reserve	719,809	49,463
COGS related Impairment	1,177,959	370,419
Gross deferred tax assets	35,553,552	34,454,019

Valuation allowance	(30,043,884)	(28,473,642)
Net deferred tax assets	5,509,668	5,980,377

Deferred Tax Liabilities:
Other Licenses	1,219,063	2,242,272
Right-of-use assets	2,951,308	4,452,567
Property and equipment	47,479	71,220
Net deferred tax liabilities	4,217,850	6,766,059

Total net deferred tax assets (liabilities)	$1,291,818	$(785,682)

As at December 31, 2025, the Company has $72,426,034 of gross U.S. federal net operating losses and $5,020,248 of gross U.S. state net operating losses. The Company’s U.S. federal net operating losses can be carried forward indefinitely. The Company’s U.S. state net operating losses have 20-year carryforward periods and begin to expire in 2042. On September 15, 2023, the Company changed its jurisdiction from the Province of British Columbia, Canada, to the State of Nevada. As a result, the Company filed final Canadian income tax returns for the 2023 tax year and no longer has any Canadian income tax attributes as of December 31, 2025.

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

A reconciliation of the beginning and ending amount of uncertain tax liabilities is as follow:
		2025	2024
	Balance at Beginning of Year	19,321,475	-
	Additions based on tax position related to the current year 280E position	11,594,492	13,800,944
	Additions based on tax position related to the prior year	2,125,435	5,520,531
	Balance at End of Year	33,041,402	19,321,475

A reconciliation of the beginning and ending amount of uncertain tax benefits is as follow:
		2025	2024
	Balance at Beginning of Year	41,877,402	-
	Increase related to tax position in a prior period	-	27,530,520
	Increase relted to tax positions in the current period	11,594,492	13,800,944
	Interest and penalties in income tax expense	2,125,435	545,937
	Balance at End of Year	55,597,329	41,877,402

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2025, management believes it its more-likely-than-not that the Company’s net deferred tax assets related to its loss carryforwards, stock compensation, and Florida license would not be realized in the near future and records a full valuation allowance on these deferred tax assets. The Company’s valuation allowance represents the amount of tax benefits that are likely to not be realized. The net change in the valuation allowance from  December 31, 2024 was $1,570,242.

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

15. General and administrative

	December 31,
	2025	2024

Salaries and wages	$20,667,899	$21,316,396
Share based compensation	$2,336,487	180,308
Executive compensation	$3,557,596	3,048,605
Licenses and permits	$2,639,454	2,651,018
Payroll taxes and benefits	$5,065,057	4,198,424
Supplies and office expenses	$870,288	1,118,430
Subcontractors	$2,312,260	2,810,695
Professional fees (legal, audit and other)	$5,053,485	8,131,961
Miscellaneous general and administrative expenses	$9,121,529	7,716,055
	$51,624,055	$51,171,892

16. Supplemental cash flow information

	December 31,
Change in Working Capital	2025	2024

Accounts Receivable	$(3,289,298)	$(277,229)
Inventory	1,064,137	313,879
Prepaid Expenses and Other Assets	1,909,760	1,200,818
Long-term Deposits and Other Assets	204,594	8,503
Deferred Tax Assets	(902,129)	(190,487)
Accounts Payable	(164,567)	4,336,441
Accrued Expenses	(3,543,881)	(2,943,913)
Other Liabilities	(26,920)	1,187,722
Notes Payable	-	(845,026)
Uncertain Tax Positions	13,719,927	19,321,475
Income Taxes Payable	19,600	(4,643,058)
	$8,991,223	$17,469,125

Cash Paid

Interest Paid on Leases	$7,101,374	$5,819,090
Income Taxes	$-	$-

Non-cash Financing and Investing Activities

Shares issued in business combination	$-	$42,123,314
Finders shares issued in business combination	$-	$750,000
PPE transferred to assets held for sale	$3,000,000	$-
Lease additions	$2,400,057	$23,353,135
Lease Terminations	$771,628	$-
Fixed Asset Amounts in Accounts Payable	$273,550	$318,717
Reclassification of long term lease liabilities to current	$(433,022)	$1,143,994

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

17. Related Party Transactions and Balances

Related party transactions are summarized as follows:

(a) Building Lease

As part of the VidaCann acquisition on May 9, 2024, the Company entered into a long-term lease agreement with Loop's Nursery for a property in St John's Florida that is used as the Company's primary cultivation facility in Florida.  Loop's Nursery is primarily owned by David Loop, one of the Company's board members.  Payments for rent and associated costs related to the use of this property for the year ended December 31, 2025 equaled $3,421,058 (2024 - $1,208,531).

(b) Other

As part of the VidaCann acquisition on May 9, 2024, the Company acquired related party notes payable due to David Loop, one of the Company's board members and Mark Ascik, Former Co-President Florida Operations in the amounts of $750,000 each (see Note 9).  Payments for interest on the related party notes for the year ended December 31, 2025 totaled $112,500 combined (2024 - $75,206).

Effective March 1, 2025, the Company entered into a 30 month lease agreement with PRMN Investments Ltd for a Florida apartment unit used primarily for executive travel in Florida for oversight of Florida operations. PRMN Investments Ltd is primarily owned by Robert Groesbeck, the Company's Co-CEO. The lease agreement was subsequently terminated in November 2025 upon mutual agreement.  Payments for rent and associated costs related to the use of this property for the year ended December 31, 2025 equaled $51,958 (2024 - $nil).

Effective September 19, 2025, the Company entered into a three month consulting agreement with Off the House, LLC, an entity owned and operated by the stepson of Robert Groesbeck, the Company's Co-CEO. After the initial three month period, the contract continues on a month to month basis. Total contract payments for the year ended December 31, 2025 equaled $44,650 (2024 - $nil).

On December 31, 2025, $5,935 was due to Off the House, LLC, no other amounts were due to related parties (2024 - $nil).

18. Commitments and contingencies

(a) Construction Commitments

The Company had $383,494 of outstanding construction commitments as of December 31, 2025 (2024 - $786,490) payable as construction is completed over an estimated six month period.

(b)    Contingencies

The Company's operations are subject to a variety of local and state regulation. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at December 31, 2025, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At December 31, 2025 and 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

19. Risks

Credit risk

Credit risk is the risk that a third party might fail to discharge its obligations under the terms of a financial instrument. Credit risk arises from cash with banks and financial institutions. It is management's opinion that the Company is not exposed to significant credit risk arising from these financial instruments. The Company limits credit risk by entering into business arrangements with high credit-quality counterparties.  The Company further limits credit risk to a maximum of $250,000 to any individual counterparty at a given time.  Total maximum credit risk for all counterparties combined is estimated at $500,000.

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

Liquidity risk

The Company’s approach to managing risk is to ensure that it will have sufficient liquidity to meet liabilities when due.  As of December 31, 2025, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases and taxes.  The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis.  Historically, the Company’s main source of funding has been the public issuance of common stock.  The Company’s access to financing is always uncertain.  There can be no assurance of continued access to significant equity financing.

Concentration risk

The Company operates primarily in Southern Nevada, Southern California, Florida and Illinois. Should economic conditions deteriorate within that region, its results of operations and financial position would be negatively impacted.

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

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

Currency rate risk

As at December 31, 2025, none of the Company’s financial assets and liabilities were held in Canadian dollars (2024 - $0). The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time.

The Company’s exposure to a 10% change in the foreign exchange conversion rate at December 31, 2025 equals $nil.

20. Potential Acquisition

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

21. Property Recovered in Settlement

On March 3, 2025 the Company announced significant recovery of funds related to El Capitan, including a settlement and recovery of $2.1 million of funds which were held at Bridge Bank, a division of Western Alliance Bank (collectively "WAB"), bringing the total recovery of funds held at WAB to $5.5 million. Additionally, the Company, through a wholly-owned subsidiary, obtained real estate (the "Real Property") valued at approximately $5.0 million based on comparable sales, and carried on the balance sheet at a net (after estimated costs to sell) value of $4.6 million. On July 15, 2025, the Real Property was sold at a net value (after estimated costs to sell) of $4.1 million, resulting in a loss on sale of assets of $502,154. The recovery amount is also included in the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2025 in Other income, net and also in the Interim Condensed Consolidated Statements of Cash Flows for
the year ended December 31, 2025 in adjustments for items not involving cash, recovery of property in legal settlement.

PLANET 13 HOLDINGS INC.
Notes to the Consolidated Financial Statements
(in United States Dollars)

22. Subsequent events

On February 10, 2026 the Company received approval from the California Department of Cannabis Control to transfer licenses related to its Santa Ana dispensary and distribution facility, thereby allowing the Company to complete its exit from the California market.