Form 10-Q
period 2026-03-31
Planet 13 Holdings Inc.
filed 2026-05-13
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, there were 328,604,131 shares of common stock outstanding.

Planet 13 Holdings Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2026

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

Readers are cautioned that forward-looking information and statements are not based on historical facts but instead are based on reasonable assumptions and estimates of our management at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements. Such factors include, among others, our actual financial position and results of operations differing from management’s expectations; our business model; a lack of business diversification; increasing competition in the industry; public opinion and perception of the cannabis industry; expected significant costs and obligations; current reliance on limited jurisdictions; development of our business; access to capital; risks relating to the management of growth; risks inherent in an agricultural business; risks relating to energy costs; risks related to research and market development; risks related to breaches of security at our facilities; reliance on suppliers; risks relating to the concentrated voting control of the Company; risks related to our being a holding company; risks related to service providers withdrawing or suspending services under threat of prosecution; risks related to proprietary intellectual property and potential infringement by third parties; risks of litigation relating to intellectual property; negative clinical trial results; insurance related risks; risk of litigation generally; risks associated with cannabis products manufactured for human consumption, including potential product recalls; risks relating to being unable to attract and retain key personnel; risks relating to obtaining and retaining relevant licenses; risks relating to integration of acquired businesses; risks related to quantifying our target market; risks related to industry growth and consolidation; fraudulent activity by employees, contractors and consultants; cyber-security risks; conflicts of interest; risks related to reputational damage in certain circumstances; leased premises risks; risks related to epidemics and pandemics; U.S. regulatory landscape and enforcement related to cannabis, including political risks; heightened scrutiny by Canadian regulatory authorities; risks related to capital raising due to heightened regulatory scrutiny; risks related to tax liabilities; risks related to U.S. state and local law and regulations; risks related to access to banks and credit card payment processors; risks related to potential violation of laws by banks and other financial institutions; ability and constraints on marketing products; risks related to lack of U.S. federal trademark and patent protection; risks related to the enforceability of contracts; the limited market for our securities; difficulty for U.S. holders of our common stock to resell over the Canadian Securities Exchange; price volatility of our common stock; future sales by shareholders; no guarantee regarding use of available funds; currency fluctuations; risks related to entry into the U.S; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent reports.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash	$6,007,037	$5,325,031
Restricted Cash	10,250,000	10,250,000
Accounts Receivable	712,846	1,007,891
Inventory	17,187,957	18,138,394
Other Receivables	1,578,192	3,754,563
Prepaid Expenses and Other Current Assets	2,096,804	2,659,056
Total Current Assets	37,832,836	41,134,935

Property, Plant and Equipment	32,527,756	34,121,678
Intangible Assets and Goodwill	42,903,931	42,903,931
Right of Use Assets - Operating	30,967,920	31,489,308
Long-term Deposits and Other Assets	898,725	829,164
Deferred Tax Asset	1,783,723	1,798,654

TOTAL ASSETS	$146,914,891	$152,277,670

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current:
Accounts Payable	$6,692,826	$7,212,187
Accrued Expenses	3,260,040	4,632,011
Income Taxes Payable	159,080	159,080
Notes Payable - Current Portion	9,750,000	9,750,000
Operating Lease Liabilities	1,456,078	1,385,566
Total Current Liabilities	21,318,024	23,138,844

Long-Term Liabilities:
Operating Lease Liabilities	42,888,732	43,213,442
Other Long-term Liabilities	1,265,654	1,250,433
Uncertain Tax Positions	37,053,990	33,041,402
Deferred Tax Liability	663,317	506,836
Total Liabilities	103,189,717	101,150,957

SHAREHOLDERS' EQUITY
Common Stock, no par value, 1,500,000,000 shares authorized, 328,270,798 issued and outstanding at March 31, 2026 and 325,670,800 issued and outstanding at December 31, 2025	-	-
Preferred Stock, no par value, 50,000,000 shares authorized, 0 issued and outstanding at March 31, 2026 and 0 at December 31, 2025	-	-
Additional Paid-In Capital	371,852,089	371,157,826
Deficit	(328,126,915)	(320,031,113)
Total Shareholders' Equity	43,725,174	51,126,713

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$146,914,891	$152,277,670

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars, except Share Amounts)

	Three Months Ended
	March 31,	March 31,
	2026	2025

Revenues, net of discounts	$21,092,230	$28,031,807
Cost of Goods Sold	(11,678,617)	(16,024,302)
Gross Profit	9,413,613	12,007,505

Expenses:
General and Administrative	11,207,427	14,016,688
Sales and Marketing	1,201,175	1,547,018
Lease Expense	1,212,146	1,304,893
Depreciation	1,469,219	1,751,430
Total Expenses	15,089,967	18,620,029

Loss From Operations	(5,676,354)	(6,612,524)

Other Income (Expense):
Interest income (expense), net	(79,068)	(176,411)
Foreign exchange (loss)	-	(2,889)
Other income, net	1,843,619	4,978,523
Total Other Income (Expense)	1,764,551	4,799,223

Loss Before Provision for Income Taxes	(3,911,803)	(1,813,301)

Provision For Income Taxes
Current Tax Expense	(4,012,587)	(1,071,602)
Deferred Tax Recovery	(171,412)	837,736
	(4,183,999)	(233,866)

Net Loss and Comprehensive Loss	$(8,095,802)	$(2,047,167)

Loss per Share
Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted Average Number of Shares of Common Stock
Basic and diluted	327,921,909	325,261,578

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Shares of Common Stock	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2024	325,163,800	18,750,000	$368,821,339	$(256,107,418)	$112,713,921

Share based Compensation - RSUs	-	-	60,331	-	60,331
Shares Issued on Settlement of RSUs	100,000	-	-	-	-
Net Loss for the Period	-	-	-	(2,047,167)	(2,047,167)

Balance, March 31, 2025	325,263,800	18,750,000	$368,881,670	$(258,154,585)	$110,727,085

Balance, December 31, 2025	325,670,800	18,750,000	$371,157,826	$(320,031,113)	$51,126,713

Share based Compensation - RSUs	-	-	694,263	-	694,263
Shares Issued on Settlement of RSUs	2,599,998	-	-	-	-
Net Loss for the Period	-	-	-	(8,095,802)	(8,095,802)

Balance, March 31, 2026	328,270,798	18,750,000	$371,852,089	$(328,126,915)	$43,725,174

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In United States Dollars)

	Three Months Ended
	March 31,	March 31,
	2026	2025
CASH USED IN OPERATING ACTIVITIES
Net loss	$(8,095,802)	$(2,047,167)
Adjustments for items not involving cash:
Shared based compensation	694,263	60,331
Non-cash lease expense	437,101	506,530
Depreciation	2,223,690	3,081,283
Gain on disposal of fixed assets	(1,520,000)	-
Recovery of property in legal settlement	-	(4,570,227)
Amortization of note payable discount	15,221	126,725
Lease incentive amortization	(15,714)	2,381
	(6,261,241)	(2,840,144)

Net Changes in Non-cash Working Capital Items	6,292,616	(1,986,054)
Proceeds from lease incentives	50,000	-
Repayment of lease liabilities	(254,198)	(362,842)
Total Operating	(172,823)	(5,189,040)

FINANCING ACTIVITIES
Repayment of Lafayette State Bank Note	-	(2,947,632)
Bank of Nevada Revolving Line of Credit	-	3,000,000
Total Financing	-	52,368

INVESTING ACTIVITIES
Purchase of property and equipment	(665,171)	(2,691,268)
Proceeds from sales of fixed assets	1,520,000	-
Total Investing	854,829	(2,691,268)

NET CHANGE IN CASH DURING THE PERIOD	682,006	(7,827,940)

CASH AND RESTRICTED CASH
Beginning of Period	15,575,031	25,435,077

End of Period	$16,257,037	$17,607,137

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

The Company is a vertically integrated cultivator and provider of cannabis and cannabis-infused products that is licensed under the laws of the States of Nevada, California, Illinois and Florida. The Company is licensed in these jurisdictions as follows: six Nevada licenses for cultivation (three medical and three adult-use), six Nevada licenses for production (three medical and three adult-use), three Nevada dispensary licenses (one medical and two adult-use), two Nevada licenses for distribution (one active, one conditional), One distribution licenses in California, one medium indoor cultivation license in California, one Medical Marijuana Treatment Center license in Florida (unlimited medical dispensaries, cultivation and processing) and one adult-use dispensary license in Illinois. As of March 31, 2026 all California operations have been sold, with the remaining cannabis license transfers awaiting final regulatory approval, which is expected in the second quarter of 2026.

P13 is a public company which is listed on the Canadian Securities Exchange (“CSE”) under the symbol PLTH and on the OTCQX exchange under the symbol “PLNH”.

The Company’s registered and head office address is 2548 W. Desert Inn Road, Suite 100, Las Vegas, NV 89109.

While cannabis and CBD-infused products are legal under the laws of several U.S. states (with varying restrictions applicable), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse. On April 23, the U.S. Department of Justice issued a Final Order (the “Order”) placing FDA-approved marijuana products and state-regulated medical marijuana from Schedule I to Schedule III of the Controlled Substances Act. The Order does not apply to adult-use cannabis which remains classified as a Schedule I controlled substance. State medical marijuana license holders will no longer be subject to section 280E of the IRC. The Company continues to assess the impact of these developments and evaluate potential implications for its operations, tax position, and regulatory environment.

The federal government currently is prohibited from prosecuting businesses that operate in compliance with applicable state and local medical cannabis laws and regulations; however, this does not protect adult use cannabis. If the federal government changes this position, it would be financially detrimental to the Company.

2. Basis of Presentation

These unaudited condensed consolidated interim financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for all periods presented. Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with GAAP have been omitted or condensed. The information included in these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended  December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for the fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

These unaudited condensed consolidated interim financial statements were authorized for issuance by the Board of Directors of the Company on May 13, 2026.

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

These unaudited condensed consolidated interim financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at March 31, 2026	Jurisdiction of Incorporation	Ownership Interest 2026	Ownership Interest 2025	Nature of Business

MM Development Company, Inc. ("MMDC")	Nevada, USA	100%	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Management/holding company
LBC CBD LLC ("LBC")	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	100%	Holding company
Next Green Wave, LLC	California, USA	100%	100%	California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	100%	100%	Illinois license holding company; cannabis retail sales
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company for By The Slice LLC
By The Slice, LLC	Nevada, USA	100%	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Real Prop LLC	Florida, USA	100%	100%	Holding company
Planet 13 Lifestyles LLC	Nevada, USA	100%	100%	Retail sales of apparel and accessories
VidaCann, LLC	Florida, USA	100%	100%	Florida license holding company
Planet 13 Innovations LLC	Nevada, USA	100%	100%	Intellectual property holding company
Estate of Las Palmas LLC	California, USA	100%	100%	Real estate holdings company
Club One Three, LLC	Nevada, USA	100%	100%	Inactive

ii)	Functional currency

These unaudited condensed consolidated interim financial statements are presented in U.S. Dollars (“USD”), which is the Company’s and its subsidiaries’ functional currency.

Foreign currency transactions are remeasured to the respective financial currencies of the Company’s entities at the exchange rates in effect on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are measured to the functional currency at the foreign exchange rate applicable at the statement of balance sheets date. Non-monetary items are carried at historical rates. Non-monetary items carried at face value denominated in foreign currencies are remeasured to the functional currency at the date when the fair value was determined. Realized and unrealized foreign exchange gains and losses are recognized through profit or loss.

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

	March 31,	December 31,
	2026	2025

Raw materials	$6,358,562	$6,853,816
Packaging and miscellaneous	1,568,517	1,536,003
Work in progress	4,864,997	3,976,567
Finished goods	4,395,881	5,772,008
	$17,187,957	$18,138,394

Cost of Inventory is recognized as an expense when sold and included in the cost of goods sold. During the three months ended March 31, 2026, the Company recognized $11,678,617 (2025 - $16,024,302) of inventory expensed to cost of goods sold.

4. Prepaid Expenses and Other Current Assets

	March 31,	December 31,
	2026	2025

Security deposits	$25,000	$27,318
Advertising and Marketing	18,748	-
Prepaid rent	908,696	963,655
Insurance	271,209	433,720
License fees	280,580	417,304
Miscellaneous	592,571	817,059
	$2,096,804	$2,659,056

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

5. Property, Plant and Equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2025	$287,967	$4,785,413	$14,818,427	$58,938,527	$2,913,703	$81,744,037
Additions	-	-	3,985	23,856	601,927	629,768
Disposals	-	-	(40,259)	-	-	(40,259)
At March 31, 2026	$287,967	$4,785,413	$14,782,153	$58,962,383	$3,515,630	$82,333,546

Depreciation

At December 31, 2025	$19,704	$910,195	$9,966,259	$36,726,201	$-	$47,622,359
Additions	2,107	113,771	495,946	1,611,866	-	2,223,690
Disposals	-	-	(40,259)	-	-	(40,259)
At March 31, 2026	$21,811	$1,023,966	$10,421,946	$38,338,067	$-	$49,805,790

Carrying amount

At December 31, 2025	$268,263	$3,875,218	$4,852,168	$22,212,326	$2,913,703	$34,121,678
At March 31, 2026	$266,156	$3,761,447	$4,360,207	$20,624,316	$3,515,630	$32,527,756

For the three months ended March 31, 2026, depreciation expense was $2,223,690 (2025 - $3,081,283) of which $754,471 (2025 - $1,329,853) was included in cost of goods sold and inventory.

During the three months ended March 31, 2026, $0 was transferred from Construction in Progress to the other fixed accounts (2025 - $2,057,410).

During the three months ended March 31, 2026, a gain on the sale of fixed assets in the amount of $1,520,000 was included in other income.  The sale represents all assets of the Planet 13 Orange County dispensary and had a net book value of $0.

During the three months ended March 31, 2026, no impairment charges were recognized. (2025 - $0).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

6. Intangible Assets and Goodwill

	Retail Dispensary License Clark County	Cultivation and Production License Clark County	Illinois License	Florida MMTC License-VidaCann	VidaCann Goodwill	Other	Total
Gross carrying amount

Balance, December 31, 2025	$690,000	$709,798	$1,812,656	$9,000,000	$30,661,477	$30,000	$42,903,931
Impairments	-	-	-	-	-	-	-
Balance at March 31, 2026	$690,000	$709,798	$1,812,656	$9,000,000	$30,661,477	$30,000	$42,903,931

The company tests and assesses for impairment of intangible asset carrying values annually at a minimum, or when there are indicators of a loss in value, such as a decline in the market or overall business performance.  During the three months ended March 31, 2026, no impairment charges were recognized. (2025 - $0).

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table provides the components of lease costs recognized in the unaudited interim condensed consolidated statement of operations and comprehensive loss for the three month periods ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,	March 31,
	2026	2025

Operating lease costs	$2,074,660	$2,307,071
Short term lease expense	153,252	111,293
Total lease costs	$2,227,912	$2,418,364

Other information related to operating and finance leases as of and for the three months ended March 31, 2026 and 2025 is as follows:

	March 31, 2026	March 31, 2025
	Operating	Operating
	Lease	Lease

Weighted average discount rate	15.00%	15.00%
Weighted average remaining lease term	7.39	7.66

The maturities of the contractual undiscounted lease liabilities as of March 31, 2026 and  December 31, 2025 are:

	March 31,	December 31,
	2026	2025
	Operating	Operating
	Lease	Lease

2026	$5,855,798	$7,779,306
2027	7,973,556	7,973,556
2028	8,050,719	8,050,719
2029	8,106,646	8,106,646
2030	8,067,339	8,067,339
2031	7,917,963	7,917,963
2032	7,655,113	-
Thereafter	53,877,434	61,532,548

Total undiscounted lease liabilities	107,504,568	109,428,077
Interest on lease liabilities	(63,159,758)	(64,829,069)
Total present value of minimum lease payments	44,344,810	44,599,008
Lease liability - current portion	(1,456,078)	(1,385,566)
Lease liability	$42,888,732	$43,213,442

Principally all leases relate to real estate.

For the three months ended March 31, 2026, the Company incurred $2,074,660 of operating lease costs (2025 - $2,307,071), of which $962,217 (2025 - $1,016,521) was allocated to cost of goods sold and inventory.

See Note 14 for additional supplemental cash flow information related to leases.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

8. Notes Payable

	March 31,	December 31,	Stated Interest		Effective	Maturity
	2026	2025	Rate		Interest Rate	Date

Promissory Note to VidaCann former managers, unsecured with interest paid monthly at 7.5%, maturity date May 6, 2029	1,249,574	1,234,353	7.5%	(1)	15.0%	5/6/2029
Revolving Line of Credit, cash secured with monthly interest paid at an annual rate of 5.65%	9,750,000	9,750,000	5.65%	(2)	5.65%	6/30/2026

	$10,999,574	$10,984,353
Less current portion	(9,750,000)	(9,750,000)
	$1,249,574	$1,234,353

Stated maturities of debt obligations are as follows:

2026	$9,750,000	$9,750,000
2027	-	-
2028	-	-
2029	1,249,574	1,234,353
2030	-	-
2031	-	-
Total	$10,999,574	$10,984,353

(1) The Promissory note to VidaCann former managers had a face value of $1,500,000. The Company determined a fair value of $1,148,423 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate. Total interest expense including paid interest and amortization of the note discount for the three-month period ended March 31, 2026 equaled $42,961 (2025 - $68,715).

(2) The Company entered into a cash secured line of credit up to $9,750,000, effective June 13, 2024, with no other collateral securing the credit line (the "revolving line of credit"). The revolving line of credit contains no financial, or other incurrence-based covenants or no material maintenance covenants. The revolving line of credit balance at March 31, 2026 equaled $9,750,000 (2025 - $3,000,000).  Total interest expense for the three months ended March 31, 2026 equaled $137,719 (2025 - $0).

9. Share Capital

The Company is authorized to issue 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

		Number of Shares of Common Stock

		March 31,	December 31,
		2026	2025
Common Stock
Balance at January 1		325,670,800	325,163,800
Shares issued on settlement of RSUs	i.	2,599,998	507,000

Total shares of common stock outstanding		328,270,798	325,670,800

i. Shares issued for Restricted Share Units

During the three months ended March 31, 2026, no restricted stock units ("RSU") were awarded under the Planet 13 Holdings Inc 2023 Equity incentive plan (as amended from time to time, the "2023 Equity Plan").  2,599,998 vested RSUs were issued and 904,378 unvested RSUs were forfeited and cancelled.  The Company did not receive any cash proceeds on the settlement of the RSUs.

During the year ended December 31, 2025, 23,930,635 RSUs were awarded under the Planet 13 Holdings Inc 2023 Equity incentive plan. 507,000 of these RSUs vested and were issued, 1,780,931 RSUs were forfeited and cancelled. The Company did not receive any cash proceeds on the settlement of the RSUs.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

10. Warrants

The following table summarizes the number of warrants outstanding at March 31, 2026 and  December 31, 2025.

	March 31, 2026	Weighted Average Exercise Price - USD	December 31, 2025	Weighted Average Exercise Price - USD

Balance - beginning of period	18,750,000	$0.77	18,750,000	$0.77
Exercised	-	$-	-	$-
Issued	-	$-	-	$-
Balance - end of period	18,750,000	$0.77	18,750,000	$0.77

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

On July 22, 2025, the Company authorized an additional 10,000,000 reserve shares for a total of 32,000,000 shares of Common Stock are available for grants under the 2023 Equity Plan and all other security based compensation arrangements of the Company, including the Prior Plans (the “Total Share Reserve”).  As of  March 31, 2026, a maximum number of 5,657,319 shares of Common Stock are available for issuance under the 2023 Equity Plan, subject to adjustment pursuant to the terms of the 2023 Equity Plan.

(a) Stock Options

During the three months ended March 31, 2026 and the year ended December 31, 2025

No incentive stock options were granted during the three months ended March 31, 2026 or the year ended December 31, 2025.

The following table summarizes information about stock options outstanding at March 31, 2026:

	Exercise price	March 31, 2026	March 31, 2026	December 31, 2025	December 31, 2025
Expiry Date	CAD$	Outstanding	Exercisable	Outstanding	Exercisable

September 30, 2026	$4.37	97,322	97,322	97,322	97,322
		97,322	97,322	97,322	97,322

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the continuity of stock options for the period presented:

	March 31, 2026	Weighted Average Exercise Price - CAD	December 31, 2025	Weighted Average Exercise Price - CAD

Balance - beginning of period	97,322	$4.37	417,922	$3.15
Expired	-	-	(320,600)	2.78
Balance - end of period	97,322	$4.37	97,322	$4.37

Share based compensation expense attributable to employee options was $0 and $0 for the three months ended March 31, 2026 and 2025, respectively.

The total intrinsic value of stock options exercised, outstanding and exercisable as of March 31, 2026 and December 31, 2025 was $0 and $0, respectively.

(a) Restricted Share Units

The following table summarizes the RSUs that are outstanding as at March 31, 2026 and  December 31, 2025:

	March 31,	December 31,
	2026	2025

Balance - beginning of period	21,942,704	300,000
Issued	-	23,930,635
Exercised	(2,599,998)	(507,000)
Forfeited	(904,378)	(1,780,931)
Balance - end of period	18,438,328	21,942,704

The Company recognized $694,263 in share-based compensation expense attributable to the RSU vesting schedule for the three months ended March 31, 2026 ($60,331 for the three months ended March 31, 2025).

During the three months ended March 31, 2026

No RSU's were granted, 2,599,998 RSUs vested and were exercised, 904,378 RSUs were forfeited and cancelled.  The Company did not receive any cash proceeds from the settlement of the RSUs.

During the three months ended  March 31, 2025

100,000 RSU's were granted, vested and were exercised.  The Company did not receive any cash proceeds from the settlement of the RSUs.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

12. Loss Per Share

	Three Months Ended
	March 31,	March 31,
	2026	2025

Loss available to common stockholders	$(8,095,802)	$(2,047,167)

Weighted average number of shares outstanding, basic and diluted	327,921,909	325,261,578

Basic and diluted loss per share	$(0.02)	$(0.01)

37,285,650 and 19,416,397 potentially dilutive securities for the three months ended March 31, 2026 and 2025, respectively, were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to the net losses for such periods.

13. General and Administrative

	Three Months Ended
	March 31,	March 31,
	2026	2025

Salaries and wages	$4,402,412	$5,878,604
Share based compensation	694,263	60,331
Executive compensation	724,870	1,099,940
Licenses and permits	551,435	702,036
Payroll taxes and benefits	1,026,757	1,387,489
Supplies and office expenses	150,651	329,597
Subcontractors	493,561	635,060
Professional fees (legal, audit and other)	981,456	1,263,506
Miscellaneous general and administrative expenses	2,182,022	2,660,125
	$11,207,427	$14,016,688

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

14. Supplemental Cash Flow Information

	Three Months Ended
	March 31,	March 31,
Change in Working Capital	2026	2025

Accounts Receivable	$2,521,417	$(160,964)
Inventory	950,437	(1,377,625)
Prepaid Expenses and Other Assets	562,252	854,068
Long-term Deposits and Other Current Assets	(69,561)	(34,719)
Deferred Tax Assets	14,930	(387,381)
Deferred Tax Liabilities	156,481	(450,355)
Accounts Payable	(483,957)	(1,583,433)
Accrued Expenses	(1,371,970)	86,673
Other Liabilities (LT)	-	(3,920)
Uncertain Tax Positions	4,012,587	-
Income Taxes Payable	-	1,071,602
	$6,292,616	$(1,986,054)

Cash Paid

Interest Paid on Leases	$1,653,273	$1,798,160
Income Taxes	$-	$-

Non-cash Financing and Investing Activities

Fixed Asset Amounts in Accounts Payable	$238,146	$420,470
Reclassification of long term lease liabilities to current	$70,512	$78,938

15. Related Party Transactions and Balances

Related party transactions are summarized as follows:

(a) Building Lease

As part of the VidaCann acquisition on May 9, 2024, the Company entered into a long-term lease agreement with Loop's Nursery for a property in St John's Florida that is used as the Company's primary cultivation facility in Florida. Loop's Nursery is primarily owned by David Loop, one of the Company's board members. Payments for rent and associated costs related to the use of this property for the three months ended March 31, 2026 equaled $1,087,708 (three months ended March 31,2025 - $922,111).

(b) Other

As part of the VidaCann acquisition on May 9, 2024, the Company acquired related party notes payable to David Loop, one of the Company's board members and Mark Ascik, in the amounts of $750,000 each (see Note 8). Payments for interest on the related party notes for the three months ended March 31, 2026 totaled $27,740 combined (three months ended March 31, 2025 - $27,740).

Effective September 19, 2025, the Company entered into a three month consulting agreement with Off the House, LLC, an entity owned and operated by the stepson of Robert Groesbeck, the Company's Co-CEO. After the initial three month period, the contract continues on a month to month basis.  Total contract payments for the three months ended March 31, 2026 equaled $84,285 (three months ended March 31, 2025 - $nil).

For the three-month period ended  March 31, 2026, no amounts were due to related parties ( December 31, 2025 - $5,935).

16. Commitments and Contingencies

(a) Construction Commitments

The Company had $194,700 of outstanding construction commitments as of March 31, 2026 ( December 31, 2025 - $383,494).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

(b) Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at March 31, 2026, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, we may become involved in legal or regulatory proceedings, lawsuits and other claims arising in the ordinary course of our business. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of such matters will be. However, based on our knowledge, as of March 31, 2026, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Liquidity risk

The Company’s approach to managing risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of March 31, 2026, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases, notes payable and taxes. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been the public issuance of common equity. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

Concentration risk

The Company operates exclusively in Southern Nevada and Florida, and has a small presence in Illinois. Should economic conditions deteriorate within any of these regions, its results of operations and financial position would be negatively impacted.

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

Currency rate risk

As of March 31 2026, none of the Company’s financial assets and liabilities were held in Canadian dollars. The same was true as of December 31, 2025. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time. The Company’s exposure to a 10% change in the foreign exchange conversion rate at March 31 2026 equals $nil.

18. Disaggregated Revenue

The following table presents the Company’s disaggregated revenue by sales channel:

	Three Months Ended
	March 31,	March 31,
	2026	2025

Retail	$20,172,154	$24,629,801
Wholesale	920,076	3,402,006

Net revenues	$21,092,230	$28,031,807

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

20. Property Recovered in Settlement

On March 3, 2025 the Company announced significant recovery of funds related to El Capitan, including a settlement and recovery of $2.1 million of funds which were held at Bridge Bank, a division of Western Alliance Bank (collectively "WAB"), bringing the total recovery of funds held at WAB to $5.5 million. Additionally, the Company, through a wholly-owned subsidiary, obtained real estate (the "Real Property") valued at approximately $5.0 million based on comparable sales, and carried on the balance sheet at a net (after estimated costs to sell) value of $4.6 million. On July 15, 2025, the Real Property was sold at a net value (after estimated costs to sell) of $4.1 million, resulting in a loss on sale of assets of $502,154. The recovery amount is also included in the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the period ended March 31, 2025 in Other income, net and also in the Interim Condensed Consolidated Statements of Cash Flows for the period ended March 31, 2025 in adjustments for items not involving cash, recovery of property in legal settlement.

21. Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three months ended March 31, 2026. It is supplemental to, and should be read in conjunction with, our unaudited condensed interim consolidated financial statements for the three months ended March 31, 2026 and 2025, and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

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

Overview

We are a multi-state cannabis operator with licenses to operate in Nevada, California, Florida, and Illinois. We are headquartered in Las Vegas, Nevada.

As of March 31, 2026, we employed approximately 650 people and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensary while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California-licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California-licensed cannabis cultivation and production activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing, (d) VidaCann LLC. (“VidaCann”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) Planet 13 Illinois, LLC (“Planet 13 Illinois”) which holds an Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer-facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility, allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

Nevada

As of March 31, 2026, we held the following licensed operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the Las Vegas SuperStore Entertainment complex with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and a small-indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, and (e) one cannabis distribution license and (f) one cannabis consumption license operating as DAZED! Consumption lounge, a 3,000 square foot location inside the Planet 13 Las Vegas Superstore Entertainment complex.  Of the three Nevada cultivation facilities, the Company is currently only utilizing one, the 45,000 sq ft shared use cultivation/production facility, while the other two facilities are dark and reserved for future expansion, or potential sale.

At the Planet 13 Las Vegas Superstore Entertainment complex, we also offer ancillary services to our customers, including a restaurant (currently closed and awaiting a new tenant operator) with a liquor license, a retail store, and our online cannabidiol (“CBD”) store which also sells products in our facility.

California

As of March 31, 2026, we held the following licenses in California: One dual-use and two adult-use cultivation licenses along with a nursery license and distribution license.  The Company has discontinued operations at both its Orange County, California retail store, as well as its Coalinga California cultivation facility, pending transfer of the licenses.

Florida

As of March 31, 2026, we are continuing capital outlays to utilize our Florida MMTC license issued by the Florida Department of Health that was acquired through our acquisition of VidaCann. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of December 31, 2025 there were 22 companies with MMTC licenses in Florida, many of which are not yet operational. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate. On September 15, 2023, we recorded an impairment charge of $32,750,466 against our previously acquired Florida MMTC License to reflect the value of the Florida MMTC License as of the date we domesticated to Nevada.  We recognized an additional impairment of $7,197,418, that brought the carrying value of our Florida MMTC License to $9,000,000, as of December 31, 2023.  The amount was equal to the sale price negotiated with a third party who acquired the license from us on May 6, 2024, prior to us closing the acquisition of VidaCann  on May 10, 2024.  The VidCann acquisition added a cultivation and processing facility, a production facility and a twenty-six (26) retail store network, to which we have added seven (7) additional locations, bringing the total number of medical dispensaries we operate in Florida to thirty three (33)

As part of our Florida expansion, as of the date of this Quarterly Report on Form 10-Q, we have entered into two leases for additional dispensing locations in Florida, which remain subject to completion of tenant improvements and regulatory inspection prior to sales to customers.  The first location in Sarasota, is nearing completion of tenant improvements and is expected to be operational in the second quarter of 2026, followed by the second location in St. Petersburg, which will begin construction upon completion of Sarasota.

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

As of March 31, 2026 we operate one Planet 13 branded dispensary in Waukegan, Illinois. The Company has plans to leverage its resources in Illinois by introducing its exclusive line of products through licensing agreements for sale at its retail store and wholesale throughout the State in 2026.

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

Recent Developments

On April 23, 2026, the U.S. Department of Justice (DOJ) officially moved marijuana from Schedule I to Schedule III of the Controlled Substances Act. This recognizes the drug has accepted medical uses and a lower potential for abuse, a major departure from its previous treatment as a drug with no medical value. The order immediately applies to FDA-approved products and state-licensed medical marijuana. A new expedited administrative hearing process is expected to begin on June 29, 2026, to consider further, broader rescheduling. This shift is expected to provide significant tax relief to state-licensed cannabis businesses, allowing them to deduct business expenses that were previously prohibited under IRS rule 280E. The reclassification aims to ease federal restrictions, enabling more rigorous scientific research and expanding access for patients.

Results of Operations

	Three Months Ended
	March 31,	March 31,	Percentage
Expressed in USD$	2026	2025	Change
Revenue
Net revenue	21,092,230	28,031,807	(24.8)%
Cost of Goods Sold	(11,678,617)	(16,024,302)	(27.1)%
Gross Profit	9,413,613	12,007,505	(21.6)%
Gross Profit Margin %	44.6%	42.8%

Expenses
General and Administrative	11,207,427	14,016,688	(20.0)%
Sales and Marketing	1,201,175	1,547,018	(22.4)%
Lease expense	1,212,146	1,304,893	(7.1)%
Depreciation and Amortization	1,469,219	1,751,430	(16.1)%
Total Expenses	15,089,967	18,620,029	(19.0)%

Income (Loss) From Operations	(5,676,354)	(6,612,524)	(14.2)%

Other Income (Expense):
Interest expense, net	(79,068)	(176,411)	(55.2)%
Foreign exchange gain (loss)	—	(2,889)	(100.0)%
Other income, net	1,843,619	4,978,523	(63.0)%
Total Other Income	1,764,551	4,799,223	(63.2)%

Loss for the period before tax	(3,911,803)	(1,813,301)	115.7%
Provision for income tax (current and deferred)	(4,183,999)	(233,866)	1689.1%
Loss for the period	(8,095,802)	(2,047,167)	295.5%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.02)	$(0.01)

Weighted Average Number of Shares Outstanding
Basic and diluted	327,921,909	325,261,578

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Revenue, net of Discounts

The Company experienced a decrease in net revenue of $6,939,577, down 24.8% from $28,031,807 in the prior year during the three months ended March 31, 2026. The decrease in net revenue was primarily driven by the Company's exit from the California market with the wholesale portion substantially complete at the end of 2025 and the final day of sales at the dispensary on February 10, 2026. California revenue represented approximately almost half of the revenue decline vs prior year. The Company experienced ongoing price compression in all markets driven by additional competition and the persistent impact of the illicit market.

The Company saw a reduction in the number of customers at the Planet 13 Las Vegas Superstore compared to the prior year, and decreases in revenue from both retail operations and wholesale operations in Nevada. In particular, the flower category suffered from intense price compression and oversupply in the market, negatively impacting both retail and wholesale revenue in the period. We believe that a decline in tourism in Las Vegas, combined with an overall reduction in the disposable income of our customers during the three months ended March 31, 2026, had a negative impact on the number of tourists and local customers visiting the Planet 13 Las Vegas Superstore and our other retail locations.  The Company is focused on driving customer traffic to the Las Vegas Superstore location with local marketing efforts, partnerships with taxi cab and rideshare drivers and targeting high impact events such as certain concerts, events at the Sphere, and EDC, among others.

Details of net revenue by product category are as follows:

	Three Months Ended
	March 31,	March 31,	Percentage
	2026	2025	Change
Flower	$8,246,571	$10,241,007	(19.5)%
Concentrates	7,261,864	8,712,701	(16.7)%
Edibles	3,416,968	4,187,874	(18.4)%
Topicals and Other Revenue	1,246,751	1,488,219	(16.2)%
Wholesale	920,076	3,402,006	(73.0)%
Net revenue	$21,092,230	$28,031,807	(24.8)%

Gross Profit

Gross profit margin for the three months ended March 31, 2026 was 44.6% compared to 42.8% for the three months ended March 31, 2025. Overall gross profit was $9,413,613 and $12,007,505 for the three months ended March 31, 2026 and 2025 respectively, a decrease of 21.6%.

The increase in gross profit margin percentage for the three months ended March 31, 2026 was the result of several factors including: the exit from California wholesale, the reduction of flower production in Nevada and improvements in third party procurement in Nevada.  The Company expects margins to continue to improve from this level going forward from continued efforts in Nevada, as Florida begins to scale and BHO products are introduced.

General and Administrative Expenses

General and Administrative (“G&A”) expenses (which includes non-cash share-based compensation expenses), decreased by 20% during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. The decrease in G&A expenses across board was the result of the focused cost cutting initiatives undertaken by the Company during 2025 now showing in the results. Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 49.8% for the three months ended March 31, 2026, compared to 49.8% for the three months ended March 31, 2025.

A detailed breakdown of G&A expenses is as follows:

	Three Months Ended
	March 31,	March 31,	Percentage
	2026	2025	Change
Salaries and wages	$4,402,412	$5,878,604	(25.1)%
Share-based compensation expense	694,263	60,331	1050.8%
Executive compensation	724,870	1,099,940	(34.1)%
Licenses and permits	551,435	702,036	(21.5)%
Payroll taxes and benefits	1,026,757	1,387,489	(26.0)%
Supplies and office expenses	150,651	329,597	(54.3)%
Subcontractors	493,561	635,060	—%
Professional fees (legal, audit and other)	981,456	1,263,506	(22.3)%
Miscellaneous general and administrative expenses	2,182,022	2,660,125	(18.0)%
	$11,207,427	$14,016,688	(20.0)%

Non-cash, share-based compensation of $694,263 was recognized during the three months ended March 31, 2026, increasing from $60,331 that was recognized during the three months ended March 31, 2025. The increase is primarily attributable to the 13,673,635 Restricted Share Units (“RSUs”) that were granted on March 31, 2025.  These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying RSUs. See Note 12 to our audited consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2025, for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses decreased by 22.4% or $345,843 during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in marketing expenses was a result of the Company's overall cost reduction efforts, partially offset by the cost of efforts to drive increased customer traffic to the Planet 13 Las Vegas Superstore.

Lease expense decreased by 7.1% during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. The decrease in Lease expense is primarily due to the exit from the Orange County, California dispensary, which was completed on February 10, 2026, the exit from administrative office space in Nevada and two unprofitable store locations in Miami Florida.

Depreciation and amortization decreased by 16.1% during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. The reduction is primarily due to the elimination of depreciation charges as a result of the asset sales in California.

Interest expense of $79,068 was incurred during the three months ended March 31, 2026, compared to net interest expense of $176,411 during the three months ended March 31, 2025. The reduction in interest expense when compared to prior year is the result of paying off several higher interest notes by utilizing a low interest revolving line of credit and the settlement of a promissory note secured by a property in Beatty Nevada in December 2025. The interest expense is net of interest earned on a corresponding money market account. The balance of long-term debt as of March 31, 2026, was $1,249,574 compared to $1,234,353 as of December 31, 2025.

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

Other income/expense, consisting of gains on the sale of fixed assets and other miscellaneous transactions, including Automated Teller Machine (“ATM”) fees, and other income, was income of $1,843,619 for the three months ended March 31, 2026, compared to other income consisting of ATM fees, and other miscellaneous income of $4,978,523 for the three months ended March 31, 2025. Other income for the three months ended March 31, 2026 included $1,520,000 gain on the sale of assets. The prior year other income included the recovery of a property in a legal settlement related to the El Capitan matter valued at $4,570,227.

Income tax expense for the three months ended March 31, 2026, was $4,183,999 compared to $233,866 for the prior year period. The tax expense increased primarily due to estimated penalties and interest related to uncertain tax positions associated with IRC 280E, when compared to the prior year. We are subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the three months ended March 31, 2026, was $8,095,802 (($0.02) per share) compared to an overall net loss of $2,047,167 (($0.01) per share) for the three months ended March 31, 2025.

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

Liquidity and Capital Resources

As of March 31, 2026, our financial instruments consist of cash, deposits, accounts receivable, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of March 31, 2026, we have working capital of $16,514,812 compared to working capital of $26,457,372 as of March 31, 2025. The Company believes that it has adequate liquidity in the form of cash on hand to continue to fund its operations over the next 12 months.

The following table relates to the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash flows used in operating activities	$(172,823)	$(5,189,040)
Cash flows provided by investing activities	854,829	(2,691,268)
Cash flows provided by financing activities	-	52,368

Cash Flows from Operating Activities

Net cash used in operating activities was $172,823 for the three months ended March 31, 2026, compared to cash used in operating activities of $5,189,040 for the three months ended March 31, 2025. A significant portion of the increase in cash used in operating activities is directly attributable to the net change in certain working capital items during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025.  This was driven primarily by decreases in accounts receivable, inventory and prepaid expense accounts, with an increase to the uncertain tax position account in the three months ended March 31, 2025.

Cash Flows from Investing Activities

Net cash provided by investing activities was $854,829 for the three months ended March 31, 2026, compared to net cash used in investing activities of $2,691,268 for the three months ended March 31, 2025. Funds received in the current period were related to the sale of dispensary assets in Orange County, California, offset by capital expenditures in Florida. Capital expenditures in the prior year period were primarily related to new store buildouts and upgrades to the cultivation facilities in Florida.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0 during the three months ended March 31, 2026, compared to net cash provided by financing activities of $52,368 for the three months ended March 31, 2025. The funds received in the prior period were a $3,000,000 draw from the revolving line of credit, mostly offset by the payoff of debts related to the VidaCann acquisition.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2026, or as of the date hereof.

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

There have been no material changes to our critical accounting estimates as set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk disclosures as set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of March 31, 2026, our Co-Chief Executive Officers and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, financial results, or future performance. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of the Company’s securities by directors, senior management, and employees. A copy of the insider trading policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Date: May 13, 2026	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen McLean
Stephen McLean
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)