Form 10-Q
period 2026-06-30
Planet 13 Holdings Inc.
filed 2026-08-12
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 335,319,455 shares of common stock outstanding.

Planet 13 Holdings Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2026

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash	$6,581,239	$5,325,031
Restricted Cash	9,900,000	10,250,000
Accounts Receivable	560,210	1,007,891
Inventory	15,690,632	18,138,394
Other Receivables	1,436,219	3,754,563
Prepaid Expenses and Other Current Assets	3,290,425	2,659,056
Total Current Assets	37,458,725	41,134,935

Property, Plant and Equipment	30,556,681	34,121,678
Intangible Assets and Goodwill	42,903,931	42,903,931
Right of Use Assets - Operating	30,473,472	31,489,308
Long-term Deposits and Other Assets	897,762	829,164
Deferred Tax Asset	1,987,379	1,798,654

TOTAL ASSETS	$144,277,950	$152,277,670

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current:
Accounts Payable	$4,754,834	$7,212,187
Accrued Expenses	4,404,202	4,632,011
Income Taxes Payable	383,594	159,080
Notes Payable - Current Portion	9,750,000	9,750,000
Operating Lease Liabilities	1,550,985	1,385,566
Total Current Liabilities	20,843,615	23,138,844

Long-Term Liabilities:
Operating Lease Liabilities	42,598,681	43,213,442
Other Long-term Liabilities	1,276,763	1,250,433
Uncertain Tax Positions	40,105,024	33,041,402
Deferred Tax Liability	653,909	506,836
Total Liabilities	105,477,992	101,150,957

SHAREHOLDERS' EQUITY
Common Stock, no par value, 1,500,000,000 shares authorized, 335,319,455 issued and outstanding at June 30, 2026 and 325,670,800 issued and outstanding at December 31, 2025	-	-
Preferred Stock, no par value, 50,000,000 shares authorized, 0 issued and outstanding at June 30, 2026 and 0 at December 31, 2025	-	-
Additional Paid-In Capital	372,513,319	371,157,826
Deficit	(333,713,361)	(320,031,113)
Total Shareholders' Equity	38,799,958	51,126,713

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$144,277,950	$152,277,670

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars, except Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Revenues, net of discounts	$22,859,292	$26,854,361	$43,951,522	$54,886,168
Cost of Goods Sold	(10,535,184)	(15,195,868)	(22,213,801)	(31,220,170)
Gross Profit	12,324,108	11,658,493	21,737,721	23,665,998

Expenses:
General and Administrative	11,331,216	13,641,035	22,538,643	27,657,723
Sales and Marketing	1,325,367	1,625,971	2,526,542	3,172,989
Lease Expense	1,108,257	1,382,068	2,320,403	2,686,961
Depreciation	1,443,073	1,835,289	2,912,292	3,586,719
Total Expenses	15,207,913	18,484,363	30,297,880	37,104,392

Loss From Operations	(2,883,805)	(6,825,870)	(8,560,159)	(13,438,394)

Other Income (Expense):
Interest income (expense), net	(95,557)	(377,290)	(174,625)	(553,701)
Foreign exchange (loss)	-	(224)	-	(3,113)
Other income, net	261,170	325,704	2,104,789	5,304,227
Total Other Income (Expense)	165,613	(51,810)	1,930,164	4,747,413

Loss Before Provision for Income Taxes	(2,718,192)	(6,877,680)	(6,629,995)	(8,690,981)

Provision For Income Taxes
Current Tax Expense	(2,720,994)	(6,510,445)	(6,733,581)	(7,582,047)
Deferred Tax Recovery	(147,260)	86,883	(318,672)	924,619
	(2,868,254)	(6,423,562)	(7,052,253)	(6,657,428)

Net Loss and Comprehensive Loss	$(5,586,446)	$(13,301,242)	$(13,682,248)	$(15,348,409)

Loss per Share
Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.04)	$(0.05)

Weighted Average Number of Shares of Common Stock
Basic and diluted	330,658,007	325,362,689	329,284,327	325,311,866

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Shares of Common Stock	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2024	325,163,800	18,750,000	$368,821,339	$(256,107,418)	$112,713,921

Share based Compensation - RSUs	-	-	557,627	-	557,627
Shares Issued on Settlement of RSUs	200,000	-	-	-	-
Net Loss for the Period	-	-	-	(15,348,409)	(15,348,409)

Balance, June 30, 2025	325,363,800	18,750,000	$369,378,966	$(271,455,827)	$97,923,139

Balance, December 31, 2025	325,670,800	18,750,000	$371,157,826	$(320,031,113)	$51,126,713

Share based Compensation - RSUs	-	-	1,355,493	-	1,355,493
Shares Issued on Settlement of RSUs	9,648,655	-	-	-	-
Net Loss for the Period	-	-	-	(13,682,248)	(13,682,248)

Balance, June 30, 2026	335,319,455	18,750,000	$372,513,319	$(333,713,361)	$38,799,958

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In United States Dollars)

	Six Months Ended
	June 30,	June 30,
	2026	2025
CASH USED IN OPERATING ACTIVITIES
Net loss	$(13,682,248)	$(15,348,409)
Adjustments for items not involving cash:
Shared based compensation	1,355,493	557,627
Non-cash lease expense	885,898	1,061,762
Depreciation	4,413,530	6,283,526
Gain on disposal of fixed assets	(1,565,000)	-
Recovery of property in legal settlement	-	(4,588,153)
Amortization of note payable discount	31,330	177,191
Lease incentive amortization	(39,345)	3,804
	(8,600,342)	(11,852,652)

Net Changes in Non-cash Working Capital Items	9,309,809	6,206,445
Proceeds from lease incentives	250,000	-
Repayment of lease liabilities	(530,059)	(770,330)
Total Operating	429,408	(6,416,537)

FINANCING ACTIVITIES
Repayment of Lafayette State Bank Note	-	(2,947,632)
Bank of Nevada Revolving Line of Credit	-	9,750,000
Payment of Promissory Note to former VidaCann Shareholders	-	(5,000,000)
Total Financing	-	1,802,368

INVESTING ACTIVITIES
Purchase of property and equipment	(1,088,200)	(4,967,370)
Proceeds from sales of fixed assets	1,565,000	-
Total Investing	476,800	(4,967,370)

NET CHANGE IN CASH DURING THE PERIOD	906,208	(9,581,539)

CASH AND RESTRICTED CASH
Beginning of Period	15,575,031	25,435,077

End of Period	$16,481,239	$15,853,538

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

The Company is a vertically integrated cultivator and provider of cannabis and cannabis-infused products that is licensed under the laws of the States of Nevada, California, Illinois and Florida. The Company is licensed in these jurisdictions as follows: six Nevada licenses for cultivation (three medical and three adult-use), six Nevada licenses for production (three medical and three adult-use), three Nevada dispensary licenses (one medical and two adult-use), two Nevada licenses for distribution (one active, one conditional), one Medical Marijuana Treatment Center license in Florida (unlimited medical dispensaries, cultivation and processing) and one adult-use dispensary license in Illinois.

As of June 30, 2026, we held one medical and adult-use cultivation license and one medical and adult-use distribution license in California. The Company discontinued operations at its Orange County, California retail and distribution facility in February 2026. The sale and transfer of its Coalinga, California cultivation and distribution licenses were completed in August 2026, and the Company has fully exited all California cannabis operations.

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

These unaudited condensed consolidated interim financial statements were authorized for issuance by the Board of Directors of the Company on August 12, 2026.

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

These unaudited condensed consolidated interim financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at June 30, 2026	Jurisdiction of Incorporation	Ownership Interest 2026	Ownership Interest 2025	Nature of Business

MM Development Company, Inc. ("MMDC")	Nevada, USA	100%	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Management/holding company
LBC CBD LLC ("LBC")	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	100%	Holding company
Next Green Wave, LLC	California, USA	100%	100%	California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	100%	100%	Illinois license holding company; cannabis retail sales
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company for By The Slice LLC
By The Slice, LLC	Nevada, USA	100%	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Real Prop LLC	Florida, USA	100%	100%	Holding company
Planet 13 Lifestyles LLC	Nevada, USA	100%	100%	Retail sales of apparel and accessories
VidaCann, LLC	Florida, USA	100%	100%	Florida license holding company
Planet 13 Innovations LLC	Nevada, USA	100%	100%	Intellectual property holding company
Estate of Las Palmas LLC	California, USA	100%	100%	Real estate holdings company
Club One Three, LLC	Nevada, USA	100%	100%	Inactive

ii)	Functional currency

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

	June 30,	December 31,
	2026	2025

Raw materials	$5,814,546	$6,853,816
Packaging and miscellaneous	1,560,347	1,536,003
Work in progress	4,538,971	3,976,567
Finished goods	3,776,768	5,772,008
	$15,690,632	$18,138,394

Cost of Inventory is recognized as an expense when sold and included in the cost of goods sold. During the three and six months ended June 30, 2026, the Company recognized $10,535,184 and $22,213,801 (2025 - $15,195,868 and $31,220,170) of inventory expensed to cost of goods sold.

4. Prepaid Expenses and Other Current Assets

	June 30,	December 31,
	2026	2025

Security deposits	$1,040	$27,318
Advertising and Marketing	12,499	-
Prepaid rent	912,453	963,655
Insurance	269,821	433,720
License fees	1,484,213	417,304
Miscellaneous	610,399	817,059
	$3,290,425	$2,659,056

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

5. Property, Plant and Equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2025	$287,967	$4,785,413	$14,818,427	$58,938,527	$2,913,703	$81,744,037
Additions	-	-	119,445	65,677	663,412	848,534
Disposals	-	-	(231,123)	-	-	(231,123)
At June 30, 2026	$287,967	$4,785,413	$14,706,749	$59,004,204	$3,577,115	$82,361,448

Depreciation

At December 31, 2025	$19,704	$910,195	$9,966,259	$36,726,201	$-	$47,622,359
Additions	4,214	227,543	980,702	3,201,072	-	4,413,531
Disposals	-	-	(231,123)	-	-	(231,123)
At June 30, 2026	$23,918	$1,137,738	$10,715,838	$39,927,273	$-	$51,804,767

Carrying amount

At December 31, 2025	$268,263	$3,875,218	$4,852,168	$22,212,326	$2,913,703	$34,121,678
At June 30, 2026	$264,049	$3,647,675	$3,990,911	$19,076,931	$3,577,115	$30,556,681

For the six months ended June 30, 2026, depreciation expense was $4,413,531 (2025 - $6,283,526) of which $1,501,238 (2025 - $2,696,807) was included in cost of goods sold and inventory.

During the six months ended June 30, 2026, $0 was transferred from Construction in Progress to the other fixed accounts (2025 - $2,709,936).

During the six months ended June 30, 2026, a gain on the sale of fixed assets in the amount of $1,565,000 was included in other income.  The sale represents all assets of the Planet 13 Orange County dispensary and some vehicles in Nevada, all of which had a net book value of $0.

During the six months ended June 30, 2026, no impairment charges were recognized. (2025 - $0).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

6. Intangible Assets and Goodwill

	Retail Dispensary License Clark County	Cultivation and Production License Clark County	Illinois License	Florida MMTC License-VidaCann	VidaCann Goodwill	Other	Total
Gross carrying amount

Balance, December 31, 2025	$690,000	$709,798	$1,812,656	$9,000,000	$30,661,477	$30,000	$42,903,931
Impairments	-	-	-	-	-	-	-
Balance at June 30, 2026	$690,000	$709,798	$1,812,656	$9,000,000	$30,661,477	$30,000	$42,903,931

The company tests and assesses for impairment of intangible asset carrying values annually at a minimum, or when there are indicators of a loss in value, such as a decline in the market or overall business performance.  During the six months ended June 30, 2026, no impairment charges were recognized. (2025 - $0).

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table provides the components of lease costs recognized in the unaudited interim condensed consolidated statement of operations and comprehensive loss for the three month periods ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Operating lease costs	$2,063,671	$2,384,247	$4,138,331	$4,691,318
Short term lease expense	59,167	117,607	212,419	228,900
Total lease costs	$2,122,838	$2,501,854	$4,350,750	$4,920,218

Other information related to operating and finance leases as of and for the six months ended June 30, 2026 and 2025 is as follows:

	June 30, 2026	June 30, 2025
	Operating	Operating
	Lease	Lease

Weighted average discount rate	15.00%	15.00%
Weighted average remaining lease term	7.34	7.26

The maturities of the contractual undiscounted lease liabilities as of June 30, 2026 and  December 31, 2025 are:

	June 30,	December 31,
	2026	2025
	Operating	Operating
	Lease	Lease

2026	$3,934,087	$7,779,306
2027	8,007,908	7,973,556
2028	8,086,445	8,050,719
2029	8,124,859	8,106,646
2030	8,067,339	8,067,339
2031	7,917,963	7,917,963
2032	7,655,113	-
Thereafter	53,877,434	61,532,548

Total undiscounted lease liabilities	105,671,148	109,428,077
Interest on lease liabilities	(61,521,482)	(64,829,069)
Total present value of minimum lease payments	44,149,666	44,599,008
Lease liability - current portion	(1,550,985)	(1,385,566)
Lease liability	$42,598,681	$43,213,442

Principally all leases relate to real estate.

For the three and six months ended June 30, 2026, the Company incurred $2,063,671 and $4,138,331 of operating lease costs (2025 - $2,384,247 and $4,691,318), of which $955,414 and $1,917,631 (2025 - $1,016,522 and $2,033,044) was allocated to cost of goods sold and inventory.

See Note 14 for additional supplemental cash flow information related to leases.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

8. Notes Payable

	June 30,	December 31,	Stated Interest		Effective	Maturity
	2026	2025	Rate		Interest Rate	Date

Promissory Note to VidaCann former managers, unsecured with interest paid monthly at 7.5%, maturity date May 6, 2029	1,265,683	1,234,353	7.5%	(1)	15.0%	5/6/2029
Revolving Line of Credit, cash secured with monthly interest paid at an annual rate of 5.65%	9,750,000	9,750,000	5.65%	(2)	5.65%	6/30/2027

	$11,015,683	$10,984,353
Less current portion	(9,750,000)	(9,750,000)
	$1,265,683	$1,234,353

Stated maturities of debt obligations are as follows:

2026	$9,750,000	$9,750,000
2027	-	-
2028	-	-
2029	1,265,683	1,234,353
2030	-	-
2031	-	-
Total	$11,015,683	$10,984,353

(1) The Promissory note to VidaCann former managers had a face value of $1,500,000. The Company determined a fair value of $1,148,423 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate. Total interest expense including paid interest and amortization of the note discount for the six-month period ended June 30, 2026 equaled $87,426 (2025 - $83,339).

(2) The Company entered into a cash secured line of credit up to $9,750,000, effective June 13, 2024, with no other collateral securing the credit line (the "revolving line of credit"). The revolving line of credit contains no financial, or other incurrence-based covenants or no material maintenance covenants. The revolving line of credit balance at June 30, 2026 equaled $9,750,000 (2025 - $9,750,000).  Total interest expense for the six-month period ended June 30, 2026 equaled $276,968 (2025 - $152,935).

9. Share Capital

The Company is authorized to issue 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

		Number of Shares of Common Stock

		June 30,	December 31,
		2026	2025
Common Stock
Balance at January 1		325,670,800	325,163,800
Shares issued on settlement of RSUs	i.	9,648,655	507,000

Total shares of common stock outstanding		335,319,455	325,670,800

i. Shares issued for Restricted Share Units

During the six months ended June 30, 2026, no restricted stock units ("RSU") were awarded under the Planet 13 Holdings Inc 2023 Equity incentive plan (as amended from time to time, the "2023 Equity Plan").  9,648,655 vested RSUs were issued and 924,379 unvested RSUs were forfeited and cancelled.  The Company did not receive any cash proceeds on the settlement of the RSUs.

During the year ended December 31, 2025, 23,930,635 RSUs were awarded under the 2023 Equity incentive plan. 507,000 of these RSUs vested and were issued, 1,780,931 RSUs were forfeited and cancelled. The Company did not receive any cash proceeds on the settlement of the RSUs.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

10. Warrants

The following table summarizes the number of warrants outstanding at June 30, 2026 and  December 31, 2025.

	June 30, 2026	Weighted Average Exercise Price - USD	December 31, 2025	Weighted Average Exercise Price - USD

Balance - beginning of period	18,750,000	$0.77	18,750,000	$0.77
Balance - end of period	18,750,000	$0.77	18,750,000	$0.77

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

On June 29,2026 and July 22, 2025 respectively, the Company authorized an additional 20,000,000 and 10,000,000 reserve shares for a total of 52,000,000 shares of Common Stock are available for grants under the 2023 Equity Plan and all other security based compensation arrangements of the Company, including the Prior Plans (the “Total Share Reserve”).  As of  June 30, 2026, a maximum number of 25,657,319 shares of Common Stock are available for issuance under the 2023 Equity Plan, subject to adjustment pursuant to the terms of the 2023 Equity Plan.

(a) Stock Options

During the three and six months ended June 30, 2026 and the year ended December 31, 2025

No incentive stock options were granted during the three and six months ended June 30, 2026 or the year ended December 31, 2025.

The following table summarizes information about stock options outstanding at June 30, 2026:

	Exercise price	June 30, 2026	June 30, 2026	December 31, 2025	December 31, 2025
Expiry Date	CAD$	Outstanding	Exercisable	Outstanding	Exercisable

September 30, 2026	$4.37	97,322	97,322	97,322	97,322
		97,322	97,322	97,322	97,322

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the continuity of stock options for the period presented:

	June 30, 2026	Weighted Average Exercise Price - CAD	December 31, 2025	Weighted Average Exercise Price - CAD

Balance - beginning of period	97,322	$4.37	417,922	$3.15
Expired	-	-	(320,600)	2.78
Balance - end of period	97,322	$4.37	97,322	$4.37

Share based compensation expense attributable to employee options was $0 and $0 for the six months ended June 30, 2026 and 2025, respectively.

The total intrinsic value of stock options exercised, outstanding and exercisable as of June 30, 2026 and December 31, 2025 was $0 and $0, respectively.

(a) Restricted Share Units

The following table summarizes the RSUs that are outstanding as at June 30, 2026 and  December 31, 2025:

	June 30,	December 31,
	2026	2025

Balance - beginning of period	21,942,704	300,000
Issued	-	23,930,635
Exercised	(9,648,655)	(507,000)
Forfeited	(924,379)	(1,780,931)
Balance - end of period	11,369,670	21,942,704

The Company recognized $661,230 and $1,355,493 in share-based compensation expense attributable to the RSU vesting schedule for the three and six months ended June 30, 2026 ($497,296 and $557,627 for the three and six months ended June 30, 2025).

During the six months ended June 30, 2026

No RSU's were granted, 9,648,655 RSUs vested and were exercised, 924,379 RSUs were forfeited and cancelled.  The Company did not receive any cash proceeds from the settlement of the RSUs.

During the six months ended  June 30, 2025

14,080,635 RSU's were granted, 200,000 RSU's vested and were exercised, 255,220 RSU's were forfeited and cancelled.  The Company did not receive any cash proceeds from the settlement of the RSUs.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

12. Loss Per Share

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Loss available to common stockholders	$(5,586,446)	$(13,301,242)	$(13,682,248)	$(15,348,409)

Weighted average number of shares outstanding, basic and diluted	330,658,007	325,362,689	329,284,327	325,311,866

Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.04)	$(0.05)

30,216,992 and 33,041,812 potentially dilutive securities for the three and six months ended June 30, 2026 and 2025, respectively, were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to the net losses for such periods.

13. General and Administrative

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Salaries and wages	$4,323,766	$5,360,929	$8,726,178	$11,239,533
Share based compensation	661,230	497,296	1,355,493	557,627
Executive compensation	768,456	988,723	1,493,326	2,088,663
Licenses and permits	480,005	644,582	1,031,440	1,346,618
Payroll taxes and benefits	986,299	1,196,604	2,013,056	2,584,093
Supplies and office expenses	178,556	206,544	329,207	536,141
Subcontractors	455,519	562,969	949,080	1,198,029
Professional fees (legal, audit and other)	1,198,477	1,716,957	2,179,933	2,980,463
Miscellaneous general and administrative expenses	2,278,908	2,466,431	4,460,930	5,126,556
	$11,331,216	$13,641,035	$22,538,643	$27,657,723

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

14. Supplemental Cash Flow Information

	Six Months Ended
	June 30,	June 30,
Change in Working Capital	2026	2025

Accounts Receivable	$2,766,025	$(122,345)
Inventory	2,447,762	(1,703,499)
Prepaid Expenses and Other Assets	(631,369)	1,364,006
Long-term Deposits and Other Current Assets	(68,598)	(47,331)
Deferred Tax Assets	(188,726)	(630,843)
Deferred Tax Liabilities	147,073	(293,775)
Accounts Payable	(2,217,687)	(366,639)
Accrued Expenses	(227,806)	405,428
Other Liabilities (LT)	(5,000)	1,080
Uncertain Tax Positions	7,063,621	7,580,763
Income Taxes Payable	224,514	19,600
	$9,309,809	$6,206,445

Cash Paid

Interest Paid on Leases	$3,294,786	$3,594,715
Income Taxes	$-	$-

Non-cash Financing and Investing Activities

Fixed Asset Amounts in Accounts Payable	$33,884	$226,731
Reclassification of long term lease liabilities to current	$165,419	$267,007

15. Related Party Transactions and Balances

Related party transactions are summarized as follows:

(a) Building Lease

As part of the VidaCann acquisition on May 9, 2024, the Company entered into a long-term lease agreement with Loop's Nursery for a property in St John's Florida that is used as the Company's primary cultivation facility in Florida. Loop's Nursery is primarily owned by David Loop, one of the Company's board members. Payments for rent and associated costs related to the use of this property for the six months ended June 30, 2026 equaled $1,662,759 (six months ended June 30,2025 - $1,802,824).

(b) Other

As part of the VidaCann acquisition on May 9, 2024, the Company acquired related party notes payable to David Loop, one of the Company's board members and Mark Ascik, in the amounts of $750,000 each (see Note 8). Payments for interest on the related party notes for the six months ended June 30, 2026 totaled $56,096 combined (six months ended June 30, 2025 - $56,096).

Effective September 19, 2025, the Company entered into a three month consulting agreement with Off the House, LLC, an entity owned and operated by the stepson of Robert Groesbeck, the Company's Co-CEO. After the initial three month period, the contract continues on a month to month basis.  Total contract payments for the six months ended June 30, 2026 equaled $148,633 (six months ended June 30, 2025 - $nil).

For the three-month period ended  June 30, 2026, no amounts were due to related parties ( December 31, 2025 - $5,935).

16. Commitments and Contingencies

(a) Construction Commitments

The Company had $0 of outstanding construction commitments as of June 30, 2026 ( December 31, 2025 - $383,494).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

(b) Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at June 30, 2026, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, we may become involved in legal or regulatory proceedings, lawsuits and other claims arising in the ordinary course of our business. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of such matters will be. However, based on our knowledge, as of June 30, 2026, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

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

17. Risks

Credit risk

Credit risk is the risk that a third party might fail to discharge its obligations under the terms of a financial instrument. Credit risk arises from cash with banks and financial institutions. It is management's opinion that the Company is not exposed to significant credit risk arising from these financial instruments. The Company limits credit risk by entering into business arrangements with high credit-quality counterparties. The Company further limits credit risk to a maximum of $250,000 to any individual counterparty at a given time. Total maximum credit risk for all counterparties combined is estimated at less than $500,000.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Liquidity risk

The Company’s approach to managing risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of June 30, 2026, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases, notes payable and taxes. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been the public issuance of common equity. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

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

Currency rate risk

As of June 30, 2026, none of the Company’s financial assets and liabilities were held in Canadian dollars. The same was true as of December 31, 2025. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time. The Company’s exposure to a 10% change in the foreign exchange conversion rate at June 30, 2026 equals $nil.

18. Disaggregated Revenue

The following table presents the Company’s disaggregated revenue by sales channel:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Retail	$22,295,824	$24,197,835	$42,467,978	$48,827,636
Wholesale	563,468	2,656,526	1,483,544	6,058,532

Net revenues	$22,859,292	$26,854,361	$43,951,522	$54,886,168

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

19. Property Recovered in Settlement

On March 3, 2025 the Company announced significant recovery of funds related to El Capitan, including a settlement and recovery of $2.1 million of funds which were held at Bridge Bank, a division of Western Alliance Bank (collectively "WAB"), bringing the total recovery of funds held at WAB to $5.5 million. Additionally, the Company, through a wholly-owned subsidiary, obtained real estate (the "Real Property") valued at approximately $5.0 million based on comparable sales, and carried on the balance sheet at a net (after estimated costs to sell) value of $4.6 million. On July 15, 2025, the Real Property was sold at a net value (after estimated costs to sell) of $4.1 million, resulting in a loss on sale of assets of $502,154. The recovery amount is also included in the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the period ended June 30, 2025 in Other income, net and also in the Interim Condensed Consolidated Statements of Cash Flows for the period ended June 30, 2025 in adjustments for items not involving cash, recovery of property in legal settlement.

20. Subsequent Events

On July 26, 2026 the Company entered into a definitive merger agreement (the "Merger Agreement") with Vireo Growth Inc., a British Columbia corporation ("Vireo" or "Parent"), and Supernova Merger Sub Inc., a Nevada corporation and wholly owned subsidiary of Vireo (“Merger Sub”), pursuant to which Vireo will, as a result of the merger contemplated thereby, acquire all of the issued and outstanding equity interests of the Company. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger” and, together, with the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company surviving as a direct wholly owned subsidiary of Vireo.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, no par value, of the Company (“Company Common Stock”) that is issued and outstanding as of immediately prior to the Effective Time (other than Canceled Shares and Dissenting Shares, as defined in the Merger Agreement) will be automatically cancelled, extinguished and converted into the right to receive 0.015383618 (the “Exchange Ratio”) of a subordinate voting share of Parent (the “Parent Shares” and such amount, the “Merger Consideration”).

The price represents a 16.6% premium over Planet 13's 20-day volume weighted average price per share as of July 24, 2026, the last trading day before the execution of the Merger Agreement, and a 24% premium over Planet 13's closing price per share on such date.

The Transactions are subject to customary closing conditions, including obtaining Planet 13 stockholder approval which includes the affirmative vote of a simple majority of the votes cast by Planet 13 stockholders, excluding for this purpose the votes of shares of Planet 13 common stock held or controlled by persons required to be excluded under Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions, the effectiveness of a registration statement on Form S-4 (the "Registration Statement") to be filed with the U.S. Securities and Exchange Commission (the "SEC"), approval of the listing of the Vireo shares issuable in the Transaction by the Canadian Securities Exchange and applicable cannabis regulatory approvals.

On August 3, 2026 the Company completed the transfer and sale of the California licenses associated with the previously sold Coalinga cultivation facility and received the remaining proceeds of $300,000, less $6,897.87 in miscellaneous expenses.  These funds had been held in escrow pending regulatory approval of the license transfer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three and six months ended June 30, 2026. It is supplemental to, and should be read in conjunction with, our unaudited condensed interim consolidated financial statements for the three and six months ended June 30, 2026 and 2025, and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

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

As of June 30, 2026, we employed approximately 650 people and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensary while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) Newtonian Principles, Inc. for California-licensed cannabis dispensing and distribution activities, (b) Next Green Wave, LLC for California-licensed cannabis cultivation and production activities, (c) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing, (d) VidaCann LLC. (“VidaCann”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (e) Planet 13 Illinois, LLC (“Planet 13 Illinois”) which holds an Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer-facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility, allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

On July 26, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vireo Growth Inc., a British Columbia corporation (“Vireo” or “Parent”), and Supernova Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Vireo (“Merger Sub”), pursuant to which Vireo will, as a result of the merger contemplated thereby, acquire all of the issued and outstanding equity interests of the Company. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger” and, together, with the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company surviving as a direct wholly owned subsidiary of Vireo. Capitalized terms used but not defined herein have the meanings given to them in the Merger Agreement, except as otherwise indicated.

The Company’s board of directors (the “Company Board”), acting on the unanimous recommendation of a special committee of the Company Board, consisting solely of directors who are independent and disinterested directors of the Company (the “Special Committee”), has unanimously, among other things, (i) determined that the Merger Agreement and the transactions contemplated thereby are fair to, and in the best interests of, the Company and its stockholders, (ii) approved, authorized, adopted and declared advisable the Merger Agreement and the transactions contemplated thereby and (iii) resolved to recommend that the stockholders of the Company vote in favor of the adoption of the Merger Agreement and the approval of transactions contemplated thereby, including the Merger.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, no par value, of the Company (“Company Common Stock”) that is issued and outstanding as of immediately prior to the Effective Time (other than Canceled Shares and Dissenting Shares) will be automatically cancelled, extinguished and converted into the right to receive 0.015383618 (the “Exchange Ratio”) of a subordinate voting share of Parent (the “Parent Shares” and such amount, the “Merger Consideration”).

Representations and Warranties; Covenants

The Company, Parent and Merger Sub have each made customary representations, warranties and covenants in the Merger Agreement. Among other things, the Company has agreed, subject to certain exceptions, from the date of the Merger Agreement until the earlier to occur of the termination of the Merger Agreement in accordance with its terms and the Effective Time, subject to specified exceptions, to, (i) use reasonable best efforts to conduct the business of the Company and its Subsidiaries in all material respects in the ordinary course of business and in a manner consistent with past practice and, to the extent consistent therewith, use reasonable best efforts to preserve in all material respects its assets and business organization and maintain in all material respects its existing business relations and goodwill with customers, suppliers, licensors, distributors, Governmental Authorities, independent contractors, employees, and business partners with whom the Company has material business relations, and (ii) not to take certain actions prior to the Effective Time without the prior written consent of Parent.

Treatment of Company Equity Awards

Company Options

At the Effective Time, each option to purchase shares of Company Common Stock (each such option, a “Company Option”) that has a per share exercise price that is greater than or equal to the per share value of a Parent Share multiplied by the Exchange Ratio (each, an “Underwater Option”), will, by virtue of the Merger, be cancelled and terminated for no consideration or payment and shall cease to provide the holder with the right to acquire shares of the Company or Parent or otherwise represent any right to any equity interest in Parent or any Affiliate. Immediately prior to the Effective Time, such Underwater Options will be cancelled and terminated without further action of the holder or the parties to the Merger Agreement. At the Effective Time, each Company Option (if any) that is not an Underwater Option and that is outstanding and unexercised immediately prior thereto, whether vested or unvested, will by virtue of the Merger and without any action on the part of any holder of any Company Option or any other Person, be converted into a Parent Option in accordance with the Merger Agreement.

Company RSU Awards

Prior to the Effective Time, the Company will take all actions necessary or appropriate to cause each award of restricted stock units of the Company (a “Company RSU Award”) that is outstanding as of immediately prior to such acceleration, whether vested or unvested, to become fully vested immediately prior to the Effective Time. In connection with such acceleration, the Company will issue to each holder of a Company RSU Award the shares of Company Common Stock underlying such Company RSU Award, subject to the Company’s satisfaction of all applicable tax withholding obligations in accordance with applicable Law, the applicable Company Equity Plan and award agreement, and the Merger Agreement. Each share of Company Common Stock issued pursuant to the preceding sentence will be issued and outstanding immediately prior to the Effective Time and will be converted into the right to receive the Merger Consideration.

Treatment of Company Warrants

At the Effective Time, subject to the option of holders thereof to receive the alternative consideration in respect thereof as set forth in, and in accordance with, the terms of each warrant to purchase Company Common Stock issued by the Company that are issued and outstanding immediately prior to the Effective Time (collectively, the “Company Warrants”), Company Warrants shall become exercisable into Parent Shares in accordance with their terms. Consistent with the terms of the Company Warrants, any such Company Warrant shall be exercisable for a number of Parent Shares (if applicable, rounded in accordance with the terms of the Company Warrants) equal to the product of (x) the aggregate number of shares of Company Common Stock issuable in respect of such Company Warrants immediately prior to the Effective Time multiplied by (y) the Exchange Ratio (the “Assumed Warrants”) and the exercise price (rounded up to the nearest whole cent) of the Assumed Warrants will equal (i) the Exercise Price (as defined in the Company Warrants) of the Company Warrants in effect immediately prior to the Effective Time, divided by (ii) the Exchange Ratio.

Closing Conditions

The closing of the Merger is subject to the satisfaction of certain conditions, including (i) the adoption of the Merger Agreement by (a) the affirmative vote of the holders of a majority of the outstanding shares of Company Common Stock entitled to vote thereon; and (b) the affirmative vote of a simple majority of the votes cast by holders, excluding the votes for shares of Company Common Stock held or controlled by persons described in items (a) through (d) of Section 8.1(2) of Multilateral Instrument 61-101 - Protection of Minority Security Holders in Special Transactions of the Canadian Securities Administrators, at a special meeting of the Company’s stockholders; and (ii) other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the Transactions, the accuracy of the Company’s representations and warranties contained in the Merger Agreement and the absence of any Company Material Adverse Effect since the date of the Merger Agreement.

Non-Solicitation; Company Adverse Recommendation Change

From the date of the Merger Agreement until the earlier of the Effective Time or termination of the Merger Agreement in accordance with its terms, the Company is subject to customary “no-shop” restrictions requiring the Company not to, among other things, directly or indirectly, (a) initiate, seek, solicit, facilitate or knowingly encourage, or induce or take any other action designed or intended to lead to, or that would reasonably be expected to lead to, any inquiry with respect to, or the making, submission or announcement of, any Company Acquisition Proposal, (b) enter into, continue or otherwise participate in any negotiations or discussions with, or furnish or cause to be furnished any information or data to, or furnish access to the Company’s (or any of its Subsidiaries’) properties with respect to, or otherwise cooperate in any way with, any Person (other than Parent or any of its Affiliates or Representatives) relating to any Company Acquisition Proposal or any inquiry, proposal or offer that would reasonably be expected to lead to any Company Acquisition Proposal, or grant any waiver or release under (or terminate, amend or modify any provision of), or fail to enforce to the fullest extent permitted under applicable Law, any confidentiality or standstill or similar agreement, (c) execute or enter into any binding or non-binding letter of intent, agreement in principle, memorandum of understanding, merger agreement, acquisition agreement, option agreement, joint venture agreement, partnership agreement or other agreement, commitment, arrangement or understanding relating to or in connection with, or that is intended to or would reasonably be expected to lead to, any Company Acquisition Proposal, (d) submit to the stockholders of the Company for their approval any Company Acquisition Proposal or Company Superior Proposal, or (e) resolve to do, or agree or announce an intention to do, any of the foregoing.

The Company may, however, prior to obtaining the Company Stockholder Approval, engage in negotiations or substantive discussions with, or furnish any information to, a third party that has made a bona fide, written Company Acquisition Proposal that did not result from a breach of the non-solicitation provisions of the Merger Agreement if the Special Committee and the Company determine in good faith (after consultation with their respective financial advisors and outside legal counsel) that (x) such Company Acquisition Proposal constitutes or is reasonably likely to constitute a Company Superior Proposal and (y) failure to take such action would be inconsistent with the fiduciary duties of the Special Committee or the Company Board under applicable Law.

If, at any time prior to the receipt of the Company Stockholder Approval, the Company, the Company Board or the Special Committee receives a Company Superior Proposal that did not result from a breach of the non-solicitation provisions of the Merger Agreement, the Company Board or the Special Committee may authorize and cause the Company, in certain circumstances, to make a Company Adverse Recommendation Change and cause the Company to terminate the Merger Agreement and to concurrently enter into a definitive agreement relating to a Company Superior Proposal, subject to complying with specified notice requirements to Parent and other conditions set forth in the Merger Agreement, including paying the Company Termination Fee (as defined below) to Parent in specified circumstances, as described below.

Termination Rights

The Merger Agreement contains certain customary termination rights for the Company and Parent, including, (i) if the Merger is not consummated on or before 5:00 p.m. (New York City time) on July 26, 2027, subject to extension to October 26, 2027, solely to the extent that the requisite cannabis regulatory approvals have not been obtained (as extended, if applicable, the “Termination Date”), (ii) if the Company Stockholder Approval is not obtained at a meeting of Company stockholders (or any adjournment or postponement thereof) at which a vote is taken on the adoption of the Merger Agreement, (iii) if the other party breaches its representations, warranties or covenants in a manner that would cause the conditions to the closing of the Transactions with respect to such representations, warranties or covenants to not be satisfied and fails to cure such breach within the applicable cure period, (iv) if any Governmental Authority of competent jurisdiction shall have issued or entered any Order after the date of the Merger Agreement or any Law shall have been enacted or promulgated after the date of the Merger Agreement that has the effect of permanently restraining, enjoining, rendering illegal or otherwise prohibiting the Merger or other transactions contemplated by the Merger Agreement, and in the case of such an Order, such Order shall have become final and non-appealable, and (v) by mutual written agreement of Parent and the Company. In addition, (x) subject to compliance with certain terms of the Merger Agreement, the Merger Agreement may be terminated by the Company (prior to obtaining the Company Stockholder Approval) in order to enter into a definitive agreement providing for a Company Superior Proposal and (y) the Merger Agreement may be terminated by Parent if the Company Board or the Special Committee shall have made a Company Adverse Recommendation Change or the Company or the Company Board, as applicable, shall have materially breached any of its obligations under certain non-solicitation provisions of the Merger Agreement.

Termination Fee

If the Merger Agreement is terminated (i)(a) by Parent on the basis of a breach of a covenant or agreement contained in the Merger Agreement or (b) by either Parent or the Company if the Merger is not consummated on or before the Termination Date or if the Company Stockholder Approval is not obtained at a meeting of Company stockholders (or any adjournment or postponement thereof) at which a vote is taken on the adoption of the Merger Agreement, and prior to such termination, a Company Acquisition Proposal has been publicly disclosed and not publicly withdrawn at least three business days prior to the Company Stockholders’ Meeting or is otherwise known to the Company Board and not withdrawn and within nine months after any such termination, any Company Acquisition Proposal is consummated or the Company enters into a definitive agreement with respect to any Company Acquisition Proposal (regardless of when or whether such transaction is ultimately consummated), (ii) by the Company at any time prior to receipt of the Company Stockholder Approval, in order for the Company to enter into a definitive agreement with respect to a Company Superior Proposal to the extent permitted by the Merger Agreement, or (iii) by Parent if the Company Board or the Special Committee shall have made a Company Adverse Recommendation Change or the Company or the Company Board, as applicable, shall have materially breached any of its obligations under certain non-solicitation provisions of the Merger Agreement, then the Company will be required to pay Parent a termination fee equal to $1,800,000 (the “Termination Fee”).

Concurrently with the execution of the Merger Agreement, and as a condition and inducement to Parent’s willingness to enter into the Merger Agreement, each of Larry Scheffler, Robert Groesbeck, David Loop and Christopher Wren, and certain Affiliates of each of them, entered into a voting agreement (collectively, the “Voting Agreements”) with Parent, pursuant to which each such individual has agreed, among other things, and subject to the terms thereof, to vote the respective shares of Company Common Stock beneficially owned by each such individual in favor of the adoption of the Merger Agreement and against any Company Acquisition Proposal (including any Company Superior Proposal).

The Voting Agreements will terminate upon the earliest of (i) the valid termination of the Merger Agreement in accordance with its terms, (ii) the Effective Time, and (iii) the written agreement of the parties thereto.

Concurrently with the execution of the Merger Agreement, and as a condition and inducement to Parent’s willingness to enter into the Merger Agreement, each of Larry Scheffler, Robert Groesbeck, David Loop and Christopher Wren, and certain Affiliates of each of them, has also entered into a lock-up agreement (collectively, the “Lock-Up Agreements”) with Parent, pursuant to which each such Person has agreed not to transfer Parent Shares beneficially held or to be held by such Person that constitute, or will constitute, Merger Consideration (the “Locked-Up Shares”). With respect to each such group of stockholders, 5% of the Locked-Up Shares will be released at the Effective Time, 31.67% of the Locked-Up Shares will be released nine months after the Effective Time, 31.66% of the Locked-Up Shares will be released 15 months after the Effective Time and 31.67% of the Lock-Up Shares will be released 18 months after the Effective Time.

Nevada

As of June 30, 2026, we held the following licensed operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the Las Vegas SuperStore Entertainment complex with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and a small-indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, and (e) one cannabis distribution license and (f) one cannabis consumption license operating as DAZED! Consumption lounge, a 3,000 square foot location inside the Planet 13 Las Vegas Superstore Entertainment complex.  Of the three Nevada cultivation facilities, the Company is currently only utilizing one, the 45,000 sq ft shared use cultivation/production facility, while the other two facilities are dark and reserved for future expansion, or potential sale.

At the Planet 13 Las Vegas Superstore Entertainment complex, we also offer ancillary services to our customers, including a restaurant with a liquor license, and a retail store, which sells branded merchandise products and other non-regulated items in our facility.

California

As of June 30, 2026, we held the following licenses in California: One dual-use and two adult-use cultivation licenses along with a nursery license and distribution license.  The Company has discontinued operations at both its Orange County, California retail store, as well as its Coalinga California cultivation facility, pending transfer and sale of the licenses, which was completed on August 3, 2026.

Florida

As of June 30, 2026, we are continuing capital outlays to utilize our Florida MMTC license issued by the Florida Department of Health that was acquired through our acquisition of VidaCann. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of December 31, 2025 there were 22 companies with MMTC licenses in Florida, many of which are not yet operational. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate. On September 15, 2023, we recorded an impairment charge of $32,750,466 against our previously acquired Florida MMTC License to reflect the value of the Florida MMTC License as of the date we domesticated to Nevada.  We recognized an additional impairment of $7,197,418, that brought the carrying value of our Florida MMTC License to $9,000,000, as of December 31, 2023.  The amount was equal to the sale price negotiated with a third party who acquired the license from us on May 6, 2024, prior to us closing the acquisition of VidaCann  on May 10, 2024.  The VidCann acquisition added a cultivation and processing facility, a production facility and a twenty-six (26) retail store network, to which we have added seven (7) additional locations, bringing the total number of medical dispensaries we operate in Florida to thirty three (33).

As part of our Florida expansion, as of the date of this Quarterly Report on Form 10-Q, we have entered into two leases for additional dispensing locations in Florida, which remain subject to completion of tenant improvements and regulatory inspection prior to sales to customers.  The first location in Sarasota, is nearing completion of tenant improvements and is expected to be operational in August of 2026, followed by the second location in St. Petersburg, which will begin construction in the second half of 2026.

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

As of June 30, 2026 we operate one Planet 13 branded dispensary in Waukegan, Illinois. The Company has plans to leverage its resources in Illinois by introducing its exclusive line of products through licensing agreements for sale at its retail store and wholesale throughout the State in 2026.

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

Results of Operations

	Three Months Ended
	June 30,	June 30,	Percentage
Expressed in USD$	2026	2025	Change
Revenue
Net revenue	22,859,292	26,854,361	(14.9)%
Cost of Goods Sold	(10,535,184)	(15,195,868)	(30.7)%
Gross Profit	12,324,108	11,658,493	5.7%
Gross Profit Margin %	53.9%	43.4%

Expenses
General and Administrative	11,331,216	13,641,035	(16.9)%
Sales and Marketing	1,325,367	1,625,971	(18.5)%
Lease expense	1,108,257	1,382,068	(19.8)%
Depreciation and Amortization	1,443,073	1,835,289	(21.4)%
Total Expenses	15,207,913	18,484,363	(17.7)%

Income (Loss) From Operations	(2,883,805)	(6,825,870)	(57.8)%

Other Income (Expense):
Interest expense, net	(95,557)	(377,290)	(74.7)%
Foreign exchange gain (loss)	—	(224)	(100.0)%
Other income, net	261,170	325,704	(19.8)%
Total Other Income	165,613	(51,810)	(419.7)%

Loss for the period before tax	(2,718,192)	(6,877,680)	(60.5)%
Provision for income tax (current and deferred)	(2,868,254)	(6,423,562)	(55.3)%
Loss for the period	(5,586,446)	(13,301,242)	(58.0)%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.02)	$(0.04)

Weighted Average Number of Shares Outstanding
Basic and diluted	330,658,007	325,362,689

	Six Months Ended
	June 30,	June 30,	Percentage
Expressed in USD$	2026	2025	Change
Revenue
Net revenue	43,951,522	54,886,168	(19.9)%
Cost of Goods Sold	(22,213,801)	(31,220,170)	(28.8)%
Gross Profit	21,737,721	23,665,998	(8.1)%
Gross Profit Margin %	49.5%	43.1%

Expenses
General and Administrative	22,538,643	27,657,723	(18.5)%
Sales and Marketing	2,526,542	3,172,989	(20.4)%
Lease expense	2,320,403	2,686,961	(13.6)%
Depreciation and Amortization	2,912,292	3,586,719	(18.8)%
Total Expenses	30,297,880	37,104,392	(18.3)%

Income (Loss) From Operations	(8,560,159)	(13,438,394)	(36.3)%

Other Income (Expense):
Interest expense, net	(174,625)	(553,701)	(68.5)%
Foreign exchange gain (loss)	—	(3,113)	(100.0)%
Other income, net	2,104,789	5,304,227	(60.3)%
Total Other Income	1,930,164	4,747,413	(59.3)%

Loss for the period before tax	(6,629,995)	(8,690,981)	(23.7)%
Provision for income tax (current and deferred)	(7,052,253)	(6,657,428)	5.9%
Loss for the period	(13,682,248)	(15,348,409)	(10.9)%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.04)	$(0.05)

Weighted Average Number of Shares Outstanding
Basic and diluted	329,284,327	325,311,866

Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025

Revenue, net of Discounts

Net Revenue for the three months ended June 30, 2026 was $22,859,292 vs $21,092,230 in the prior quarter for a sequential increase of 8.4% or $1,767,062.  The Company, however experienced a 14.9% decrease in net revenue of $3,995,069 from $26,854,361 in the comparable prior year period. Net Revenue during the six months ended June 30, 2026  was $43,951,522, a 19.9% decrease of $10,934,646 when compared to the prior year period of $54,886,168.

The quarter over quarter sequential increase was primarily driven by a 17.1% revenue increase in the Florida market vs the prior quarter. The year over year decreases in net revenue were primarily driven by the Company's exit from the California market with the wholesale portion substantially complete at the end of 2025 and the final day of sales at the dispensary on February 10, 2026. California revenue represented approximately $6,500,000 of the overall $10,934,646 revenue decline vs prior year with the majority of the remaining decrease coming from the Nevada market. The Company experienced ongoing price compression in all markets driven by additional competition and the persistent impact of the illicit market.

In Nevada, The Company saw a reduction in the number of customers at the Planet 13 Las Vegas Superstore compared to the prior year, and decreases in revenue from both retail and wholesale operations, as tourism in Las Vegas has continued to be challenged in 2026. In particular, the flower category suffered from intense price compression and oversupply in the market, negatively impacting both retail and wholesale revenue in the period. We believe that the decline in tourism in Las Vegas, combined with an overall reduction in the disposable income of our customers during the six months ended June 30, 2026, had a negative impact on the number of tourists and local customers visiting the Planet 13 Las Vegas Superstore and our other retail locations.  The Company is focused on driving customer traffic to the Las Vegas Superstore location with local marketing efforts, partnerships with taxi cab and rideshare drivers and targeting high impact events such as certain concerts, events at the Sphere, and EDC, among others.

Details of net revenue by product category are as follows:

	Three Months Ended
	June 30,	June 30,	Percentage
	2026	2025	Change
Flower	$9,427,061	$9,909,426	(4.9)%
Concentrates	8,130,275	8,502,085	(4.4)%
Edibles	4,042,164	4,946,637	(18.3)%
Topicals and Other Revenue	696,325	839,688	(17.1)%
Wholesale	563,467	2,656,525	(78.8)%
Net revenue	$22,859,292	$26,854,361	(14.9)%

	Six Months Ended
	June 30,	June 30,	Percentage
	2026	2025	Change
Flower	$17,673,631	$20,150,433	(12.3)%
Concentrates	15,392,139	17,214,786	(10.6)%
Edibles	7,459,132	9,134,511	(18.3)%
Topicals and Other Revenue	1,943,076	2,327,907	(16.5)%
Wholesale	1,483,544	6,058,531	(75.5)%
Net revenue	$43,951,522	$54,886,168	(19.9)%

Gross Profit

Gross profit margin for the six months ended June 30, 2026 was 49.5% compared to 43.1% for the six months ended June 30, 2025. Overall gross profit was $21,737,721 and $23,665,998 for the six months ended June 30, 2026 and 2025 respectively, a decrease of 8.1%.  The increase in gross profit margin percentage was offset by the 19.9% decrease in Net Revenue vs the prior year.

The increase in gross profit margin percentage for the six months ended June 30, 2026 was the result of several factors including: the exit from California wholesale, the cost reductions in Nevada cultivation and improvements in third party procurement in Nevada.  The Company also had a positive, one-time adjustment to its inventory reserve balance of $1,000,000 in the quarter as increased sales in Florida is helping work through the excess WIP inventory carrying over from 2025. Without the inventory reserve adjustment, gross profit margin would have been 49.5% for the three month and 47.2% for the six month periods.  The Company expects margins to continue to improve from this level going forward due to continued efforts in Nevada, and as Florida begins to scale and BHO products are introduced.

General and Administrative Expenses

General and Administrative (“G&A”) expenses (which includes non-cash share-based compensation expenses), decreased by 18.5% during the six months ended June 30, 2026, when compared to the six months ended June 30, 2025. The decrease in G&A expenses across board was the result of the focused cost cutting initiatives undertaken by the Company during 2025 now showing in the results. Overall, excluding non-cash share-based compensation expenses, G&A expenses as a percentage of revenue equaled 48.2% for the six months ended June 30, 2026, compared to 49.4% for the six months ended June 30, 2025.

A detailed breakdown of G&A expenses is as follows:

	Three Months Ended
	June 30,	June 30,	Percentage
	2026	2025	Change
Salaries and wages	$4,323,766	$5,360,929	(19.3)%
Share-based compensation expense	661,230	497,296	33.0%
Executive compensation	768,456	988,723	(22.3)%
Licenses and permits	480,005	644,582	(25.5)%
Payroll taxes and benefits	986,299	1,196,604	(17.6)%
Supplies and office expenses	178,556	206,544	(13.6)%
Subcontractors	455,519	562,969	—%
Professional fees (legal, audit and other)	1,198,477	1,716,957	(30.2)%
Miscellaneous general and administrative expenses	2,278,908	2,466,431	(7.6)%
	$11,331,216	$13,641,035	(16.9)%

	Six Months Ended
	June 30,	June 30,	Percentage
	2026	2025	Change
Salaries and wages	$8,726,178	$11,239,533	(22.4)%
Share-based compensation expense	1,355,493	557,627	143.1%
Executive compensation	1,493,326	2,088,663	(28.5)%
Licenses and permits	1,031,440	1,346,618	(23.4)%
Payroll taxes and benefits	2,013,056	2,584,093	(22.1)%
Supplies and office expenses	329,207	536,141	(38.6)%
Subcontractors	949,080	1,198,029	(20.8)%
Professional fees (legal, audit and other)	2,179,933	2,980,463	(26.9)%
Miscellaneous general and administrative expenses	4,460,930	5,126,556	(13.0)%
	$22,538,643	$27,657,723	(18.5)%

Non-cash, share-based compensation of $661,230 was recognized during the three months ended June 30, 2026, increasing from $497,296 that was recognized during the three months ended June 30, 2025. The increase is primarily attributable to the 13,673,635 Restricted Share Units (“RSUs”) that were granted on March 31, 2025.  These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying RSUs. See Note 12 to our audited consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2025, for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses decreased by 18.5% or $300,604 during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in marketing expenses was a result of the Company's overall cost reduction efforts, partially offset by the cost of efforts to drive increased customer traffic to the Planet 13 Las Vegas Superstore.

Lease expense decreased by 19.8% during the three months ended June 30, 2026, when compared to the three months ended June 30, 2025. The decrease in Lease expense is primarily due to the exit from the Orange County, California dispensary, which was completed on February 10, 2026, the exit from administrative office space in Nevada and two unprofitable store locations in Miami Florida.

Depreciation and amortization decreased by 21.4% during the three months ended June 30, 2026, when compared to the three months ended June 30, 2025. The reduction is primarily due to the elimination of depreciation charges as a result of the asset sales in California.

Interest expense of $95,557 was incurred during the three months ended June 30, 2026, compared to net interest expense of $377,290 during the three months ended June 30, 2025. The reduction in interest expense when compared to prior year is the result of paying off several higher interest notes by utilizing a low interest revolving line of credit and the settlement of a promissory note secured by a property in Beatty Nevada in December 2025. The interest expense is net of interest earned on a corresponding money market account. The balance of long-term debt as of June 30, 2026, was $1,265,683 compared to $1,234,353 as of December 31, 2025.

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

Other income/expense, consisting of gains on the sale of fixed assets and other miscellaneous transactions, including Automated Teller Machine (“ATM”) fees, and other income, was income of $261,170 for the three months ended June 30, 2026, compared to other income consisting of ATM fees, and other miscellaneous income of $325,704 for the three months ended June 30, 2025. Other income for the six months ended June 30, 2026 included $1,565,000 gain on the sale of assets. The prior year other income included the recovery of a property in a legal settlement related to the El Capitan matter valued at $4,570,227.

Income tax expense for the three months ended June 30, 2026, was $2,868,254 compared to $6,423,562 for the prior year period. The tax expense decreased primarily due to a reduction in uncertain tax positions required for the Florida medical cannabis market associated with IRC 280E, when compared to the prior year. The reduction is a direct result of the recent rescheduling of marijuana for medical purposes.  Non-medical markets are still subject to Section 280E of the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the three months ended June 30, 2026, was $5,586,446 (($0.02) per share) compared to an overall net loss of $13,301,242 (($0.04) per share) for the three months ended June 30, 2025.

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

Liquidity and Capital Resources

As of June 30, 2026, our financial instruments consist of cash, deposits, accounts receivable, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of June 30, 2026, we have working capital of $16,615,110 compared to working capital of $22,234,681 as of June 30, 2025. The working capital reduction is the result of substantially less inventory and accounts receivable related to California operations and the reduction in Nevada cultivation, partially offset by a reduction in accounts payable and accrued expenses in the current period.  The Company believes that it has adequate liquidity in the form of cash on hand to continue to fund its operations over the next 12 months.

The following table relates to the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash flows provided by operating activities	$429,408	$(6,416,537)
Cash flows provided by investing activities	476,800	(4,967,370)
Cash flows provided by financing activities	-	1,802,368

Cash Flows from Operating Activities

Net cash provided by operating activities was $429,408 for the six months ended June 30, 2026, compared to cash used in operating activities of $6,416,537 for the six months ended June 30, 2025. A significant portion of the increase in cash provided by operating activities is directly attributable to the net change in certain working capital items during the six months ended June 30, 2026, when compared to the six months ended June 30, 2025.  This was driven primarily by decreases in accounts receivable, inventory, accounts payable and accrued expense accounts in the six months ended June 30, 2025.

Cash Flows from Investing Activities

Net cash provided by investing activities was $476,800 for the six months ended June 30, 2026, compared to net cash used in investing activities of $4,967,370 for the six months ended June 30, 2025. Funds received in the current period were related to the sale of dispensary assets in Orange County, California, offset by capital expenditures in Florida. Capital expenditures in the prior year period were primarily related to new store buildouts and upgrades to the cultivation facilities in Florida.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0 during the six months ended June 30, 2026, compared to net cash provided by financing activities of $1,802,368 for the six months ended June 30, 2025. The funds received in the prior period were a $9,750,000 draw from the revolving line of credit, mostly offset by the payoff of debts related to the VidaCann acquisition.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2026.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of June 30, 2026, our Co-Chief Executive Officers and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.

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

Because the Exchange Ratio is fixed and the market price of Vireo’s subordinate voting shares may fluctuate, our stockholders cannot be certain of the value of the consideration they will receive in the Merger, if completed.

If the Merger is completed, each share of Company Common Stock issued and outstanding immediately prior to the effective time of the Merger, other than shares that are canceled pursuant to the Merger Agreement and shares held by stockholders who properly exercise and perfect applicable dissenters’ rights, will be converted into the right to receive 0.015383618 of a subordinate voting share of Vireo, subject to customary adjustments for stock splits, recapitalizations and similar events as provided in the Merger Agreement. Because the Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of Vireo’s subordinate voting shares or Company Common Stock, the value of the consideration received by our stockholders will depend on the market price of Vireo’s subordinate voting shares at the time the Merger is completed.

The market prices of Vireo’s subordinate voting shares and the Company Common Stock may fluctuate during the pendency of the Merger. Accordingly, our stockholders will not know or be able to determine the market value of the Merger consideration they will receive until the Merger is completed. Changes in the market prices of Vireo’s subordinate voting shares and the Company Common Stock may result from a variety of factors, including general market and economic conditions, developments affecting the cannabis industry, changes in applicable laws and regulations, changes in Vireo’s or our respective businesses, operations, financial condition and prospects, market assessments of the likelihood and anticipated timing of completion of the Merger and developments relating to the receipt of required regulatory approvals. Many of these factors are beyond Vireo’s and our control.

Completion of the Merger is subject to a number of conditions, and the failure or delay in satisfying those conditions could prevent or delay completion of the Merger and adversely affect our business, financial condition and results of operations.

Completion of the Merger is subject to the satisfaction or, where permitted, waiver of a number of conditions, including, among others: (i) approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of the Company Common Stock entitled to vote thereon; (ii) approval by a simple majority of the votes cast by our stockholders, excluding the votes attached to shares held or controlled by persons specified under Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions; (iii) the effectiveness of the Registration Statement on Form S-4 relating to the Vireo subordinate voting shares to be issued in the Merger and the absence of an effective stop order or related SEC proceeding; (iv) approval of the Vireo subordinate voting shares to be issued in the Merger for listing on the Canadian Securities Exchange and receipt of the required acceptance or approval of the Canadian Securities Exchange; (v) the absence of any applicable law or order prohibiting, restraining or making illegal the completion of the Merger; (vi) the receipt and continued effectiveness of certain specified governmental and cannabis regulatory authorizations, permits and consents, including, as applicable, the expiration or termination of applicable waiting periods; (vii) the absence of certain pending governmental proceedings challenging or seeking to restrain the Merger or impose specified limitations or remedies; (viii) the accuracy of the parties’ respective representations and warranties, subject to the standards set forth in the Merger Agreement, and the parties’ performance in all material respects of their respective obligations under the Merger Agreement; (ix) the absence of a material adverse effect with respect to either us or Vireo; and (x) the receipt by each party of an opinion of its counsel regarding the intended U.S. federal income tax treatment of the Merger.

There can be no assurance that these conditions will be satisfied or waived or that the Merger will be completed on the terms or within the timeframe currently contemplated, or at all. Governmental and cannabis regulatory authorities may delay or decline to grant required approvals or may impose conditions, limitations or restrictions in connection with such approvals. Other events, developments or circumstances may also delay or prevent completion of the Merger.

The Merger Agreement generally may be terminated by either party if the Merger has not been completed by July 26, 2027. In specified circumstances relating to the failure to obtain cannabis consents and associated regulatory conditions, and provided that the other applicable closing conditions have been satisfied, waived or are capable of being satisfied at closing, either party may extend the termination date to October 26, 2027 in accordance with the procedures set forth in the Merger Agreement.

If the Merger is not completed, the market price of the Company  Common Stock could decline to the extent that its market price reflects an assumption that the Merger will be completed. We would also remain liable for significant transaction expenses incurred in connection with the Merger, and our business may be adversely affected by the diversion of management attention, disruption of our relationships with employees, customers, suppliers and other business partners, negative reactions from the investment community and the loss of potential business opportunities during the pendency of the Merger. In addition, under specified circumstances described in the Merger Agreement, we may be required to pay Vireo a termination fee of $1.8 million. Any of these consequences could materially and adversely affect our business, financial condition, results of operations and the market price of our common stock.

The announcement and pendency of the Merger may disrupt our business, and the Merger Agreement subjects us to restrictions on the conduct of our business until the Merger is completed or the Merger Agreement is terminated.

Uncertainty regarding the Merger may adversely affect our relationships with our employees, customers, suppliers, licensors, distributors, governmental authorities, independent contractors, business partners and other third parties. Employees may experience uncertainty regarding their roles or employment following completion of the Merger, which could adversely affect our ability to attract, retain and motivate key personnel. The loss or distraction of employees, including members of senior management, could adversely affect our business and operations. In addition, our management has devoted, and will continue to devote, significant attention and resources to the completion of the Merger, which may divert attention from our ongoing business and other strategic priorities.

Our customers, suppliers and other business partners may also experience uncertainty concerning their current or future relationships with us or the combined company. Such uncertainty could cause customers to reduce or delay purchases, cause suppliers or other counterparties to seek to modify or terminate existing business relationships, or make it more difficult for us to establish new relationships. Competitors may seek to take advantage of this uncertainty, which could adversely affect our business, financial condition and results of operations.

Under the Merger Agreement, we are generally required to conduct our business in all material respects in the ordinary course consistent with past practice and to use reasonable best efforts to preserve our assets, business organization and material business relationships until the earlier of the effective time of the Merger and termination of the Merger Agreement. Subject to specified exceptions, qualifications and monetary thresholds, we may not take certain actions without Vireo’s prior written consent, including issuing securities, declaring or paying dividends, making certain compensation or employment-related changes, acquiring or disposing of businesses or assets, entering into new lines of business, incurring or guaranteeing certain indebtedness, making certain capital expenditures, entering into, amending or terminating certain material contracts, or settling certain proceedings or claims.

The Merger Agreement also restricts our ability to solicit, initiate, facilitate or knowingly encourage alternative acquisition proposals or engage in discussions or negotiations regarding such proposals. Subject to the procedures and conditions specified in the Merger Agreement, we may furnish information and participate in negotiations regarding a bona fide written acquisition proposal received after execution of the Merger Agreement that did not result from a breach of the applicable restrictions if the required determinations are made regarding the likelihood that the proposal constitutes a superior proposal and the fiduciary duties of the Company Board or the Special Committee. The Merger Agreement also permits us, subject to specified conditions, to terminate the Merger Agreement to enter into a definitive agreement with respect to a superior proposal, in which case we would be required to pay the $1.8 million termination fee.

These restrictions could prevent us from pursuing strategic, operational, financing or other opportunities that may arise prior to completion of the Merger, responding effectively to competitive pressures or industry developments, or taking actions that we might otherwise consider beneficial to our business and stockholders. The adverse effects of these restrictions and the uncertainty associated with the Merger could be exacerbated by any delay in completing the Merger or could continue or accelerate if the Merger is not completed.

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

Date: August 12, 2026	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen McLean
Stephen McLean
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)