Form 10-Q
period 2026-09-30
Planet 13 Holdings Inc.
filed 2026-11-12
CIK 1813452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, there were 335,319,455 shares of common stock outstanding.

Planet 13 Holdings Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking information” and “forward-looking statements” within the meaning of applicable United States securities laws and Canadian securities laws. All information, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that addresses activities, events or developments that we expect or anticipate will or may occur in the future is forward-looking information. Forward-looking information is often identified by the words “may,” “would,” “could,” “should,” “will,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “expect” or similar expressions and includes, among others, information regarding: the proposed merger with Vireo Growth Inc. (“Vireo”), including the expected timing of completion, the satisfaction or waiver of closing conditions, the receipt of required stockholder and cannabis regulatory approvals, and the anticipated effects and benefits of the merger; our strategic plans and expansion and expectations regarding the growth of the Nevada, Florida and Illinois cannabis markets; statements relating to the business and future activities of, and developments related to, us after the date of this Quarterly Report on Form 10-Q, including such things as future business strategy, competitive strengths, goals, expansion and growth of our business, operations and plans, new revenue streams, the completion by us of contemplated acquisitions of additional real estate, cultivation and licensing assets, the roll out of new dispensaries, the application for additional licenses and the grant of licenses or renewals of existing licenses that have been applied for, the expansion of existing cultivation and production facilities, the completion of cultivation and production facilities that are under construction, the construction of additional cultivation and production facilities, the expansion into additional U.S. markets, any potential future legalization of adult-use and/or medical cannabis under U.S. federal law; expectations of market size and growth in the United States and the states in which we operate or contemplate future operations; expectations for other economic, business, regulatory and/or competitive factors related to us or the cannabis industry generally; and other events or conditions that may occur in the future.

Readers are cautioned that forward-looking information and statements are not based on historical facts but instead are based on reasonable assumptions and estimates of our management at the time they were provided or made and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements. Such factors include, among others, risks related to the proposed merger with Vireo, including the possibility that the merger is not completed in a timely manner or at all, the failure to obtain required stockholder or cannabis regulatory approvals or the imposition of conditions on such approvals, the fixed exchange ratio and fluctuations in the market price of Vireo’s subordinate voting shares, the possible payment of a termination fee, restrictions on the conduct of our business during the pendency of the merger, disruption to our business and relationships with employees, customers and suppliers, litigation relating to the merger, and our ability to continue as a going concern if the merger is not completed; our actual financial position and results of operations differing from management’s expectations; our business model; a lack of business diversification; increasing competition in the industry; public opinion and perception of the cannabis industry; expected significant costs and obligations; current reliance on limited jurisdictions; development of our business; access to capital; risks relating to the management of growth; risks inherent in an agricultural business; risks relating to energy costs; risks related to research and market development; risks related to breaches of security at our facilities; reliance on suppliers; risks relating to the concentrated voting control of the Company; risks related to our being a holding company; risks related to service providers withdrawing or suspending services under threat of prosecution; risks related to proprietary intellectual property and potential infringement by third parties; risks of litigation relating to intellectual property; negative clinical trial results; insurance related risks; risk of litigation generally; risks associated with cannabis products manufactured for human consumption, including potential product recalls; risks relating to being unable to attract and retain key personnel; risks relating to obtaining and retaining relevant licenses; risks relating to integration of acquired businesses; risks related to quantifying our target market; risks related to industry growth and consolidation; fraudulent activity by employees, contractors and consultants; cyber-security risks; conflicts of interest; risks related to reputational damage in certain circumstances; leased premises risks; risks related to epidemics and pandemics; U.S. regulatory landscape and enforcement related to cannabis, including political risks; heightened scrutiny by Canadian regulatory authorities; risks related to capital raising due to heightened regulatory scrutiny; risks related to tax liabilities; risks related to U.S. state and local law and regulations; risks related to access to banks and credit card payment processors; risks related to potential violation of laws by banks and other financial institutions; ability and constraints on marketing products; risks related to lack of U.S. federal trademark and patent protection; risks related to the enforceability of contracts; the limited market for our securities; difficulty for U.S. holders of our common stock to resell over the Canadian Securities Exchange; price volatility of our common stock; future sales by shareholders; no guarantee regarding use of available funds; currency fluctuations; risks related to entry into the U.S; and other factors beyond our control, as more particularly described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in Part II, Item 1A of this Quarterly Report on Form 10-Q and subsequent reports, and in the proxy statement/prospectus included in the registration statement on Form S-4 filed by Vireo with the SEC on October 9, 2026, as it may be amended.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Balance Sheets (Unaudited, In United States Dollars)

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash	$5,792,073	$5,325,031
Restricted Cash	9,900,000	10,250,000
Accounts Receivable	339,017	1,007,891
Inventory	15,754,100	18,138,394
Other Receivables	551,988	3,754,563
Prepaid Expenses and Other Current Assets	3,699,836	2,659,056
Total Current Assets	36,037,014	41,134,935

Property, Plant and Equipment	28,380,851	34,121,678
Intangible Assets and Goodwill	42,903,931	42,903,931
Right of Use Assets - Operating	30,024,657	31,489,308
Long-term Deposits and Other Assets	897,762	829,164
Deferred Tax Asset	1,559,291	1,798,654

TOTAL ASSETS	$139,803,506	$152,277,670

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current:
Accounts Payable	$4,518,999	$7,212,187
Accrued Expenses	4,865,573	4,632,011
Income Taxes Payable	510,512	159,080
Notes Payable - Current Portion	9,750,000	9,750,000
Operating Lease Liabilities	1,635,590	1,385,566
Total Current Liabilities	21,280,674	23,138,844

Long-Term Liabilities:
Operating Lease Liabilities	42,205,761	43,213,442
Other Long-term Liabilities	1,293,450	1,250,433
Uncertain Tax Positions	41,267,435	33,041,402
Deferred Tax Liability	952,503	506,836
Total Liabilities	106,999,823	101,150,957

SHAREHOLDERS' EQUITY
Common Stock, no par value, 1,500,000,000 shares authorized, 335,319,455 issued and outstanding at September 30, 2026 and 325,670,800 issued and outstanding at December 31, 2025	-	-
Preferred Stock, no par value, 50,000,000 shares authorized, 0 issued and outstanding at September 30, 2026 and 0 at December 31, 2025	-	-
Additional Paid-In Capital	372,873,326	371,157,826
Deficit	(340,069,643)	(320,031,113)
Total Shareholders' Equity	32,803,683	51,126,713

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$139,803,506	$152,277,670

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited, in United States Dollars, except Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Revenues, net of discounts	$23,079,891	$23,270,211	$67,031,413	$78,156,379
Cost of Goods Sold	(10,104,273)	(18,311,350)	(32,318,074)	(49,531,520)
Gross Profit	12,975,618	4,958,861	34,713,339	28,624,859

Expenses:
General and Administrative	13,543,891	11,987,649	36,082,534	39,645,372
Sales and Marketing	1,394,944	1,171,083	3,921,486	4,344,072
Lease Expense	1,120,390	1,345,835	3,440,793	4,032,796
Impairment Loss	-	29,844,227	-	29,844,227
Depreciation	1,435,121	1,855,914	4,347,413	5,442,633
Total Expenses	17,494,346	46,204,708	47,792,226	83,309,100

Loss From Operations	(4,518,728)	(41,245,847)	(13,078,887)	(54,684,241)

Other Income (Expense):
Interest income (expense), net	(100,445)	(91,934)	(275,070)	(645,635)
Foreign exchange (loss)	-	-	-	(3,113)
Other income, net	278,902	(1,799,946)	2,383,691	3,504,281
Total Other Income (Expense)	178,457	(1,891,880)	2,108,621	2,855,533

Loss Before Provision for Income Taxes	(4,340,271)	(43,137,727)	(10,970,266)	(51,828,708)

Provision For Income Taxes
Current Tax Expense	(1,652,854)	(3,054,176)	(8,386,435)	(10,636,223)
Deferred Tax Recovery	(363,157)	2,236,050	(681,829)	3,160,669
	(2,016,011)	(818,126)	(9,068,264)	(7,475,554)

Net Loss and Comprehensive Loss	$(6,356,282)	$(43,955,853)	$(20,038,530)	$(59,304,262)

Loss per Share
Basic and diluted loss per share	$(0.02)	$(0.14)	$(0.06)	$(0.18)

Weighted Average Number of Shares of Common Stock
Basic and diluted	335,319,455	325,363,800	331,318,143	325,362,689

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited, in United States Dollars, except Share Amounts)

	Number of
	Shares of Common Stock	Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, December 31, 2024	325,163,800	18,750,000	$368,821,339	$(256,107,418)	$112,713,921

Share based Compensation - RSUs	-	-	1,174,281	-	1,174,281
Shares Issued on Settlement of RSUs	200,000	-	-	-	-
Net Loss for the Period	-	-	-	(59,304,262)	(59,304,262)

Balance, September 30, 2025	325,363,800	18,750,000	$369,995,620	$(315,411,680)	$54,583,940

Balance, December 31, 2025	325,670,800	18,750,000	$371,157,826	$(320,031,113)	$51,126,713

Share based Compensation - RSUs	-	-	1,715,500	-	1,715,500
Shares Issued on Settlement of RSUs	9,648,655	-	-	-	-
Net Loss for the Period	-	-	-	(20,038,530)	(20,038,530)

Balance, September 30, 2026	335,319,455	18,750,000	$372,873,326	$(340,069,643)	$32,803,683

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

PLANET 13 HOLDINGS INC. Interim Condensed Consolidated Statements of Cash Flows (Unaudited, In United States Dollars)

	Nine Months Ended
	September 30,	September 30,
	2026	2025
CASH USED IN OPERATING ACTIVITIES
Net loss	$(20,038,530)	$(59,304,262)
Adjustments for items not involving cash:
Shared based compensation	1,715,500	1,174,281
Non-cash lease expense	1,340,515	1,566,859
Depreciation	6,753,916	9,037,214
Loss on impairment of fixed assets	-	23,984,227
Loss on impairment of intangible assets	-	5,860,000
Loss on disposal of fixed assets	-	1,674,517
Gain on disposal of fixed assets	(1,565,000)	(18,827)
Recovery of property in legal settlement	-	(4,086,174)
Loss on reserve for slow moving inventory	-	3,591,644
Amortization of note payable discount	48,017	191,701
Lease incentive amortization	(47,976)	(7,143)
	(11,793,558)	(16,335,963)

Net Changes in Non-cash Working Capital Items	12,203,784	6,959,387
Proceeds from lease incentives	250,000	-
Repayment of lease liabilities	(835,545)	(1,194,307)
Total Operating	(175,319)	(10,570,883)

FINANCING ACTIVITIES
Repayment of Lafayette State Bank Note	-	(2,947,632)
Bank of Nevada Revolving Line of Credit	-	9,750,000
Payment of Promissory Note to former VidaCann Shareholders	-	(5,000,000)
Total Financing	-	1,802,368

INVESTING ACTIVITIES
Purchase of property and equipment	(1,272,639)	(5,816,104)
Proceeds from sales of fixed assets	1,565,000	2,244,448
Proceeds from sale of assets held for sale	-	4,086,174
Total Investing	292,361	514,518

NET CHANGE IN CASH DURING THE PERIOD	117,042	(8,253,997)

CASH AND RESTRICTED CASH
Beginning of Period	15,575,031	25,435,077

End of Period	$15,692,073	$17,181,080

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

The Company is a vertically integrated cultivator and provider of cannabis and cannabis-infused products that is licensed under the laws of the States of Nevada, Illinois and Florida. The Company is licensed in these jurisdictions as follows: six Nevada licenses for cultivation (three medical and three adult-use), six Nevada licenses for production (three medical and three adult-use), three Nevada dispensary licenses (one medical and two adult-use), two Nevada licenses for distribution (one active, one conditional), one Medical Marijuana Treatment Center license in Florida (unlimited medical dispensaries, cultivation and processing) and one adult-use dispensary license in Illinois.

As of September 30, 2026, we held no licenses in California. The Company discontinued operations at its Orange County, California retail and distribution facility in February 2026. The sale and transfer of its Coalinga, California cultivation and distribution licenses were completed in August 2026, and the Company has fully exited all California cannabis operations.

P13 is a public company which is listed on the Canadian Securities Exchange (“CSE”) under the symbol PLTH and on the OTCQX exchange under the symbol “PLNH”.

The Company’s registered and head office address is 2548 W. Desert Inn Road, Suite 100, Las Vegas, NV 89109.

While cannabis and CBD-infused products are legal under the laws of several U.S. states (with varying restrictions applicable), the United States Federal Controlled Substances Act classifies all “marijuana” as a Schedule I drug, whether for medical or recreational use. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse. On April 23, the U.S. Department of Justice issued a Final Order (the “Order”) placing FDA-approved marijuana products and state-regulated medical marijuana from Schedule I to Schedule III of the Controlled Substances Act. The Order does not apply to adult-use cannabis which remains classified as a Schedule I controlled substance. State medical marijuana license holders will no longer be subject to Section 280E of the Internal Revenue Code (the “Code”). The Company continues to assess the impact of these developments and evaluate potential implications for its operations, tax position, and regulatory environment.

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

These unaudited condensed consolidated interim financial statements were authorized for issuance by the Board of Directors of the Company on November 12, 2026.

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

These unaudited condensed consolidated interim financial statements include the accounts of the Company and the following entities which are subsidiaries of the Company:

Subsidiaries as at September 30, 2026	Jurisdiction of Incorporation	Ownership Interest 2026	Ownership Interest 2025	Nature of Business

MM Development Company, Inc. ("MMDC")	Nevada, USA	100%	100%	Nevada license holding company; vertically integrated cannabis operations
BLC Management Company LLC	Nevada, USA	100%	100%	Management/holding company
LBC CBD LLC ("LBC")	Nevada, USA	100%	100%	CBD retail sales and marketing
Newtonian Principles Inc.	California, USA	100%	100%	California license holding company; cannabis retail sales
Crossgate Capital U.S. Holdings Corp.	Nevada, USA	100%	100%	Holding company
Next Green Wave, LLC	California, USA	100%	100%	California license holding company; cannabis cultivation and processing
Planet 13 Illinois, LLC	Illinois, USA	100%	100%	Illinois license holding company; cannabis retail sales
BLC NV Food, LLC	Nevada, USA	100%	100%	Holding company for By The Slice LLC
By The Slice, LLC	Nevada, USA	100%	100%	Subsidiary of BLC NV Food, LLC; restaurant and retail operations
Planet 13 Chicago, LLC	Illinois, USA	100%	100%	Holding company
Planet 13 Real Prop LLC	Florida, USA	100%	100%	Holding company
Planet 13 Lifestyles LLC	Nevada, USA	100%	100%	Retail sales of apparel and accessories
VidaCann, LLC	Florida, USA	100%	100%	Florida license holding company
Planet 13 Innovations LLC	Nevada, USA	100%	100%	Intellectual property holding company
Estate of Las Palmas LLC	California, USA	100%	100%	Real estate holdings company
Club One Three, LLC	Nevada, USA	100%	100%	Inactive

ii)	Functional currency

These unaudited condensed consolidated interim financial statements are presented in U.S. Dollars (“USD”), which is the Company’s and its subsidiaries’ functional currency.

Foreign currency transactions are remeasured to the respective financial currencies of the Company’s entities at the exchange rates in effect on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are measured to the functional currency at the foreign exchange rate applicable at the balance sheet date. Non-monetary items are carried at historical rates. Non-monetary items carried at face value denominated in foreign currencies are remeasured to the functional currency at the date when the fair value was determined. Realized and unrealized foreign exchange gains and losses are recognized through profit or loss.

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

	September 30,	December 31,
	2026	2025

Raw materials	$6,043,296	$6,853,816
Packaging and miscellaneous	1,509,387	1,536,003
Work in progress	4,453,077	3,976,567
Finished goods	3,748,340	5,772,008
	$15,754,100	$18,138,394

Cost of Inventory is recognized as an expense when sold and included in the cost of goods sold. During the three and nine months ended September 30, 2026, the Company recognized $10,104,273 and $32,318,074 (2025 - $18,311,350 and $49,531,520) of inventory expensed to cost of goods sold.

4. Prepaid Expenses and Other Current Assets

	September 30,	December 31,
	2026	2025

Security deposits	$1,040	$27,318
Advertising and Marketing	6,249	-
Prepaid rent	914,617	963,655
Insurance	458,052	433,720
License fees	1,285,369	417,304
Miscellaneous	1,034,509	817,059
	$3,699,836	$2,659,056

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

5. Property, Plant and Equipment

	Land and			Leasehold	Construction
	Improvements	Buildings	Equipment	Improvements	in Progress	Total
Gross carrying amount

At December 31, 2025	$287,967	$4,785,413	$14,818,427	$58,938,527	$2,913,703	$81,744,037
Additions	-	-	257,797	65,130	690,162	1,013,089
Transfers	-	-	312,370	2,787,021	(3,099,391)	-
Disposals	-	-	(231,123)	-	-	(231,123)
At September 30, 2026	$287,967	$4,785,413	$15,157,471	$61,790,678	$504,474	$82,526,003

Depreciation

At December 31, 2025	$19,704	$910,195	$9,966,259	$36,726,201	$-	$47,622,359
Additions	6,321	341,314	1,661,367	4,744,914	-	6,753,916
Disposals	-	-	(231,123)	-	-	(231,123)
At September 30, 2026	$26,025	$1,251,509	$11,396,503	$41,471,115	$-	$54,145,152

Carrying amount

At December 31, 2025	$268,263	$3,875,218	$4,852,168	$22,212,326	$2,913,703	$34,121,678
At September 30, 2026	$261,942	$3,533,904	$3,760,969	$20,319,563	$504,474	$28,380,851

For the nine months ended September 30, 2026, depreciation expense was $6,753,916 (2025 - $9,037,214) of which $2,406,503 (2025 - $3,594,581) was included in cost of goods sold and inventory.

During the nine months ended September 30, 2026, $3,099,391 was transferred from construction in progress to the other fixed accounts (2025 - $2,709,936).

During the nine months ended September 30, 2026, a gain on the sale of fixed assets in the amount of $1,565,000 was included in other income.  The sale represents all assets of the Planet 13 Orange County dispensary and some vehicles in Nevada, all of which had a net book value of $0.

During the nine months ended September 30, 2026, no impairment charges were recognized. (2025 - $20,580,525).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

6. Intangible Assets and Goodwill

	Retail Dispensary License Clark County	Cultivation and Production License Clark County	Illinois License	Florida MMTC License-VidaCann	VidaCann Goodwill	Other	Total
Gross carrying amount

Balance, December 31, 2025	$690,000	$709,798	$1,812,656	$9,000,000	$30,661,477	$30,000	$42,903,931
Impairments	-	-	-	-	-	-	-
Balance at September 30, 2026	$690,000	$709,798	$1,812,656	$9,000,000	$30,661,477	$30,000	$42,903,931

The company tests and assesses for impairment of intangible asset carrying values annually at a minimum, or when there are indicators of a loss in value, such as a decline in the market or overall business performance.  During the nine months ended September 30, 2026, no impairment charges were recognized. (2025 - $5,860,000).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

7. Leases

The Company’s lease agreements are for cultivation, manufacturing, retail, and office premises and for vehicles. The property lease terms range between 5 years and 24 years depending on the facility and are subject to an average of two renewal periods of equal length as the original lease. Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities, or insurance and maintenance. Rent expense for leases with escalation clauses is accounted for on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table provides the components of lease costs recognized in the unaudited interim condensed consolidated statement of operations and comprehensive loss for the three and nine month periods ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Operating lease costs	$2,076,980	$2,310,919	$6,215,311	$7,002,237
Short term lease expense	36,395	92,084	248,814	320,984
Total lease costs	$2,113,375	$2,403,003	$6,464,125	$7,323,221

Other information related to operating and finance leases as of and for the nine months ended September 30, 2026 and 2025 is as follows:

	September 30, 2026	September 30, 2025
	Operating	Operating
	Lease	Lease

Weighted average discount rate	15.00%	15.00%
Weighted average remaining lease term	7.10	7.39

The maturities of the contractual undiscounted lease liabilities as of September 30, 2026 and  December 31, 2025 are:

	September 30,	December 31,
	2026	2025
	Operating	Operating
	Lease	Lease

2026	$2,585,544	$7,779,306
2027	7,901,928	7,973,556
2028	7,977,285	8,050,719
2029	8,012,425	8,106,646
2030	7,951,532	8,067,339
2031	7,798,681	7,917,963
2032	7,532,253	-
Thereafter	53,205,585	61,532,548

Total undiscounted lease liabilities	102,965,233	109,428,077
Interest on lease liabilities	(59,123,882)	(64,829,069)
Total present value of minimum lease payments	43,841,351	44,599,008
Lease liability - current portion	(1,635,590)	(1,385,566)
Lease liability	$42,205,761	$43,213,442

Principally all leases relate to real estate.

For the three and nine months ended September 30, 2026, the Company incurred $2,076,980 and $6,215,311 of operating lease costs (2025 - $2,310,919 and $7,002,237), of which $956,590 and $2,874,221 (2025 - $981,104 and $3,014,148) was allocated to cost of goods sold and inventory.

See Note 14 for additional supplemental cash flow information related to leases.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

8. Notes Payable

	September 30,	December 31,	Stated Interest		Effective	Maturity
	2026	2025	Rate		Interest Rate	Date

Promissory Note to VidaCann former managers, unsecured with interest paid monthly at 7.5%, maturity date May 6, 2029	1,282,370	1,234,353	7.5%	(1)	15.0%	5/6/2029
Revolving Line of Credit, cash secured with monthly interest paid at an annual rate of 5.65%	9,750,000	9,750,000	5.65%	(2)	5.65%	6/30/2027

	$11,032,370	$10,984,353
Less current portion	(9,750,000)	(9,750,000)
	$1,282,370	$1,234,353

Stated maturities of debt obligations are as follows:

2026	$9,750,000	$9,750,000
2027	-	-
2028	-	-
2029	1,282,370	1,234,353
2030	-	-
2031	-	-
Total	$11,032,370	$10,984,353

(1) The Promissory note to VidaCann former managers had a face value of $1,500,000. The Company determined a fair value of $1,148,423 at the May 9, 2024 acquisition date using a 15% estimated borrowing rate. Total interest expense including paid interest and amortization of the note discount for the nine-month period ended September 30, 2026 equaled $132,469 (2025 - $153,945).

(2) The Company entered into a cash secured line of credit up to $9,750,000, effective June 13, 2024, with no other collateral securing the credit line (the "revolving line of credit"). The revolving line of credit contains no financial, or other incurrence-based covenants and no material maintenance covenants. The revolving line of credit balance at September 30, 2026 equaled $9,750,000 (2025 - $9,750,000).  Total interest expense for the nine-month period ended September 30, 2026 equaled $417,726 (2025 - $293,663).

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

i. Shares issued for Restricted Share Units

During the nine months ended September 30, 2026, no restricted stock units ("RSU") were awarded under the Planet 13 Holdings Inc 2023 Equity incentive plan (as amended from time to time, the "2023 Equity Plan").  9,648,655 vested RSUs were issued and 924,379 unvested RSUs were forfeited and cancelled.  The Company did not receive any cash proceeds on the settlement of the RSUs.

During the year ended December 31, 2025, 23,930,635 RSUs were awarded under the 2023 Equity incentive plan. 507,000 of these RSUs vested and were issued, 1,780,931 RSUs were forfeited and cancelled. The Company did not receive any cash proceeds on the settlement of the RSUs.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

10. Warrants

The following table summarizes the number of warrants outstanding at September 30, 2026 and  December 31, 2025.

	September 30, 2026	Weighted Average Exercise Price - USD	December 31, 2025	Weighted Average Exercise Price - USD

Balance - beginning of period	18,750,000	$0.77	18,750,000	$0.77
Balance - end of period	18,750,000	$0.77	18,750,000	$0.77

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

On June 29,2026 and July 22, 2025 respectively, the Company authorized an additional 20,000,000 and 10,000,000 reserve shares for a total of 52,000,000 shares of Common Stock are available for grants under the 2023 Equity Plan and all other security based compensation arrangements of the Company, including the Prior Plans (the “Total Share Reserve”).  As of  September 30, 2026, a maximum number of 25,657,319 shares of Common Stock are available for issuance under the 2023 Equity Plan, subject to adjustment pursuant to the terms of the 2023 Equity Plan.

(a) Stock Options

During the three and nine months ended September 30, 2026 and the year ended December 31, 2025

No incentive stock options were granted during the three and nine months ended September 30, 2026 or the year ended December 31, 2025.

The following table summarizes information about stock options outstanding at September 30, 2026:

	Exercise price	September 30, 2026	September 30, 2026	December 31, 2025	December 31, 2025
Expiry Date	CAD$	Outstanding	Exercisable	Outstanding	Exercisable

September 30, 2026	$4.37	-	-	97,322	97,322
		-	-	97,322	97,322

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

The following table reflects the continuity of stock options for the period presented:

	September 30, 2026	Weighted Average Exercise Price - CAD	December 31, 2025	Weighted Average Exercise Price - CAD

Balance - beginning of period	97,322	$4.37	417,922	$3.15
Expired	(97,322)	4.37	(320,600)	2.78
Balance - end of period	-	$-	97,322	$4.37

Share based compensation expense attributable to employee options was $0 and $0 for the nine months ended September 30, 2026 and 2025, respectively.

The total intrinsic value of stock options exercised, outstanding and exercisable as of September 30, 2026 and December 31, 2025 was $0 and $0, respectively.

(b) Restricted Share Units

The following table summarizes the RSUs that are outstanding as at September 30, 2026 and  December 31, 2025:

	September 30,	December 31,
	2026	2025

Balance - beginning of period	21,942,704	300,000
Issued	-	23,930,635
Exercised	(9,648,655)	(507,000)
Forfeited	(924,379)	(1,780,931)
Balance - end of period	11,369,670	21,942,704

The Company recognized $360,007 and $1,715,500 in share-based compensation expense attributable to the RSU vesting schedule for the three and nine months ended September 30, 2026 ($616,654 and $1,174,281 for the three and nine months ended September 30, 2025).

During the nine months ended September 30, 2026

No RSU's were granted, 9,648,655 RSUs vested and were exercised, 924,379 RSUs were forfeited and cancelled.  The Company did not receive any cash proceeds from the settlement of the RSUs.

During the nine months ended  September 30, 2025

14,430,635 RSU's were granted, 200,000 RSU's vested and were exercised, 1,238,390 RSU's were forfeited and cancelled.  The Company did not receive any cash proceeds from the settlement of the RSUs.

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

12. Loss Per Share

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Loss available to common stockholders	$(6,356,282)	$(43,955,853)	$(20,038,530)	$(59,304,262)

Weighted average number of shares outstanding, basic and diluted	335,319,455	325,363,800	331,318,143	325,362,689

Basic and diluted loss per share	$(0.02)	$(0.14)	$(0.06)	$(0.18)

30,119,670 and 30,119,670 potentially dilutive securities for the three and nine months ended September 30, 2026 and 2025, respectively, were excluded in the calculation of diluted EPS as their impact would have been anti-dilutive due to the net losses for such periods.

13. General and Administrative

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Salaries and wages	$4,991,362	$4,793,367	$13,717,540	$16,032,900
Share based compensation	360,007	616,654	1,715,500	1,174,281
Executive compensation	772,608	728,180	2,265,934	2,816,843
Licenses and permits	555,601	683,859	1,587,041	2,030,477
Payroll taxes and benefits	958,197	1,150,290	2,971,253	3,734,383
Supplies and office expenses	137,066	200,787	466,273	736,928
Subcontractors	452,253	562,979	1,401,333	1,761,008
Professional fees (legal, audit and other)	2,927,065	1,133,736	5,106,998	4,114,199
Miscellaneous general and administrative expenses	2,389,732	2,117,797	6,850,662	7,244,353
	$13,543,891	$11,987,649	$36,082,534	$39,645,372

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

14. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,	September 30,
Change in Working Capital	2026	2025

Accounts Receivable	$3,871,449	$(244,585)
Inventory	2,384,294	(827,795)
Prepaid Expenses and Other Assets	(1,040,780)	1,462,548
Long-term Deposits and Other Current Assets	(68,598)	(34,630)
Deferred Tax Assets	239,362	(1,489,965)
Deferred Tax Liabilities	445,667	(1,670,703)
Accounts Payable	(2,433,638)	(889,429)
Accrued Expenses	233,564	(1,672)
Other Liabilities (LT)	(5,000)	1,080
Uncertain Tax Positions	8,226,032	10,634,938
Income Taxes Payable	351,432	19,600
	$12,203,784	$6,959,387

Cash Paid

Interest Paid on Leases	$4,922,547	$5,397,018
Income Taxes	$-	$-

Non-cash Financing and Investing Activities

Lease additions	$-	$1,317,140
Fixed Asset Amounts in Accounts Payable	$14,000	$186,819
Reclassification of long term lease liabilities to current	$250,024	$202,592

15. Related Party Transactions and Balances

Related party transactions are summarized as follows:

(a) Building Lease

As part of the VidaCann acquisition on May 9, 2024, the Company entered into a long-term lease agreement with Loop's Nursery for a property in St John's Florida that is used as the Company's primary cultivation facility in Florida. Loop's Nursery is primarily owned by David Loop, one of the Company's board members. Payments for rent and associated costs related to the use of this property for the nine months ended September 30, 2026 equaled $2,150,050 (nine months ended September 30,2025 - $2,618,755).

(b) Other

As part of the VidaCann acquisition on May 9, 2024, the Company acquired related party notes payable to David Loop, one of the Company's board members and Mark Ascik, in the amounts of $750,000 each (see Note 8). Payments for interest on the related party notes for the nine months ended September 30, 2026 totaled $84,452 combined (nine months ended September 30, 2025 - $84,452).

Effective September 19, 2025, the Company entered into a three month consulting agreement with Off the House, LLC, an entity owned and operated by the stepson of Robert Groesbeck, the Company's Co-CEO. After the initial three month period, the contract continues on a month to month basis.  Total contract payments for the nine months ended September 30, 2026 equaled $192,583 (nine months ended September 30, 2025 - $nil).

As of  September 30, 2026, no amounts were due to related parties ( December 31, 2025 - $5,935).

16. Commitments and Contingencies

(a) Construction Commitments

The Company had $0 of outstanding construction commitments as of September 30, 2026 ( December 31, 2025 - $383,494).

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

(b) Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at September 30, 2026, medical and adult use cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

(c) Claims and Litigation

From time to time, we may become involved in legal or regulatory proceedings, lawsuits and other claims arising in the ordinary course of our business. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of such matters will be. However, based on our knowledge, as of September 30, 2026, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

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

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

Liquidity risk

The Company’s approach to managing risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of September 30, 2026, the Company’s financial liabilities consist of accounts payable, accrued liabilities, obligations under operating leases, notes payable and taxes. The Company manages liquidity risk by reviewing its capital requirements on an ongoing basis. Historically, the Company’s main source of funding has been the public issuance of common equity. The Company’s access to financing is always uncertain. There can be no assurance of continued access to significant equity financing.

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

Currency rate risk

As of September 30, 2026, none of the Company’s financial assets and liabilities were held in Canadian dollars. The same was true as of December 31, 2025. The Company’s objective in managing its foreign currency risk is to minimize its net exposure to foreign currency cash flows by transacting, to the greatest extent possible, with third parties in the functional currency. The Company does not currently use foreign exchange contracts to hedge its exposure of its foreign currency cash flows as management has determined that this risk is not significant at this point in time. The Company’s exposure to a 10% change in the foreign exchange conversion rate at September 30, 2026 equals $nil.

18. Disaggregated Revenue

The following table presents the Company’s disaggregated revenue by sales channel:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Retail	$22,732,116	$21,025,924	$65,200,094	$69,853,560
Wholesale	347,775	2,244,287	1,831,319	8,302,819

Net revenues	$23,079,891	$23,270,211	$67,031,413	$78,156,379

PLANET 13 HOLDINGS INC. Notes to the Interim Condensed Consolidated Financial Statements (Unaudited, in United States Dollars, except share amounts)

19. Property Recovered in Settlement

On March 3, 2025 the Company announced significant recovery of funds related to El Capitan, including a settlement and recovery of $2.1 million of funds which were held at Bridge Bank, a division of Western Alliance Bank (collectively "WAB"), bringing the total recovery of funds held at WAB to $5.5 million. Additionally, the Company, through a wholly-owned subsidiary, obtained real estate (the "Real Property") valued at approximately $5.0 million based on comparable sales, and carried on the balance sheet at a net (after estimated costs to sell) value of $4.6 million. On July 15, 2025, the Real Property was sold at a net value (after estimated costs to sell) of $4.1 million, resulting in a loss on sale of assets of $502,154. The recovery amount is also included in the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the period ended September 30, 2025 in Other income, net and also in the Interim Condensed Consolidated Statements of Cash Flows for the period ended September 30, 2025 in adjustments for items not involving cash, recovery of property in legal settlement.

20. Subsequent Events

On October 9, 2026, Vireo filed a registration statement on Form S-4 with the SEC, which includes a preliminary proxy statement of the Company and a prospectus of Vireo relating to the Parent Shares to be issued in the Merger. The registration statement was declared effective by the SEC on November 2, 2026, and the Company will hold a special meeting of its stockholders to vote on the adoption of the Merger Agreement on December 10, 2026. If the Merger is completed, the Company will become a direct wholly owned subsidiary of Vireo, the Company Common Stock will be delisted from the Canadian Securities Exchange, withdrawn from the OTCQX and deregistered under the Exchange Act, and the Company will no longer file periodic reports with the SEC. If the Merger is not completed, the Company will remain an independent public company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of Planet 13 is for the three and nine months ended September 30, 2026. It is supplemental to, and should be read in conjunction with, our unaudited condensed interim consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, and the accompanying notes presented herein. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”, “USD” or “US$”), unless otherwise indicated.

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

Overview

We are a multi-state cannabis operator with licenses to operate in Nevada, Florida, and Illinois. We are headquartered in Las Vegas, Nevada. During 2026, we completed our exit from the California market.

As of September 30, 2026, we employed approximately 650 people and remain focused on providing our customers with the best products, best services, and an experiential shopping experience at our superstore-themed dispensary while expanding our products and sales through neighborhood stores. Each of our state operations is held in state-focused subsidiaries: (a) MM Development Company, Inc. for all licensed Nevada cannabis cultivation, production, distribution, and dispensing, (b) VidaCann LLC. (“VidaCann”) which holds our Florida Medical Marijuana Treatment Center (“MMTC”) license, and (c) Planet 13 Illinois, LLC (“Planet 13 Illinois”) which holds an Illinois social-equity justice impaired dispensing license. We have focused on our large-store dispensing stores as superstores which offer an experiential approach to our customers, including drones, robotics, 3-D mapping projection, cannabis-culture inspired social-media backdrops for customer interaction, customer-facing production, one-on-one sales staffing and customer education, and other interactive marketing elements to differentiate from more traditional dispensing locations, which we refer to herein as “neighborhood stores”. Each of our cannabis facilities is state-licensed as an adult-use cannabis facility, a medical cannabis facility, or a dual-use facility, allowing for both adult-use and medical cannabis licensed activity, as designated below in the state-by-state breakdown.

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

Proposed Merger

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

On October 9, 2026, Vireo filed a registration statement on Form S-4 with the SEC, which includes a preliminary proxy statement of the Company and a prospectus of Vireo relating to the Parent Shares to be issued in the Merger. The registration statement was declared effective by the SEC on November 2, 2026, and the Company will hold a special meeting of its stockholders to vote on the adoption of the Merger Agreement on December 10, 2026. If the Merger is completed, the Company will become a direct wholly owned subsidiary of Vireo, the Company Common Stock will be delisted from the Canadian Securities Exchange, withdrawn from the OTCQX and deregistered under the Exchange Act, and the Company will no longer file periodic reports with the SEC. If the Merger is not completed, the Company will remain an independent public company.

Nevada

As of September 30, 2026, we held the following licensed operations in Nevada: (a) one dual-licensed dispensary superstore adjacent to the Las Vegas Strip with 24,000 square feet of licensed dispensary (the “Planet 13 Las Vegas Superstore”), (b) one adult-use “neighborhood store” at 2,300 square feet of licensed dispensary (the “Medizin dispensary”), (c) three dual-licensed production facilities, one of which is co-located and customer-facing at the Las Vegas SuperStore Entertainment complex with 18,500 square feet of licensed production, (d) three dual-licensed cultivation facilities, one with approximately 16,100 square foot indoor cultivation facility under perpetual harvest cycle, a second with 45,000 square feet co-located with our production license at that facility, and a small-indoor rural site in Beatty, Nevada that is expandable up to 2,300,000 square feet of greenhouse located on 80-acres owned by us, also co-located with our production license at that facility, (e) one cannabis distribution license and (f) one cannabis consumption license operating as DAZED! Consumption lounge, a 3,000 square foot location inside the Planet 13 Las Vegas Superstore Entertainment complex.  Of the three Nevada cultivation facilities, the Company is currently only utilizing one, the 45,000 sq ft shared use cultivation/production facility, while the other two facilities are dark and reserved for future expansion, or potential sale.

At the Planet 13 Las Vegas Superstore Entertainment complex, we also offer ancillary services to our customers, including a restaurant with a liquor license, and a retail store, which sells branded merchandise products and other non-regulated items in our facility.

Exit from California

During 2026, we completed our exit from the California market. We discontinued operations at our Orange County, California retail store, with the final day of sales on February 10, 2026, and on August 3, 2026, we completed the transfer and sale of the California licenses associated with our previously sold Coalinga cultivation facility. As of September 30, 2026, we no longer held any California cannabis licenses or conducted cannabis operations in California.

Florida

As of September 30, 2026, we are continuing capital outlays to utilize our Florida MMTC license issued by the Florida Department of Health that was acquired through our acquisition of VidaCann. Licensed MMTCs are vertically integrated and the only businesses in Florida authorized to dispense medical marijuana cannabis to qualified patients and caregivers. MMTCs are authorized to cultivate, process, transport and dispense medical marijuana. As of December 31, 2025 there were 22 companies with MMTC licenses in Florida, many of which are not yet operational. License holders are not subject to restrictions on the number of dispensaries that may be opened or on the number or size of cultivation and processing facilities they may operate. On September 15, 2023, we recorded an impairment charge of $32,750,466 against our previously acquired Florida MMTC License to reflect the value of the Florida MMTC License as of the date we domesticated to Nevada.  We recognized an additional impairment of $7,197,418, that brought the carrying value of our Florida MMTC License to $9,000,000, as of December 31, 2023.  The amount was equal to the sale price negotiated with a third party who acquired the license from us on May 6, 2024, prior to us closing the acquisition of VidaCann  on May 10, 2024.  The VidCann acquisition added a cultivation and processing facility, a production facility and a twenty-six (26) retail store network, to which we have added seven (7) additional locations, bringing the total number of medical dispensaries we operate in Florida to thirty three (33).

As part of our Florida expansion, as of the date of this Quarterly Report on Form 10-Q, we have entered into two leases for additional dispensing locations in Florida, which remain subject to completion of tenant improvements and regulatory inspection prior to sales to customers.  The first location in Sarasota, became operational on August 21, 2026, which will be followed by the second location in St. Petersburg, beginning construction in the forth quarter of 2026.

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

As of September 30, 2026 we operate one Planet 13 branded dispensary in Waukegan, Illinois. The Company has plans to leverage its resources in Illinois by introducing its exclusive line of products through licensing agreements for sale at its retail store and wholesale throughout the State in 2026.

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

Recent Developments

On July 26, 2026, we entered into the Merger Agreement with Vireo and Merger Sub, and on October 9, 2026, Vireo filed a registration statement on Form S-4 with the SEC in connection with the Merger, which was declared effective by the SEC on November 2, 2026. The Company will hold a special meeting of its stockholders to vote on the adoption of the Merger Agreement on December 10, 2026. See “Overview” above and Part II, Item 1A, “Risk Factors” for additional information regarding the Merger.

Results of Operations

	Three Months Ended
	September 30,	September 30,	Percentage
Expressed in USD$	2026	2025	Change
Revenue
Net revenue	23,079,891	23,270,211	(0.8)%
Cost of Goods Sold	(10,104,273)	(18,311,350)	(44.8)%
Gross Profit	12,975,618	4,958,861	161.7%
Gross Profit Margin %	56.2%	21.3%

Expenses
General and Administrative	13,543,891	11,987,649	13.0%
Sales and Marketing	1,394,944	1,171,083	19.1%
Lease expense	1,120,390	1,345,835	(16.8)%
Depreciation and Amortization	1,435,121	1,855,914	(22.7)%
Total Expenses	17,494,346	46,204,708	(62.1)%

Income (Loss) From Operations	(4,518,728)	(41,245,847)	(89.0)%

Other Income (Expense):
Interest expense, net	(100,445)	(91,934)	9.3%
Foreign exchange gain (loss)	—	—	#DIV/0!
Other income, net	278,902	(1,799,946)	(115.5)%
Total Other Income	178,457	(1,891,880)	(109.4)%

Loss for the period before tax	(4,340,271)	(43,137,727)	(89.9)%
Provision for income tax (current and deferred)	(2,016,011)	(818,126)	146.4%
Loss for the period	(6,356,282)	(43,955,853)	(85.5)%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.02)	$(0.14)

Weighted Average Number of Shares Outstanding
Basic and diluted	335,319,455	325,363,800

	Nine Months Ended
	September 30,	September 30,	Percentage
Expressed in USD$	2026	2025	Change
Revenue
Net revenue	67,031,413	78,156,379	(14.2)%
Cost of Goods Sold	(32,318,074)	(49,531,520)	(34.8)%
Gross Profit	34,713,339	28,624,859	21.3%
Gross Profit Margin %	51.8%	36.6%

Expenses
General and Administrative	36,082,534	39,645,372	(9.0)%
Sales and Marketing	3,921,486	4,344,072	(9.7)%
Lease expense	3,440,793	4,032,796	(14.7)%
Depreciation and Amortization	4,347,413	5,442,633	(20.1)%
Total Expenses	47,792,226	83,309,100	(42.6)%

Income (Loss) From Operations	(13,078,887)	(54,684,241)	(76.1)%

Other Income (Expense):
Interest expense, net	(275,070)	(645,635)	(57.4)%
Foreign exchange gain (loss)	—	(3,113)	(100.0)%
Other income, net	2,383,691	3,504,281	(32.0)%
Total Other Income	2,108,621	2,855,533	(26.2)%

Loss for the period before tax	(10,970,266)	(51,828,708)	(78.8)%
Provision for income tax (current and deferred)	(9,068,264)	(7,475,554)	21.3%
Loss for the period	(20,038,530)	(59,304,262)	(66.2)%

Loss per share for the period
Basic and fully diluted income (loss) per share	$(0.06)	$(0.18)

Weighted Average Number of Shares Outstanding
Basic and diluted	331,318,143	325,362,689

Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025

Revenue, net of Discounts

Net Revenue for the three months ended September 30, 2026 was $23,079,891 vs $22,859,292 in the prior quarter for a sequential increase of 1.0% or $220,599. The Company, experienced a slight, 0.8% decrease in net revenue of $190,320 from $23,079,891 in the comparable prior year period. Net Revenue during the nine months ended September 30, 2026  was $67,031,413, a 14.2% decrease of $11,124,966 when compared to the prior year period of $78,156,379.

The quarter over quarter sequential increase was primarily driven by a 15.1% revenue increase in the Florida market vs the prior quarter.  Florida also experienced a 45% increase in revenue vs the prior year quarter. The year over year decreases in net revenue were primarily driven by the Company's exit from the California market with the wholesale portion substantially complete at the end of 2025 and the final day of sales at the dispensary on February 10, 2026. California revenue represented approximately $9,555,057 of the overall $11,124,966 revenue decline vs prior year with the remaining decrease coming from the Nevada market.

In Nevada, The Company continues to be impacted by an overall decline in Las Vegas tourism, with a corresponding reduction in tourist foot traffic at the Planet 13 Las Vegas Superstore compared to the prior year. In particular, ongoing pricing pressure and oversupply in the market have had a negative impact on the Nevada wholesale business, which The Company has decided to exit in the fourth quarter of 2026. The impact of the wholesale exit on revenue is expected to be negligible. The Company is focused on driving customer traffic to the Las Vegas Superstore location with local marketing efforts, partnerships with taxi cab and rideshare drivers and targeting high impact events such as certain concerts, events at the Sphere, sporting events, as well as using ongoing social media content to help promote the unique Las Vegas Superstore experience.

Details of net revenue by product category are as follows:

	Three Months Ended
	September 30,	September 30,	Percentage
	2026	2025	Change
Flower	$10,388,337	$8,577,585	21.1%
Concentrates	8,075,344	7,661,562	5.4%
Edibles	3,422,472	3,667,384	(6.7)%
Topicals and Other Revenue	845,963	1,119,393	(24.4)%
Wholesale	347,775	2,244,287	(84.5)%
Net revenue	$23,079,891	$23,270,211	(0.8)%

	Nine Months Ended
	September 30,	September 30,	Percentage
	2026	2025	Change
Flower	$28,061,968	$28,728,017	(2.3)%
Concentrates	23,467,483	24,876,348	(5.7)%
Edibles	10,881,604	12,801,895	(15.0)%
Topicals and Other Revenue	2,789,039	3,447,300	(19.1)%
Wholesale	1,831,319	8,302,819	(77.9)%
Net revenue	$67,031,413	$78,156,379	(14.2)%

Gross Profit

Gross profit margin for the three months ended September 30, 2026 was 56.2% compared to 21.3% for the three months ended September 30, 2025. Overall gross profit was $12,975,618 and $4,958,861 for the three months ended September 30, 2026 and 2025 respectively, a year over year increase of 161.7% or $8,016,757.

Gross profit margin for the nine months ended September 30, 2026 was 51.8% compared to 36.6% for the nine months ended September 30, 2025. Overall gross profit was $34,713,339 and $28,624,859 for the nine months ended September 30, 2026 and 2025 respectively, a year over year increase of 21.3% or $6,088,480.

The increase in gross profit margin percentage for the nine months ended September 30, 2026 was the result of several factors including: the exit from California wholesale, the cost reductions in Nevada cultivation and improvements in third party procurement in Nevada.  The Company also had a positive, ytd adjustment to its inventory reserve balance of $2,093,977 with $1,000,000 impacting Q2 and $1,093,977 impacting Q3. Without the inventory reserve adjustment, gross profit margin would have been 51.5% for the three month and 48.7% for the nine month periods.  The Company expects margins to stabilize at this level going forward as a result of the continued efforts in Nevada, and as Florida begins to scale and butane hash oil products are introduced.

General and Administrative Expenses

General and Administrative (“G&A”) expenses (which includes non-cash share-based compensation expenses), decreased by 9.0% during the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025. The decrease in G&A expenses across board was the result of the focused cost cutting initiatives undertaken by the Company during 2025 now showing in the results. Overall, excluding non-cash share-based compensation expenses and non-operating legal and transaction related costs, G&A expenses decreased $6,907,037 or 18.0%. When expressed as a percentage of revenue, adjusted G&A expenses equaled 47.1% for the nine months ended September 30, 2026, compared to 49.2% for the nine months ended September 30, 2025.

A detailed breakdown of G&A expenses is as follows:

	Three Months Ended
	September 30,	September 30,	Percentage
	2026	2025	Change
Salaries and wages	$4,991,362	$4,793,367	4.1%
Share-based compensation expense	360,007	616,654	(41.6)%
Executive compensation	772,608	728,180	6.1%
Licenses and permits	555,601	683,859	(18.8)%
Payroll taxes and benefits	958,197	1,150,290	(16.7)%
Supplies and office expenses	137,066	200,787	(31.7)%
Subcontractors	452,253	562,979	—%
Professional fees (legal, audit and other)	2,927,065	1,133,736	158.2%
Miscellaneous general and administrative expenses	2,389,732	2,117,797	12.8%
	$13,543,891	$11,987,649	13.0%

	Nine Months Ended
	September 30,	September 30,	Percentage
	2026	2025	Change
Salaries and wages	$13,717,540	$16,032,900	(14.4)%
Share-based compensation expense	1,715,500	1,174,281	46.1%
Executive compensation	2,265,934	2,816,843	(19.6)%
Licenses and permits	1,587,041	2,030,477	(21.8)%
Payroll taxes and benefits	2,971,253	3,734,383	(20.4)%
Supplies and office expenses	466,273	736,928	(36.7)%
Subcontractors	1,401,333	1,761,008	(20.4)%
Professional fees (legal, audit and other)	5,106,998	4,114,199	24.1%
Miscellaneous general and administrative expenses	6,850,662	7,244,353	(5.4)%
	$36,082,534	$39,645,372	(9.0)%

Non-cash, share-based compensation of $360,007 was recognized during the three months ended September 30, 2026, increasing from $616,654 that was recognized during the three months ended September 30, 2025. The decrease is primarily attributable to fewer Restricted Share Units (“RSUs”) outstanding vs the prior year and no new RSUs being granted in 2026.  These amounts are non-cash, and the expense is recognized in accordance with the vesting schedule of the underlying RSUs. See Note 12 to our audited consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2025, for additional details on the assumptions used to calculate fair value as well as information regarding the vesting of the various components of the non-cash share-based compensation.

Sales and marketing expenses increased by 19.1% or $223,861 during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in marketing expenses was a result of the Company's overall efforts to drive increased customer traffic to the Planet 13 Las Vegas Superstore.

Lease expense decreased by 16.8% during the three months ended September 30, 2026, when compared to the three months ended September 30, 2025. The decrease in Lease expense is primarily due to the exit from the Orange County, California dispensary, which was completed on February 10, 2026, the exit from administrative office space in Nevada and two unprofitable store locations in Miami Florida.

Depreciation and amortization decreased by 22.7% during the three months ended September 30, 2026, when compared to the three months ended September 30, 2025. The reduction is primarily due to the elimination of depreciation charges as a result of the asset sales in California.

Interest expense of $100,445 was incurred during the three months ended September 30, 2026, compared to net interest expense of $91,934 during the three months ended September 30, 2025. The interest expense is net of interest earned on a corresponding money market account. The balance of long-term debt as of September 30, 2026, was $1,282,370 compared to $1,234,353 as of December 31, 2025.

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

Other income/expense, consisting of gains on the sale of fixed assets and other miscellaneous transactions, including Automated Teller Machine (“ATM”) fees, and other income, was income of $278,902 for the three months ended September 30, 2026, compared to other income consisting of ATM fees, and other miscellaneous expenses of $1,799,946 for the three months ended September 30, 2025. Other income for the nine months ended September 30, 2026 included $1,565,000 gain on the sale of assets. The prior year other income included the recovery of a property in a legal settlement related to the El Capitan matter valued at $4,570,227.

Income tax expense for the three months ended September 30, 2026, was $2,016,011 compared to $818,126 for the prior year period. The tax expense increased primarily due to a deferred tax recovery benefit of $2,236,050 in the prior year. Non-medical markets are still subject to Section 280E of  the Internal Revenue Code (the “Code”), which prohibits businesses from taking deductions or credits in carrying on any trade or business consisting of trafficking in certain controlled substances that are prohibited by federal law. We, to the extent our “trafficking” activities, and/or key contract counterparties directly engaged in trafficking in cannabis, have incurred significant tax liabilities from the application of Section 280E. Our income tax obligations under Section 280E of the Code are typically substantially higher as compared to companies to which Section 280E does not apply. Section 280E essentially requires us to pay federal, and as applicable, state income taxes on gross profit, which presents a significant financial burden that increases our net loss and may make it more difficult for us to generate net profit and cash flow from operations in future periods. In addition, to the extent that the application of Section 280E creates a financial burden on contract counterparties, such burdens may impact the ability of such counterparties to make full or timely payment to us, which would also have a material adverse effect on our business.

The overall net loss for the three months ended September 30, 2026, was $6,356,282 (($0.02) per share) compared to an overall net loss of $43,955,853 (($0.14) per share) for the three months ended September 30, 2025.

Segmented Disclosure

The Company determined that each of its locations represents an operating segment. These operating segments have been aggregated into a single reportable segment as the Company operates as a vertically integrated cannabis company with dispensary, cultivation, production and distribution operations in the States of Nevada and Florida, and dispensary operations in the State of Illinois.

Liquidity and Capital Resources

As of September 30, 2026, our financial instruments consist of cash, deposits, accounts receivable, accounts payable and accrued liabilities, and notes payable. We have no speculative financial instruments, derivatives, forward contracts, or hedges.

As of September 30, 2026, we have working capital of $14,756,340 compared to working capital of $18,564,637 as of September 30, 2025. The working capital reduction is the result of substantially less inventory and accounts receivable related to our former California operations and the reduction in Nevada cultivation, partially offset by a reduction in accounts payable and accrued expenses in the current period.  The Company believes that it has adequate liquidity in the form of cash on hand to continue to fund its operations over the next 12 months.

The following table relates to the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,	September 30,
	2026	2025
Cash flows used in operating activities	$(175,319)	$(10,570,883)
Cash flows provided by investing activities	292,361	514,518
Cash flows provided by financing activities	-	1,802,368

Cash Flows from Operating Activities

Net cash used in operating activities was $175,319 for the nine months ended September 30, 2026, compared to cash used in operating activities of $10,570,883 for the nine months ended September 30, 2025. A significant portion of the increase in cash used in operating activities is directly attributable to the net change in certain working capital items during the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025.  This was driven primarily by decreases in accounts receivable, inventory, accounts payable and accrued expense accounts in the six months ended September 30, 2025.

Cash Flows from Investing Activities

Net cash provided by investing activities was $292,361 for the nine months ended September 30, 2026, compared to net cash provided by investing activities of $514,518 for the nine months ended September 30, 2025. Funds received in the current period were related to the sale of dispensary assets in Orange County, California, offset by capital expenditures in Florida. Capital expenditures in the prior year period were primarily related to new store buildouts and upgrades to the cultivation facilities in Florida.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0 during the nine months ended September 30, 2026, compared to net cash provided by financing activities of $1,802,368 for the nine months ended September 30, 2025. The funds received in the prior period were a $9,750,000 draw from the revolving line of credit, mostly offset by the payoff of debts related to the VidaCann acquisition.

Capital Resources

We have a recent history of operating losses. It may be necessary for us to arrange for additional financing to meet our ongoing operational needs and growth initiatives. Under the Merger Agreement, we generally may not issue securities, incur or guarantee certain indebtedness or make certain capital expenditures without Vireo’s prior written consent until the earlier of the completion of the Merger and the termination of the Merger Agreement.

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

If the Merger is not completed, as a result of the limited capital available for small-cap cannabis companies in the current market, we may need to consider other available options to restructure or reorganize our operations.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2026.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of September 30, 2026, our Co-Chief Executive Officers and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal or regulatory proceedings, lawsuits and other claims arising in the ordinary course of our business. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of such matters will be. However, based on our knowledge, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any litigation that has been filed relating to the Merger. Lawsuits relating to the Merger may be filed in the future against us, Vireo and/or our directors and officers. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, financial results, or future performance, as well as the risk factors set forth under “Risk Factors” in the proxy statement/prospectus included in the registration statement on Form S-4 filed by Vireo with the SEC on October 9, 2026, as it may be amended. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Completion of the Merger is subject to the satisfaction or, where permitted, waiver of a number of conditions, including, among others: (i) approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of the Company Common Stock entitled to vote thereon; (ii) approval by a simple majority of the votes cast by our stockholders, excluding the votes attached to shares held or controlled by persons specified under Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions of the Canadian Securities Administrators; (iii) the effectiveness of the Registration Statement on Form S-4 relating to the Vireo subordinate voting shares to be issued in the Merger and the absence of an effective stop order or related SEC proceeding; (iv) approval of the Vireo subordinate voting shares to be issued in the Merger for listing on the Canadian Securities Exchange and receipt of the required acceptance or approval of the Canadian Securities Exchange; (v) the absence of any applicable law or order prohibiting, restraining or making illegal the completion of the Merger; (vi) the receipt and continued effectiveness of certain specified governmental and cannabis regulatory authorizations, permits and consents, including, as applicable, the expiration or termination of applicable waiting periods; (vii) the absence of certain pending governmental proceedings challenging or seeking to restrain the Merger or impose specified limitations or remedies; (viii) the accuracy of the parties’ respective representations and warranties, subject to the standards set forth in the Merger Agreement, and the parties’ performance in all material respects of their respective obligations under the Merger Agreement; (ix) the absence of a material adverse effect with respect to either us or Vireo; and (x) the receipt by each party of an opinion of its counsel regarding the intended U.S. federal income tax treatment of the Merger.

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

If the Merger is not completed, and financing is not available, restructuring of operations or other options may be necessary to raise additional capital.

In the event that the Merger is not completed, as a result of the limited capital available for small-cap cannabis companies in the current market, we may need to consider other available options to restructure or reorganize our operations in order to raise additional funds. Furthermore, if the Merger Agreement is terminated and we seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

Members of our board of directors and management have interests in the Merger that are different from, or in addition to, those of our other stockholders.

Our executive officers have arrangements that may provide for severance payments or benefits and other payments or benefits upon completion of the Merger and/or upon a termination of employment under specified circumstances following completion of the Merger, and certain equity-based awards held by our executive officers and directors will vest or otherwise be treated as described in the Merger Agreement. Our executive officers and directors also have rights to indemnification, advancement of expenses and directors’ and officers’ liability insurance that will survive completion of the Merger. Concurrently with the execution of the Merger Agreement, Larry Scheffler, Robert Groesbeck and Christopher Wren entered into employment offer letters with Vireo, effective upon the closing of the Merger, that include awards of restricted stock units subject to the achievement of specified revenue targets. In addition, Larry Scheffler, Robert Groesbeck, Christopher Wren and David Loop, who in the aggregate owned approximately 95,575,867 shares of Company Common Stock as of July 26, 2026, have entered into Voting Agreements and Lock-Up Agreements with Vireo. These interests may cause such persons to view the Merger differently than our other stockholders.

Our stockholders will have a significantly reduced ownership and voting interest in Vireo after the Merger, and the Vireo shares they receive will have different rights from shares of our common stock.

Upon completion of the Merger, our stockholders will become shareholders of Vireo, a British Columbia corporation, and their rights will be governed by Vireo’s articles and applicable British Columbia law, which differ in some respects materially from our articles of incorporation, our bylaws and Nevada law. Our current stockholders will own a minority of Vireo’s outstanding subordinate voting shares following the Merger and will have significantly less influence over the policies of Vireo than they now have over our policies.

Vireo may not achieve the intended benefits of the Merger, and the market price of Vireo shares after the Merger may be affected by factors different from those currently affecting our common stock.

There can be no assurance that Vireo will be able to successfully integrate our business or realize the expected benefits of the Merger, including operational synergies and efficiencies. Integration may involve diversion of management attention, difficulties retaining employees and business relationships, consolidation of corporate and administrative infrastructure, integration of information technology and other systems, and unknown liabilities or unforeseen expenses. Following the Merger, the market price of Vireo shares may be affected by factors different from those affecting our common stock as a standalone company and may decline if Vireo does not achieve the anticipated benefits of the Merger. Vireo is also treated as a United States corporation for U.S. federal income tax purposes while being subject to Canadian taxation, which could adversely affect the combined company.

The Merger may result in a loss of customers, distributors, suppliers, vendors, landlords, lenders and other business partners and may result in the termination of existing contracts.

Following the Merger, some of our customers, distributors, suppliers, vendors, landlords, lenders and other business partners may terminate or scale back their current or prospective business relationships with Vireo. Some customers may not wish to source a larger percentage of their needs from a single company or may feel that Vireo is too closely allied with one of their competitors. In addition, we have contracts with customers, distributors, suppliers, vendors, landlords, lenders and other business partners that may require us to obtain consents from these other parties in connection with the Merger, which may not be obtained on favorable terms or at all. If relationships with customers, distributors, suppliers, vendors, landlords, lenders and other business partners are adversely affected by the Merger, or if Vireo, following the Merger, loses the benefits of our contracts, Vireo’s business and financial performance could suffer.

If the Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code, our stockholders may be required to pay substantial U.S. federal income taxes.

The Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code. If the IRS or a court determines that the Merger does not so qualify, a U.S. holder of our common stock generally would recognize gain or loss equal to the difference, if any, between the fair market value of the Vireo shares received in the Merger and such holder’s aggregate tax basis in the shares of our common stock surrendered.

Litigation relating to the Merger, and change in control provisions in our agreements, could result in substantial costs or delay or prevent completion of the Merger.

Securities class action and derivative lawsuits are often brought against public companies that have entered into merger agreements. Lawsuits relating to the Merger could be filed against us, Vireo and/or our respective directors and officers, could prevent or delay completion of the Merger and could result in significant costs, including indemnification costs. In addition, completion of the Merger may trigger change in control or other provisions in certain of our agreements, and if waivers or consents cannot be obtained, counterparties may terminate those agreements, seek damages or require fees or less favorable terms.

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

Date: November 12, 2026	By:	/s/ Robert Groesbeck
Robert Groesbeck
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Larry Scheffler
Larry Scheffler
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen McLean
Stephen McLean
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)